Form 10-K
period 1997-06-29
UNIQUE CASUAL RESTAURANTS INC
filed 1997-10-14
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For The Fiscal Year Ended June 29, 1997

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 [NO FEE REQUIRED]

For the transition period from ___ to ___

Commission File Number:  0-22639


                         UNIQUE CASUAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3370491
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers, MA                        01923
(Address of principal executive offices)                              (Zip Code)


                                  508-774-6606
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on October 2, 1997 was $73,839,040 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at October 2, 1997: 11,463,704

                       DOCUMENTS INCORPORATED BY REFERENCE


The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on December 9, 1997 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K



FORM 10-K
Item No.            Item in Form 10-K                      Item in Proxy Statement

PART III

10        Directors and Executive                Election of Directors and  Directors and  Committees
          Officers of the Registrant             in the  Company's  Proxy  Statement  relating to its
                                                 Annual   Meeting   of Stockholders   to  be  held on
                                                 December  9, 1997.

11        Executive Compensation                 Executive   Compensation   in  the  Company's  Proxy
                                                 Statement   relating   to  its  Annual   Meeting  of
                                                 Stockholders to be held on December 9, 1997.

12        Security Ownership of Certain          Principal   Stockholders   in  the  Company's  Proxy
          Beneficial Owners and Management       Statement   relating   to  its  Annual   Meeting  of
                                                 Stockholders   to  be held on December 9, 1997.


Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, Unique Casual Restaurants, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

                                 FORM 10-K INDEX

                                     PART I




Item 1  Business

Item 2  Properties

Item 3  Legal Proceedings

Item 4  Submission of Matters to a Vote of Security Holders

                                  PART II

Item 5  Market for the Registrant's Common Stock and Related Stockholder Matters

Item 6  Selected Financial Data

Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 8  Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                 PART III

Item 10 Directors and Executive Officers of the Registrant

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management

Item 13 Certain Relationships and Related Transactions

                                  PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

              From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as
              "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in this report and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions including those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Forward-Looking Statements". Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

                                     PART I

Item 1.  Business.

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation which was formed on May 27, 1997 prior to its spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described under the heading "Spin-off Transaction" herein (the "Spin-off"). The Company's principal executive offices are located at One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923, and its telephone number is (508) 774-6606. The Company's principal business is to own, operate and franchise Fuddruckers, Champps Americana and Great Bagel & Coffee Company restaurants.

The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States and in Canada and the Middle East. Great Bagel and Coffee serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through company-owned and franchised stores.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented. The Company's results of operations, as presented in the accompanying financial statements, include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

Recent Trends in Operations

For fiscal 1997, the Company reported a net loss of $39 million compared with a loss of $5.7 million in 1996. Refer to the Combined Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of
Operations for information regarding the Company's financial performance in fiscal 1997 and 1996.

Fuddruckers

Operations

Fuddruckers restaurants, with an average bill of $6.45 per person and a "Kids Eat Free" program after 4:00 p.m. on Monday through Thursday, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The restaurants offer a distinctive atmosphere created by an open grill area, a glassed-in butcher shop, a display case featuring choice steaks and hamburgers that have been freshly-cut or ground and an open bakery for hamburger buns, brownies and cookies. Each restaurant offers a substantially similar menu that prominently features Fuddruckers' signature hamburger in one-third pound and one-half pound sizes. Hamburgers are made from fresh beef, cut and ground daily at each restaurant and served on buns baked daily "from scratch" at each restaurant. The hamburgers are available with optional specialty toppings from the grill. While the menu is focused on Fuddruckers' signature hamburger, which accounts for approximately 65% of sales, it also includes fresh-cut, ribeye steak sandwiches, fresh-cut, ribeye, chopped steak and chicken platters with baked potatoes, various grilled chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads and soups, fish sandwiches, french fries, onion rings, soft drinks, high quality milkshakes and bakery items. Beer and wine are served and, generally, account for approximately 3% of restaurant sales. The restaurants permit guests to participate in the preparation of their meals by allowing them to garnish their own entrees from a bountiful array of fresh lettuce, tomatoes, onions, pickles, relish and a variety of condiments, sauces and melted cheeses at the "fixin's bar." Guests generally place their own orders and serve themselves, thereby minimizing waiting time.

Each restaurant contains a principal dining area from which guests may observe the preparation of their meals, and, in some restaurants, an additional dining area with a patio motif. Decor of the principal dining area of a Fuddruckers restaurant generally includes an open warehouse style with neon beverage signs, wood tables and chairs and, in some instances, original shipping containers from certain foods sold by the restaurant. The open grill area enables guests to view the preparation of their meals, all of which are cooked to order.

The typical Fuddruckers restaurant is located in a suburban area in a free-standing building or in a shopping center. The area within a five-mile radius of the restaurant is usually zoned for retail, office and residential uses. Fuddruckers' guests have an average household income of approximately $50,000. Fuddruckers' restaurants typically range in size from 6,000 to 8,000 square feet with 200 to 300 seats and parking for between 100 and 200 vehicles. Restaurants built in fiscal years 1997 and 1996 are typically between 4,800 and 6,000 square feet with 160 to 220 seats.

The restaurants are open seven days a week, generally from 11:00 a.m. to 10:00 p.m., for lunch, dinner and late night meals. Certain restaurants are open earlier to accommodate the sale of freshly-baked goods. Restaurants are designed to enable guests to complete their visit within a convenient 40-minute period, which attracts the business person on a limited luncheon schedule. This contributes to Fuddruckers' higher percentage of lunch (45%) versus dinner (55%) sales than the industry average for casual dining restaurants.

All restaurants are operated in accordance with strict standards and specifications for the quality of ingredients, preparation of food, maintenance of premises and associates conduct, as set forth in Fuddruckers' policy and procedures manuals. At each restaurant, Fuddruckers emphasizes uniform standards for product quality, portion control, courteous service and cleanliness.

Fuddruckers establishes specifications and approves purchasing arrangements for basic menu ingredients and supplies for all its restaurants in order to obtain favorable prices and ensure consistent levels of quality and freshness. Food products in Fuddruckers-owned and franchised restaurants are regularly and systematically tested for quality and compliance with Fuddruckers' standards.

Fuddruckers emphasizes simplicity in its operations. Its restaurants generally have a total staff of one General Manager, two or three Assistant Managers and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, it typically does not employ waiters or waitresses.

During fiscal year 1996, Fuddruckers complemented its existing menu by introducing "La Salsa Fresh Mexican Grill" in ten Fuddruckers restaurants in the Los Angeles, San Antonio, Chicago and Milwaukee markets. Seven outlets were opened in fiscal 1997 and one location was closed. The La Salsa concept features fresh, healthy, authentic Mexican foods prepared in a stand-alone "outlet" inside the restaurant. Under the terms of a 10-year license agreement with La Salsa Holding, Fuddruckers will pay a franchise fee, royalty payments equal to 5% of gross sales, certain training costs and marketing fund fees for each outlet opened. The Company does not plan to open any additional La Salsa locations in fiscal 1998.

Management

Fuddruckers restaurant operations are currently divided into two regions, each supervised by a Senior Vice President of Operations. The two regions are divided into a total of fourteen districts, each supervised by a Director of Operations. On average, each Director of Operations supervises eight restaurants and reports to a Senior Vice President of Operations.

Marketing

Fuddruckers uses television, radio and print media to promote its various themes in markets with a high concentration of Fuddruckers-owned restaurants. These themes emphasize Fuddruckers' unique name and fresh baked buns which are unique characteristics and help differentiate Fuddruckers from other restaurant concepts.

Marketing research conducted by Fuddruckers indicates a strong consumer desire for fresh, high-quality food. Fuddruckers restaurants, which feature fresh produce available at the "fixin's bar," fresh beef ground daily and fresh buns baked daily, address these consumer desires.

One of Fuddruckers' most successful marketing programs is the "Kids Eat Free" program. This program is designed to increase guest traffic during traditionally slow days by allowing a child under age 12 to eat free Monday through Thursday when an accompanying adult purchases a meal.

Fuddruckers has developed local store marketing manuals to assist its managers and franchisees in the development of a marketing and public relations strategy for their geographic area. Workshops, seminars and marketing manuals are made available to all franchisees. In addition, Fuddruckers allows its franchisees to use its various television, radio and print advertising materials in the franchisees' markets for a nominal fee intended to cover Fuddruckers' cost.

Site Selection

Fuddruckers uses its own personnel to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Fuddruckers believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the location.

The average total cost to construct a typical Fuddruckers restaurant, where Fuddruckers purchases real estate, depending upon its location, is approximately $1.5 million, which includes $265,000 for furniture, fixtures and equipment, $510,000 for building and improvements, $680,000 for land and site work, and $50,000 related to pre-opening costs of the restaurant. Since 1995, Fuddruckers has arranged for sale-leaseback financing whereby Fuddruckers acquires real estate, constructs a new restaurant and then sells and leases back the property. This has enabled Fuddruckers to open new restaurants on sites where a leasing arrangement was not available, with a minimal capital investment.

The average total cost to construct a new Fuddruckers restaurant where Fuddruckers enters into a leasing arrangement is approximately $800,000 which is comprised of $265,000 for furniture, fixtures and equipment, $485,000 for leasehold improvements, and $50,000 related to pre-opening costs associated with the restaurant. Fuddruckers typically receives a contribution of between $300,000 and $400,000 toward the construction and renovation costs from landlords and believes that its growth enhances its ability to obtain attractive leasing terms. Despite this favorable condition, there remains considerable competition among restaurant businesses for desirable sites.

Future development of Fuddruckers restaurants will be accomplished through the sale of franchises and the development of Fuddruckers-owned restaurants, although no new Company-owned restaurants are planned for fiscal 1998. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Fuddruckers restaurants. It is also dependent upon securing appropriate governmental permits and obtaining beer and wine licenses.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers' concept and system of restaurants. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. Fuddruckers has a close relationship with its franchisees and seeks to identify potential franchisees with the capability and financial resources to operate multiple restaurants. Of the 36 Fuddruckers franchisees, 17 operate multiple restaurants, and 22 have operated Fuddruckers restaurants for more than five years.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants. In exchange for a franchise fee, Fuddruckers provides its franchisees assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers "opening team" at the time a franchised restaurant opens and operations and accounting guidelines set forth in various policies and procedures manuals.

All franchisees are required to operate their restaurants in accordance with Fuddruckers' standards and specifications, including controls over menu items, food quality and preparation. Fuddruckers requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by Fuddruckers for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

The current standard franchise agreement provides for the payment to Fuddruckers of a non-refundable franchise fee of between $25,000 and $50,000 per restaurant and ongoing royalties of 5% of gross sales of each restaurant. Certain multi-unit franchisees have entered into royalty buy-down agreements with Fuddruckers, which reduce royalty payments required under the respective franchise agreements. The royalty buy-down agreements generally provide for a one-time payment to Fuddruckers covering a period of twelve to fourteen months, and an amendment of the underlying franchise agreement to reduce the royalty to 3% of gross sales. Once a franchisee executes a buy-down agreement, the royalty on any subsequent franchise agreement will be reduced to 3%. As of June 29, 1997, royalty buy-down agreements covered 53 franchise restaurants.

                      Fuddruckers Locations - Company Owned

The following table sets forth the locations of restaurants owned and operated by Fuddruckers as of October 1, 1997:

Domestic - Total 116   Domestic (Cont'd)          Domestic (Cont'd)

ALABAMA                INDIANA                    TEXAS
   Birmingham             Merrillville               Austin (3)
ARIZONA                KENTUCKY                      Clearlake
   Flagstaff              Florence                   Houston (11)
   Glendale            MARYLAND                      Irving
   Mesa (2)               Annapolis                  Kingwood
   Phoenix (2)            Baltimore                  Plano
   Scottsdale             Gaithersburg               San Antonio (4)
   Tempe                  Pikesville                 Stafford
   Tucson                 Rockville                  Woodlands
CALIFORNIA             MASSACHUSETTS              UTAH
   Burbank                Boston                     Layton
   Chula Vista            North Andover              Orem
   La Mesa                Saugus                     Sandy
   Lake Forest         MINNESOTA                     Taylorsville
   Lakewood               Bloomington             VIRGINIA
   Pasadena               Brooklyn Center            Alexandria
   San Diego              Burnsville                 Annandale
COLORADO                  Coon Rapids                Chesapeake (2)
   Aurora (2)             Eden Prairie               Colonial Heights
   Marston Park           Maple Grove                Fairfax
   Thornton               Roseville                  Falls Church
GEORGIA                   St. Louis Park             Fredericksburg
   Alpharetta          MISSOURI                      Herndon
   Atlanta                Maryland Heights           Midlothian
   Duluth                 St. Louis (2)              Newport News
   Kennasaw            OHIO                          Richmond
   Marietta               Cincinnati (2)             Vienna
   Norcross               Columbus (4)               Virginia Beach
   Peachtree City         Fields Ertel               Woodbridge
   Snellville             Forest Park             WISCONSIN
   Tucker                 Hilliard                   Brookfield
ILLINOIS                  Norwood
   Addison
   Aurora
   Calumet City
   Downers Grove N
   Downers Grove S
   Highland Park
   Matteson
   Orland Park
   Palatine
   Schaumburg (2)

Fuddruckers Restaurants - Franchised Locations

The following table sets forth the locations of restaurants operated by Fuddruckers franchisees as of October 1, 1997:

Domestic - Total 73      Domestic (Cont'd)         Domestic (Cont'd)

CALIFORNIA              NORTH CAROLINA             TEXAS
   Buena Park              Asheville                  Beaumont
   Citrus Heights          Charlotte                  College Station
   Concord                 Durham                     Killeen
   Walnut Creek            Greensboro                 Laredo
FLORIDA                    Hickory                    Lubbock
   Altamonte Springs       Huntersville               McAllen
   Clearwater              Jacksonville               Midland
   Coconut Grove           Matthews                   San Antonio (2)
   Coral Springs           Wilmington                 Temple
   Ft. Lauderdale       NORTH DAKOTA                  Waco
   Miami                   Fargo
   N. Miami Beach       OHIO
   Plantation              Akron                   International  - Total 10
   Tallahassee             Canton                  BAHRAIN
   Tampa                   Cleveland                  Adliya
MARYLAND                OREGON                        Manama
   Owings Mills            Lake Oswego             CANADA
MICHIGAN                   Portland                   Edmonton
   Flint                PENNSYLVANIA                  Saskatoon
   Kentwood                Greensburg              INDONESIA
   Sterling Heights        Harmarville                Kelapa Gading
MONTANA                    Lancaster               KUWAIT
   Billings                Philadelphia               Kuwait City
   Missoula                Fairless Hill           PUERTO RICO
NEBRASKA                SOUTH CAROLINA                Caguas
   Omaha                   Columbia                SAUDI ARABIA
NEW JERSEY                 Greenville (2)             Al Khobar
   New Brunswick           Hilton Head                Jeddah
   Paramus                 Myrtle Beach               Riyadh
   Parsippany              North Myrtle Beach
   Tom's River             Spartanburg
   Turnersville         SOUTH DAKOTA
   Union                   Rapids City
   Voorhees                Sioux Falls
   Wayne                TENNESSEE
NEW YORK                   Kingsport
   Amherst                 Nashville
   Westbury

Champps

Operations

The Champps Americana concept is based upon providing the best possible food, value and service to its customers. Although food and service are the most important parts of the Champps Americana concept, an atmosphere that is entertaining and energetic, yet comfortable, is also critical. The food offerings at Champps' restaurants combine a wide selection of appetizers, soups, salads, innovative sandwiches, pizza, burgers, and entrees including chicken, beef, fish, pasta and desserts. Selections reflect a variety of ethnic and regional cuisines and traditional favorites. Because Champps' menu is not tied to any particular type of food, Champps can introduce and eliminate items based on current consumer trends without altering its theme. Portion sizes are generous and each dish is attractively presented. Champps believes that these qualities give customers a sense of value. Entree prices currently range from $4.50 to $14.25. Champps emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, generally from original ingredients with fresh produce. Champps invests substantial time in training and testing kitchen employees to maintain consistent food preparation. Strict food standards at Champps-owned restaurants have also been established to maintain quality.

The customer's experience is enhanced by the attitude and attention of restaurant personnel. Accordingly, Champps emphasizes prompt greeting of arrivals, frequent visits to customer tables to monitor customer satisfaction and service and friendly treatment of its customers. Service is based upon a team concept so that customers are made to feel that any employee can help them and they are never left unattended. Success of the Champps restaurants depends upon employee adherence to these standards. To maintain these standards, Champps seeks to hire and train personnel who will work in accordance with Champps' philosophy and frequently rewards individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, specials and quality control are all discussed and explained during these meetings. Also, employee enthusiasm is raised so that the employees can help increase the energy level and excitement of the restaurant.

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Existing Champps restaurants range in size from 7,000 to 12,000 square feet while the new Champps restaurant prototype is approximately 10,000 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels including a diner-type counter. Customers can also dine at the bar or outside on the patio, where available. The spacious design facilitates efficient service, encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed television screens stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

An important part of the Champps Americana dining experience is the entertainment. Patrons may watch one of several sporting events that are being broadcast, or listen to a variety of music played by the disc jockey, music which is changed for the time of day and season of the year. The exposed kitchen offers customers the opportunity to observe the cooks, and, in certain locations, a discreetly located game room is provided for arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a customer's stay and attract customers outside of normal peak hours. In addition, a variety of creative promotions and activities are conducted such as "Family Bingo," "Spring Time Big Bike Give-Away" and Karaoke. These promotions and activities allow for customer participation and are continually changing. Change of the ambiance is also experienced in each restaurant when the restaurants are decorated for the holidays and when the dress of the restaurant staff is changed for the seasons. The different looks and activities of the restaurant provide customers a different feel each time they visit, thus encouraging repeat business. Champps sells merchandise such as T-shirts, hats and sweatshirts bearing the Champps Americana name. Although not currently a significant source of revenue, the sale of its merchandise is believed to be an effective means of promoting the Champps name.

Champps restaurants are generally open from 11:00 a.m. to 1:00 a.m. seven days a week serving lunch, dinner and late night appetizers. Closing times of Champps restaurants will vary based upon state laws concerning operating hours. Sunday brunch is served beginning at 10:00 a.m. Each Champps restaurant maintains standardized food preparation and service manuals which are designed to enhance consistency of operations among the restaurants. Although Champps restaurants differ in some respects, Champps attempts to have each Champps-owned and franchised restaurant operate under uniform standards and specifications.

Management

The management staff of a Champps restaurant is divided into three areas, the General Manager, Front-of-House Managers and Back-of-House Managers. The General Manager has responsibility for the entire restaurant. Front-of-House management consists of an associate manager, two floor managers and a bar manager. Back-of-House management consists of a kitchen manager, two to three assistant kitchen managers and a daily specials chef. All General Managers report directly to the Directors of Operations. Managers are compensated based on salary plus a monthly bonus. The bonus is determined by means of monthly restaurant sales and profit goals.

Marketing

Champps has achieved its historical success while expending minimal amounts on advertising and marketing. Champps restaurants have relied on location and customer word-of-mouth. However, Champps-owned restaurants expend a different amount of resources on in-restaurant marketing and promotions.

Site Selection

Champps uses its own personnel to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Champps believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the location.

The average total cost to construct a typical Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.5 million, which includes approximately $900,000 for furniture, fixtures and equipment, $2.0 million for building and improvements, $1.2 million for land and site work, and $400,000 related to pre-opening costs of the restaurant. In fiscal 1996, Champps arranged for sale-leaseback financing whereby Champps would acquire real estate, construct a new restaurant and then sell and lease back the property. This has enabled Champps to open new restaurants on sites where a leasing arrangement was not available, with minimal capital investment.

The average total cost to construct a new Champps restaurant where Champps enters into a leasing arrangement is approximately $3.3 million which is comprised of approximately $900,000 for furniture, fixtures and equipment, $2.0 million for leasehold improvements, and $400,000 related to pre-opening costs of the restaurant.

Future development of Champps restaurants will be accomplished primarily through the development of Champps-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses. At June 29, 1997, the Company had three new Champps Company-owned restaurants under construction and two Champps restaurants under development, which are expected to open in fiscal 1998. Development of Champps-owned restaurants will be concentrated in selected markets with population density levels sufficient to support the restaurants.

Champps believes its concept can be adapted to a variety of locations, both in terms of market demographics and configuration of the restaurant. The location of Champps restaurants are very important. Potential sites are reviewed for a variety of factors, including trading-area demographics, such as target population density and household income levels; an evaluation of site characteristics, including visibility, accessibility, traffic volume and available parking; proximity to activity centers, such as shopping malls and offices; and an analysis of potential competition.



Franchising

Champps has offered franchises in markets where it deems expansion to be advantageous to the development of the Champps concept and a system of restaurants. Franchise agreements grant franchisees an exclusive territorial license to operate a single restaurant within a specified area. Currently, there are two franchisees operating multiple restaurants.

A typical franchisee pays an initial fee of $75,000 per restaurant, of which a part may be associated with a development fee, a continuing royalty fee of 3-1/4% of gross sales, and a regional and/or national advertising fee of 1/2% of gross sales at such time as Champps establishes a regional/national advertising program. Among the services and materials that Champps provides to franchisees are site selection assistance, assistance in design development, an operating manual that includes quality control and service procedures, training, on-site pre-opening supervision and consultation relating to the operation of the franchised restaurants. Champps has granted both single and multi-restaurant development rights depending upon market factors and franchisee capabilities. With respect to multi-restaurant agreements, the franchisee's continuing right to obtain franchises is contingent upon the franchisee's continuing compliance with the restaurant development schedule.

All franchisees are required to operate their restaurants in accordance with Champps' standards and specifications, including controls over menu selection, food quality and preparation. Champps approves all restaurant site selections and applies the same criteria used for its own restaurant sites. Champps requires all new franchisees to provide at least annual financial statements reviewed by an independent certified public accountant. Periodic on-site inspections are conducted to assure compliance with Champps standards and to assist franchisees with operational issues. Franchisees bear all direct costs involved in the development, construction and operation of their restaurants.

Champps Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of October 1, 1997:

Company Owned Restaurant Locations         Franchised Restaurant Locations
   Domestic - Total 14                         Domestic - Total 11

CALIFORNIA                                 MINNESOTA
   Irvine                                     Burnsville
COLORADO                                      Maple Grove
   Denver                                     Maplewood
FLORIDA                                       Minneapolis
   Ft. Lauderdale                             New Brighton
INDIANA                                       Woodbury
   Indianapolis                               St. Paul
OHIO                                       NEBRASKA
   Columbus (2)                               Omaha
   Lyndhurst                               NORTH CAROLINA
MINNESOTA                                     Charlotte
   Minnetonka                              SOUTH DAKOTA
   Richfield                                  Sioux Falls
NEW JERSEY                                 WISCONSIN
   Edison                                     Greenfield
   Marlton
TEXAS
   Addison
   San Antonio
VIRGINIA
   Reston

Centralized Functions

The Company provides Fuddruckers and Champps with centralized purchasing, accounting and management information services.

Purchasing

The Company capitalizes on the diversity of its businesses through a centralized and coordinated purchasing program and food distribution network. On August 4, 1997, the Company entered into a six-year agreement with Alliant Foodservice, Inc. ("Alliant", formerly Kraft Foodservice, Inc.) pursuant to which Alliant will distribute approximately 85% of food and food-related purchases of Fuddruckers and Champps. The agreement with Alliant is cancelable by either party upon 90 days notice. Fuddruckers and Champps franchisees also have the option of purchasing from Alliant. In addition, under the agreement, Alliant is furnishing to the Company "Alliant-Link," Alliant's on-line product-ordering software, which is installed in all Fuddruckers-owned and Champps-owned restaurants.

The Company also acts as a restaurant equipment dealer, enabling it to take advantage of dealer pricing, manufacturer discounts and rebates. The Company has not experienced any difficulty in obtaining an adequate supply of quality food products at acceptable prices from its suppliers.

Accounting and Management Information Systems

The Company provides Fuddruckers and Champps with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company continues to upgrade its computer hardware and financial software and has recently implemented a new point of sale system for its Fuddruckers restaurants. The restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management and information systems improve its ability to control and manage its operations efficiently. Subsequent to June 29, 1997, the Company has outsourced certain of its data processing and management information systems to a 50% owned subsidiary, Restaurant Consulting Services, Inc. See Note 2 to combined financial statements.

Competition

The restaurant industry is highly competitive. Fuddruckers and Champps compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Site location, quality of service and attractiveness of facilities are also important factors for a successful restaurant. The restaurant industry is affected by general economic conditions, changing tastes, population, traffic patterns and spending habits of guests. Fuddruckers believes that their competitive position is enhanced by providing guests with moderately-priced quality food in a comfortable atmosphere.

The Company believes that the businesses of Fuddruckers and Champps share important characteristics in their desire to provide guests with discernible value and the highest quality of customer service and dining atmosphere. Factors such as service, cleanliness and atmosphere are as important in a guest's dining decision as menu and food quality. In response to this trend, the Company has provided training, education and motivational programs for its associates to focus on providing quality service and to sustain a sensitivity to guest needs. The Company believes that by operating in a professional, restaurant-style manner where each of its associates place the guest first, Fuddruckers and Champps can win guest loyalty.

Government Regulation

The Company is subject to various federal, state and local laws affecting its business. Its operations are subject to various health, sanitation and safety standards, federal and state labor laws, zoning restrictions and state and local licensing. Federal and state environmental regulations have not had a material effect on the Company's operations to date. Fuddruckers and Champps are also subject to federal and state laws regulating franchise operations and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisor and franchisee.

Fuddruckers and Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 3% of Fuddruckers' and 37% of Champps' total restaurants sales during fiscal year 1997. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Fuddruckers', Champps' or a franchisee's operation in that location and could impair Fuddruckers', Champps' or such franchisee's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause.

Fuddruckers and Champps restaurants are subject to "dram shop" statutes in certain states. These statutes generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. Fuddruckers and Champps each carry liquor liability coverage in the amount of $1 million. However, a judgment against Fuddruckers or Champps under a "dram shop" statute in excess of Fuddruckers' or Champps' liability coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company, Fuddruckers or Champps.

Research and Development

The Company is engaged in research activities relating to the development or improvement of new and existing products or services. Fuddruckers and Champps, together with their franchisees, utilize test kitchen facilities to develop recipes,  test food  products  and  equipment  and set  nutritional  and quality standards. Fuddruckers, Champps, and their franchisees test additional menu items in various markets on an on-going basis. These tests are coordinated through the corporate headquarters. Furthermore, the Company employs a professional support staff to establish, maintain and enforce high standards of sanitation and safety in all phases of food preparation and service. The cost of research and development currently is not material to the Company's cost of operations.

Service Marks

The Company, through its operating subsidiaries, has registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including the trade names: "Fuddruckers" and the "Fuddruckers -- World's Greatest Hamburgers" logo; "Champ's", "Champps", "Champps American Sports Cafe" and "Champps Entertainment"; "The Great Bagel and Coffee Company"; the "French Quarter Coffee Co.; and, "Leo's Deli", in connection with providing bar and restaurant services, and in connection with the sale of related food products (collectively, the "Marks").

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired certain "Champ's" and "Champps" service marks, trademarks and trade names from Champs Restaurants, Inc. ("CRI"), Champps pays CRI an annual fee equal to the lesser of approximately $260,000 or one-quarter percent ( 1/4%) of the gross sales of Champps restaurants, but in no event less than $40,000. The maximum fee payable by Champps is increased annually by the lesser of the increase in the Consumer Price Index or 4%.

All of the service marks, trade names and trademarks are of significant importance to the businesses of Fuddruckers and Champps. Fuddruckers and Champps have also registered various service marks in several foreign countries. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

Seasonality

Fuddruckers and Champps sales are historically higher in the spring and summer-time months, due primarily to dining habits of its guests and eating out trends of the general public.

Corporate Offices and Associates

The Company is incorporated under the laws of the State of Delaware and employs approximately 70 associates on a full-time basis, three who are executive officers.

Fuddruckers is incorporated under the laws of the State of Texas and employs approximately 5,000 associates on a full-time and part-time basis.

Champps is incorporated under the laws of the State of Minnesota and employs approximately 2,000 associates on a full-time and part-time basis. Substantially all restaurant associates, other than restaurant management, are compensated on an hourly basis.

None of the Company's or its subsidiaries' employees are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

The Company,  Fuddruckers  and Great Bagel and Coffee  maintain their  principal
executive   offices  at  One  Corporate  Place,  55  Ferncroft  Road,   Danvers,
Massachusetts 01923. The telephone number for the Company is (508) 774-6606.

Champps maintains its principal executive offices at 153 East Lake Street, Wayzata, Minnesota, 55391. The telephone number for Champps is (602) 449-4841.

Spin-off Transaction

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC incorporated in England and Wales (collectively "Compass"), pursuant to which Compass agreed, upon the satisfaction of certain conditions, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997. Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries, including Daka and the Company, made various contributions of assets and equity interests to each other in the form of dividends and capital contributions (the "Contribution") in order to divest DAKA International of its restaurant businesses (the "Transferred Businesses") and such assets were contributed to the Company. Following these transactions, the remaining business activities of DAKA International consisted only of its foodservice operations. Following consummation of the Offer, DAKA International became a wholly-owned subsidiary of Compass. On or about the same time as the acceptance for the purchase of shares of DAKA International common stock pursuant to the Offer, DAKA
International distributed to each holder of record of shares of DAKA International common stock, one share of common stock of the Company for each share of DAKA International owned by such shareholder (the "Distribution"), and the Company became a separate public company with its shares of common stock trading on the over the counter market through NASDAQ.

Certain other non-restaurant operating assets and liabilities of DAKA International were contributed (the "Additional Capital Contribution") to the Company after the Distribution on July 18, 1997 (the "Transaction Date"). However, those assets and liabilities consisting of trade accounts receivable, certain prepaid assets, property and equipment, accounts payable, accrued expenses, contingent liabilities and deferred taxes have not been included in the accompanying combined financial statements since those assets and
liabilities  are  principally  related  to  DAKA   International's   Foodservice
Businesses and have not been used in the historical operations of the Transferred Businesses. Pursuant to the terms of the Additional Capital Contribution, Compass or its affiliates will act as an agent to process the account receivable and accounts payable related to the Additional Capital Contribution (the "Contributed Working Capital").

The following summary of certain provisions of the Agreements with Compass does not purport to be complete and is qualified in its entirety by reference to the full text of such Agreements (copies of which have been filed as an exhibit to the Registration Statement on Form 10 filed June 3, 1997.

The Tax-Allocation Agreement

The Company, DAKA International and Compass have entered into a tax allocation agreement which sets forth each party's rights and obligations with respect to payments and refunds, if any, of federal, state, local or foreign taxes for periods before and after the Merger and related matters such as the filing of tax returns and the conduct of audits and other tax proceedings. In general, under the tax allocation agreement, the Company will be responsible for all tax liabilities of DAKA International and Daka and the Company for periods (or portions of periods) ending on or before the effective date of the Distribution and will have the benefit of any tax refunds, tax credits or loss carryforwards arising in such pre-Distribution periods. For periods (or portions of periods) beginning after the effective date of the Distribution, in general, the Company will be responsible for tax liabilities of the Company, and DAKA International will be responsible for tax liabilities of DAKA International and Daka.

Post-Closing Covenants Agreement

The Post-Closing Covenants Agreement entered into by the Company and Compass in connection with the Spin-off includes significant undertakings on the part of the Company with respect to its operations after the Spin-off and potential liability and payments due to International and Compass. While the amount of payments, if any, which might be payable to DAKA International by the Company under the Post-Closing Covenants Agreement cannot be quantified at this time, the aggregate amount of such payments is currently expected to range from $10 to $15 million. Further, such amounts payable are subject to possible offsets against future tax benefits available to Compass, and further calculation and negotiation.

Indemnification by the Company.

The Post-Closing Covenants Agreement provides that except as otherwise specifically provided the Company, will indemnify, defend and hold harmless Compass, from and against, and pay or reimburse Compass for, all losses, liabilities, damages, deficiencies, obligations, fines, expenses, claims, demands, actions, suits, proceedings, judgments or settlements, including certain interest and penalties, out-of-pocket expenses and reasonable attorneys' and accountants' fees and expenses incurred in the investigation or defense of any of the same or in asserting, preserving or enforcing any of Compass' rights suffered by Compass ("Indemnifiable Losses"), as incurred relating to or arising from (i) the Assumed Liabilities, including without limitation the Special Liabilities (as defined in the Post Closing Covenants Agreement) (including the failure by the Company or any of its subsidiaries to pay, perform or otherwise discharge such Assumed Liabilities in accordance with their terms), whether such Indemnifiable Losses relate to or arise from events, occurrences, actions, omissions, facts or circumstances occurring, existing or asserted before, at or after the Spin-off; (ii) a claim by any person who is not the Company or an affiliate of the Company (a "Third Party Claim") that there is any untrue statement or alleged untrue statement of a material fact contained in any of the documents filed or with the Securities and Exchange Commission in connection with the Spin-off (the "Filings"), or any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading, with certain stated exceptions; (iii) the breach by the Company or any of its subsidiaries of any agreement or covenant or from an inaccuracy in any representation or warranty of DAKA International or Daka contained in the Merger Agreement or an ancillary agreement (iv) any Special Liability (as defined in the Post-Closing Covenants Agreement), including, among others, any civil action or any action by a Governmental Entity (as defined in the Post-Closing Covenants Agreement) where such Indemnifiable Losses relate to or arise from events, occurrences, actions, omissions, facts or circumstances occurring or existing prior to the Offer Closing Time and relating to DAKA International, including, but not limited to, Venturino etal. v. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO (the "Venturino Lawsuit") and any other litigation pending as of or relating to a time period prior to the Offer Closing Time, as well as claims and action relating to or arising from actions or omissions occurring prior to the Offer Closing Time by DAKA International, Daka or their affiliates in connection with the performance of the transactions contemplated by the Merger Agreement or the Ancillary Agreements or any other matter set forth in the Post-Closing Covenant Agreement; (v) any actual or alleged criminal violation of any law, rule or regulation of any Governmental Entity ("Criminal Matters") by DAKA International or any of its subsidiaries, including Daka, or any director, officer, employee or agent of DAKA International or any of its subsidiaries, including Daka, occurring or alleged to have occurred prior to the Offer Closing Time or any Criminal Matters by the Company or any of its subsidiaries, or any director, officer, employee or agent of the Company or any of its subsidiaries, occurring or alleged to have occurred prior to or after the Spin-off; (vi) any claim that the execution, delivery or performance by the Company, DAKA International or Daka of each of the Merger Agreement or the ancillary agreements or the consummation of the transactions contemplated thereby results in a violation or breach of, or constitutes a default or impermissible transfer under, or gives rise to any right of termination, first refusal or consent under or gives rise to any right of amendment, cancellation or acceleration of any material benefit under, any material contract other than a customer contract; (vii) (a) the benefit plans or multi-employer plans sponsored or contributed to by any member of the DAKA International Group, but only with regard to events, occurrences, actions, omissions, facts or circumstances occurring, existing or asserted prior to the Spin-off or occurring in connection with or as a result of the consummation of certain transactions contemplated by the Merger Agreement and the Reorganization Agreement, (b) the employment of any Foodservice Employee during the period ending at the Spin-off, or (c) the employment or termination of any employee of the Company whether before, on or after the Spin-off; (viii) the collection of trade receivables or the payment of trade payables, provided, the Company will have no obligation to indemnify for Indemnifiable Losses that are finally determined to have resulted primarily from the gross negligence or willful misconduct of Compass (ix) the repayment by Compass or its subsidiaries of any bonus or similar payments paid to DAKA International or Daka prior to the Spin-off under the purchasing contacts set forth in the Post-Closing Covenants Agreement on a prorated basis, as further provided therein; and (x) relating to the lease agreement by which DAKA International leases its headquarters. The scope and amount of such liabilities is subject to a high degree of uncertainty and risk. Although the Company has estimated the amount of liabilities due, there can be no assurance that such amounts to be ultimately paid will not differ from the Company's estimate and such difference could be material. Under the terms of the Merger Agreement and related agreements, the Company is required to collateralize or otherwise ensure for the benefit of Compass its ability to meet its obligations with respect to its indemnification obligations and other liabilities. Such requirement may reduce the Company's access to cash balances for a significant period of time after the Spin-off and may also constrain the Company's cash flow.

The amount of any Indemnifiable Loss or other liability for which indemnification is provided in the Post-Closing Covenants Agreement will be net of any amounts actually recovered by the indemnitee from third parties (including amounts actually received under insurance policies). In addition, the Company will not have any liability for indemnification for Indemnifiable Losses unless the aggregate of all Indemnifiable Losses for which it would be liable, but for certain limitations described therein exceeds on a cumulative pre-tax basis $250,000 (the "Basket Amount") and then only the amount by which such Indemnifiable Losses exceed the Basket Amount provided that the Basket Amount will not apply to amounts paid in connection with certain Special Liabilities (which amounts will be paid in their entirety).

Transitional Arrangements.

The Company and Compass have agreed to enter into an agreement or agreements with respect to certain transitional arrangements effective upon the consummation of the Spin-off. Such arrangements address, among other things, the allocation of employees; overhead support services; the sublease by Compass of a portion of the Company's leased headquarters office facilities; information support services; licensed software; representations and covenants as to the nature and extent of the Company's software resources and the software necessary for the conduct of the foodservice business; accounting and payroll business practices; division of headquarters assets; and records retention issues. Such arrangements could place significant strain on the Company's management, customer service and support, operations and administrative personnel and resources for a considerable period of time. The Company's ability to manage the arrangements depends on the Company's success in organizing, managing and structuring operating, management, information and financial systems, which may adversely impact the Company's ability to reorganize its corporate and support functions and to reduce its selling, general and administrative expenses. Under the terms of the Merger Agreement, the Company will assume the obligations of DAKA International under the lease with respect to the Company's headquarters in Danvers, Massachusetts.

Covenant Not to Compete.

In the Post-Closing Covenants Agreement, the Company agreed that, for a period of five years following the Spin-off, it would directly or indirectly, either individually or as an agent, partner, shareholder, investor, consultant or in any other capacity, (i) participate or engage in, or assist others in participating or engaging in, the business of providing contract catering, contract food and vending services to business and industry, educational institutions, airports, healthcare or museums or similar leisure facilities in the continental United States but excluding food service at certain retail outlets (the "Restricted Business"); (ii) influence or attempt to influence any customer of Compass or Daka to divert its business from Compass or Daka to any person then engaged in any aspect of the Restricted Business in competition with Compass or Daka; or (iii) solicit or hire any of the foodservice employees at the district manager level or above, either during the term of such person's employment by DAKA International or Daka or within 12 months after such person's employment has ceased for any reason, to work for the Company or any person in any aspect of foodservice (including vending service) in competition with Compass, or Daka.

Net Worth.

The Post-Closing Covenants Agreement provides that for a period ending on the later of July 18, 2000 or the final resolution of certain claims for indemnification thereunder, the Company will maintain a consolidated net worth (determined in accordance with generally accepted accounting principles, consistently applied) of not less than $50,000,000 (the "Minimum Net Worth"). During the same period, the Company will provide to Compass, within 45 days following the end of each of the Company's fiscal quarters, a certificate of the chief financial officer of the Company certifying the Company's continuing compliance with such covenant. If the Company fails to meet the Minimum Net Worth, it will immediately provide alternative secured collateral for such deficiency in a form reasonably satisfactory to Compass .

Trade Receivables and Trade Obligations.

The Reorganization Agreement provides that the trade receivables and payables have been assigned and transferred to the Company. Pursuant to the Post-Closing Covenants Agreement, the Company appointed Daka as its agent after the Spin-off for the purposes of collection of the trade receivables and payment of the trade obligations, and authorized Daka to pay the obligations and to collect the trade receivables. Daka will serve in such capacity for a period of not more than four months after July 18, 1997 using prompt, diligent and reasonable efforts, consistent with its regular collection practices, for its own trade receivables, to collect those trade receivables owned by the Company. Daka will have no obligation to institute any action or other litigation before any court, agency, arbitrator or tribunal to collect or enforce any right of the Company with respect to its trade receivables. In each instance where the institution of an action or a lawsuit is appropriate, Daka will allow the Company to collect such trade receivables and to pursue any such remedies. However, Daka will not, without the Company's prior written consent, compromise or settle for less than full value of any trade receivables unless Daka pays the Company the full amount of any deficiency. In connection with Daka's collection efforts, the Company will assist Daka, subject to certain limitations, with special collection efforts on selected trade teceivables if Daka in reasonable discretion requests such efforts. With respect to trade obligations, for a period of not more than four months after July 18, 1997, Daka will pay when due certain trade obligations of the Company. Daka will pay such Obligations from the collected Trade Receivables, and the obligation of Daka to pay such Obligations will be limited to the actual amount of trade receivables collected by Daka. The Company may elect to provide to Daka, from time to time, a schedule of proposed payments of trade obligations, which Daka will follow, unless Daka determines adherence to such schedule will have a material adverse effect on its ability to operate the foodservice business in the ordinary course or impair the credit of Daka.

Daka shall not be obligated to remit to the Company any net proceeds from the collection of trade receivables for eight weeks after the Spin-off. Not later than the business day following the last day of the eighth week after the Spin-off, Daka is obligated to remit to the Company the amount of collected trade receivables in excess of the aggregate amount of trade obligations paid by Daka, provided that Compass may retain an amount sufficient to cover any payments that Compass in good faith determines to be due to Compass from the Company under the terms of the Post Closing Covenants Agreement (including certain post-closing purchase price adjustments, now being negotiated by the Company with Compass), even if the amount of such payments or the obligations of the Company to make such payments has not been finally established. The Company does not anticipate Compass remitting any excess receivables pending final resolution of the Post-Closing Covenants Purchase Price Adjustments. See "Post-Closing Covenants". The extent to which Compass can control the timing and amount of cash payments to the Company from the collection of trade receivables, such control could have a material adverse effect on the Company's cash flow and financial condition.

Item 2.  Properties

As of June 29, 1997, the Company leased approximately 40,000 square feet of office space at its corporate headquarters in Danvers, Massachusetts, at an average annual rental of $722,000 through November 30, 2001. Under the terms of various agreements with Compass, on a transitional basis the Company will sublease to DAKA International one half of the leased space for a term up to 18 months after the Spin-off.

Fuddruckers   owns  the  land  and  related   improvements  at  13  of  the  123
Fuddruckers-owned restaurants with the balance of the restaurants operated pursuant to long-term leases.

Champps leases approximately 4,000 square feet for its corporate office, located in Wayzata, Minnesota, pursuant to a five-year lease at an average annual rental of $70,800. Champps also leases approximately 1,200 square feet adjacent to the Minnetonka restaurant, pursuant to a lease expiring in 2000. This space is used by Champps' management and support staff.

Item 3.  Legal Proceedings

On October 18, 1996, the Venturino Lawsuit was filed against DAKA International in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA Common Stock between October 30, 1995 and September 9, 1996. The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On May 22, 1997, DAKA International filed with the court a motion to dismiss plaintiffs' complaint. The Company has agreed to indemnify Compass for any losses or expenses associated with the Venturino Lawsuit. The Company believes the Venturino Lawsuit is without merit and intends to defend itself vigorously unless the litigation is settled. Settlement negotiations are in process. While the outcome of the case is not presently determinable, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

From time to time, the Company has been involved in other disputes and/or litigation with respect to the operations of the Transferred Assets encountered in its normal course of business. In the opinion of management, however, none of these legal proceedings would result in final judgments which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted by the Company to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           Matters.

The Common Stock of the Company is traded over-the-counter and is quoted on the Nasdaq Stock Market National Market under the symbol "UNIQ." The Company became a public company on July 15, 1997 and had no history of market price for its common stock prior to that date.

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company intends to retain all of its available funds for the operation and expansion of its business.

Item 6.    Selected Financial Data.

                        SELECTED COMBINED FINANCIAL DATA
                      (In thousands, except per share data)

The following table presents selected combined statement of operations and balance sheet data of the Company. The balance sheet data presented below as of June 29, 1997 and 1996 and July 1, 1995 and the statement of operations data presented below for each of the fiscal years in the four-year period ended June 29, 1997 are derived from the Company's audited combined financial statements. The balance sheet data as of July 2, 1994 and June 26, 1993 and the statement of operations data for the year ended June 26, 1993 were derived from the Company's accounting records, which, in the opinion of the Company's management, have been prepared on the same basis as the Company's audited historical combined financial statements and include all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation thereof.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented. The Company's results of operations, as presented in the accompanying financial statements, include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

The selected combined financial data should be read in conjunction with the combined financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                               As of and for the Fiscal Year Ended
                                                    -------------------------------------------------------
                                                    June 29,   June 29,    July 1,    July 2,    June 26,
                                                      1997       1996        1995       1994       1993
                                                              (in thousands, except per share data)
Statements of Operations Data:
Total revenues                                       $205,884   $183,755    $137,730   $100,677    $ 83,723
Income (loss) from  continuing  operations  before
   income taxes and minority interests               (42,832)    (6,931)       4,697      3,980        (38)
Net income (loss)                                    (39,043)    (5,670)       1,798      1,300         361
Pro forma loss per share                               (3.42)       -           -          -           -
Balance Sheet Data:
Total assets                                          125,209    142,348     102,431     78,365      52,517
Long-term debt, including current portion               5,128      6,366       4,009      3,372       3,253
Group equity                                           79,053    108,894      73,979     57,666      39,921

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the historical combined financial statements of the Company, which present the Company's results of operations, financial position and cash flow. The Company historically operated as part of DAKA International. These historical combined financial statements include the assets, liabilities, income and expenses that were directly related to the restaurant business as it was operated within DAKA International prior to the Spin-off. The Company's statement of operations includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate combined financial statements to be reasonable.

Certain other non-restaurant operating assets and liabilities of DAKA International were contributed to the Company (the "Additional Capital Contribution"). However, those assets and liabilities consisting of trade accounts receivable, certain prepaid assets, property and equipment, accounts payable, accrued expenses, contingent liabilities and deferred taxes have not been included in the accompanying combined financial statements since those assets and liabilities are principally related to DAKA International's Foodservice Businesses and have not been used in the historical operation of the Transferred Businesses. Pursuant to the terms of the Additional Capital Contribution, Compass or its affiliates will act as an agent to process the accounts receivable and accounts payable related to the Additional Capital Contribution.

The financial information included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company as it will operate in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. This is due, in part, to the historical operation of the Company as an integral part of DAKA International.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the Company's ability to manage the Transitional Arrangements; the ultimate resolution and disposition of the Company's assumed obligations and indemnifications pursuant to the Contribution; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support operations; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS

Overview

The Company has incurred significant operating losses over the past two years and had a loss before income tax benefit and minority interests of approximately $42.8 million for the fiscal year ended June 29, 1997. While the Company believes it has strategies that will give it the best opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues in the Fuddruckers restaurant chain, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. There can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, product and menu introductions, marketing, improving operational excellence in Fuddruckers, and anticipated lower selling, general and administrative expenses resulting from actions taken since June 29, 1997 and the effects of the Spin-off and related transactions, should provide it with the best opportunity for improved overall profitability.

In recent periods the Company's Fuddruckers restaurant chain has experienced operational difficulties which have impacted its profitability. The Company also believes certain of its Fuddruckers opened in fiscal 1995, 1996 and 1997 have underperformed principally due to poor real estate selection and, in certain new markets, consumer confusion over the Fuddruckers core concept of the "World's Greatest Hamburger". The Company believes such consumer confusion was due in part to design changes to its restaurants opened in the last three fiscal years which de-emphasized the Butcher Shop and Bakery which, the Company believes, resulted in new customers not realizing the quality of the ingredients and freshness of the products used in making its sandwiches and other menu items when compared with its competitors. The Company believes it has addressed these issues for future Fuddruckers locations, although no Company restaurants are presently planned to open in fiscal 1998. As discussed further below, the Company has decided to close or refranchise certain of these underperforming Fuddruckers locations in fiscal 1998.

The Company's Champps Americana restaurant chain is in the expansion phase. The timing of revenues and expenses associated with the opening of new restaurants or the closing or repositioning of existing restaurants are expected to result in fluctuations in the Company's quarterly results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

Among other factors, the success of the Company's business and its operating results are dependent upon its ability to anticipate and react to changes in food and liquor costs and, particularly for Champps Americana restaurants, the mix between food and liquor revenues. Various factors beyond the Company's control, such as adverse weather changes, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past Fuddruckers and Champps have been able to manage their exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that the Company will be able to do so in the future or that changes in its sales mix or its overall buying power will not adversely affect the Company's results of operations.

In February 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA International, merged with Champps whereupon Champps became a wholly-owned subsidiary of DAKA International. In April 1996, DAKA International also merged with Great Bagel and Coffee whereupon Great Bagel and Coffee became a wholly-owned subsidiary of DAKA International. Both transactions have been accounted for as poolings-of-interests, and accordingly, the combined financial statements and this Management's Discussion and Analysis reflect the accounts of Champps and Great Bagel and Coffee for all periods presented.

Overall Results of Operations

The Company incurred a net loss of $39.0 million for fiscal 1997 compared with a net loss of $5.7 million for fiscal 1996. Included within these amounts are impairment, exit costs and other charges aggregating $21.7 million and $5.9 million for 1997 and 1996, respectively.

In the fourth quarter of fiscal 1997, the Company made decisions to close its non-traditional Specialty Concepts segment restaurants and to close or refranchise certain underperforming Fuddruckers restaurants which resulted in a pre-tax charge of approximately $16.2 million. Included in these costs are charges for impairment to the carrying value of assets now expected to be closed or refranchised within fiscal 1998, reacquired franchise rights, lease termination fees and other exit costs, including severance costs, associated with the restaurants to be closed. The Company estimates $2.5 million of these charges will result in future cash outlays with the balance representing write-offs of carrying value.

Exclusive of impairment, exit costs and other charges and merger costs, the loss from operations before income taxes and minority interests would have been $21.2 million in 1997 and $1.0 million in 1996. This increase in operating losses was primarily attributable to significantly higher selling, general and administrative expenses between years, lower average store sales in the Fuddruckers segment which reduced the Company's ability to leverage fixed costs, lower Fuddruckers franchise income, losses from operations in the Specialty Concepts segment and higher depreciation and amortization charges.

Total revenues for the fiscal year ended June 29, 1997, increased 12% to $205.9 million compared with $183.8 million last year.

The Company recorded a loss before income taxes and minority interests in fiscal 1996 of $6.9 million compared with income before income taxes and minority interests of $4.7 million in fiscal 1995. Operations in 1996 were impacted by non-recurring charges relating to merger costs and impairment charges associated with the adoption of a new accounting standard, along with poor operating performance in the Fuddruckers' segment and increased corporate selling, general and administrative expenses. Income after income taxes and minority interests decreased $7.5 million to a loss of $5.7 million in 1996 compared with income of $1.8 million in 1995.

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which resulted in a third quarter fiscal 1996 pretax charge of approximately $3.0 million. The provision included charges for impairments to the carrying value of certain restaurant assets, reacquired franchise rights, investments and certain other assets. In addition, fiscal 1996 combined operating results include a non-tax deductible charge of $2.9 million relating to the mergers with Champps and Great Bagel and Coffee. Included in these costs are legal, investment banking and professional fees associated with the transactions, and costs associated with combining the operations of previously separate companies and instituting certain operating efficiencies.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers.

                                                                               1997          1996          1995
                                                                               ----          ----          ----

Restaurant sales                                                             $137,624      $131,592      $110,703
                                                                             ========      ========      ========

Sales from Fuddruckers-owned restaurants                                        100.0%        100.0%        100.0%
Operating expenses:
   Labor costs                                                                  (32.8)        (31.9)        (30.9)
   Product costs                                                                (28.0)        (29.0)        (28.5)
   Other operating expenses                                                     (28.1)        (23.3)        (22.9)
   Depreciation and amortization                                                 (6.6)         (6.1)         (4.8)
    Impairment, exit costs and other charges                                     (6.6)         (1.9)           -
                                                                             --------       --------     --------
Restaurant unit contribution                                                     (2.1)%         7.8%         12.9%
                                                                             ========       ========     ========

Restaurant unit contribution                                                 $ (2,952)       $ 10,323     $ 14,251
Franchising and royalty income                                                  4,021           6,574        5,372
                                                                             --------        --------     --------
Restaurant unit, franchising and royalty contribution                        $  1,069        $ 16,897     $ 19,623
                                                                             ========        ========     ========

Comparison of Fiscal Years Ended June 29, 1997 and June 29, 1996

Sales from Fuddruckers-owned restaurants increased approximately $6.0 million, or 4.6%, to $137.6 million for fiscal 1997 compared with $131.6 million for the comparable period last year. This increase reflects the addition of six new Fuddruckers-owned restaurants during fiscal 1997 and the impact of a full year of operations of 26 restaurants opened in fiscal 1996, offset by a 6.6% decline in comparable restaurant sales.

Restaurant unit contribution, excluding impairment, exit costs and other charges, decreased approximately $6.7 million. Operating margins continued to be negatively impacted by poor sales levels, higher labor and other operating costs, and higher depreciation and amortization expenses offset, in part, by the impact of menu changes, a 3% price increase effective in early December 1996 and improved product costs as a percentage of sales. Changes between years in labor costs, other operating expenses and depreciation and amortization expressed as a percent of sales reflect the impact of lower average sales which reduced the ability of the Company to leverage these relatively fixed expenses.

Franchising and royalty income decreased approximately $2.6 million for fiscal 1997. During fiscal 1997, the Company did not execute any international multi-unit development agreements. Royalty income from domestic franchised restaurants remained consistent for fiscal 1997 compared to last year.

Comparison of Fiscal Years Ended June 29, 1996 and July 1, 1995

Sales in Fuddruckers-owned restaurants increased $20.9 million or 18.9% to $131.6 million in 1996 compared with $110.7 million in 1995. This increase is due to $3.3 million of incremental sales for a full year from five restaurants acquired from franchisees during 1995 and $30.3 million of sales at restaurants during their first year of operation, including 26 new restaurants opened in 1996 offset, in part, by a 4.9% decrease in comparable restaurant sales and a $4.4 million decrease in sales due to the closing and/or sale of three restaurants. Comparable restaurant sales decreased primarily as a result of inclement weather in many Fuddruckers major markets throughout the third quarter.

Restaurant unit contribution, excluding impairment, exit costs and other charges, decreased $1.5 million or 10.4% to $12.8 million in 1996 compared with $14.3 million in 1995 while margins as a percentage of sales decreased from 12.9% in 1995 to 9.7% in 1996 exclusive of impairment charges of 1.9%. Higher costs as a percentage of sales in all cost components reflect the large number of new restaurants, lower than anticipated sales levels and start-up costs associated with new concepts. Operating margins decreased by 3.2% in 1996 principally due to weather-related expenses. Depreciation and amortization in 1996 increased significantly as a percentage of sales compared with 1995 due primarily to increased pre-opening costs associated with new restaurants, pre-opening costs related to the "La Salsa Fresh Mexican Grill" concept and continued installation of new point-of-sale equipment.

Franchising and royalty income increased $1.2 million in 1996 compared with 1995, primarily due to revenue generated from sales of domestic and international multi-unit development agreements. The remaining increase represents additional royalty income relating to 13 new franchised restaurants opened, partially offset, by the closing of 7 franchised restaurants during 1996.

Champps

The following table sets forth certain financial information for Champps restaurants.


                                                                               1997          1996          1995
                                                                               ----          ----          ----

Restaurant sales                                                             $ 57,832      $ 41,593      $ 19,257
                                                                             ========      ========      ========

Sales from Champps restaurants                                                  100.0%        100.0%        100.0%
Operating expenses:
   Labor costs                                                                  (33.0)        (33.1)        (31.0)
   Product costs                                                                (28.9)        (28.8)        (29.0)
   Other operating expenses                                                     (25.7)        (23.2)        (21.7)
   Depreciation and amortization                                                 (8.2)         (8.6)         (5.5)
   Impairment, exit costs and other charges                                       -            (0.2)          -
   Merger costs                                                                   -            (6.3)          -
                                                                             --------      --------      --------

Restaurant unit contribution                                                      4.2%         (0.2)%        12.8%
                                                                             ========      ========      ========

Restaurant unit contribution                                                 $  2,435      $    (74)     $  2,463
Franchising and royalty income                                                    539           555           636
                                                                             --------      --------      --------
Restaurant unit, franchising and royalty contribution                        $  2,974      $    481      $  3,099
                                                                             ========      ========      ========

Comparison of Fiscal Years Ended June 29, 1997 and June 29, 1996

Sales in Champps-owned restaurants increased approximately $16.2 million, or 39%, to $57.8 million for fiscal 1997 compared with $41.6 million a year ago. The increase primarily reflects the addition of six new Champps-owned restaurants in fiscal 1996 (open for all of 1997), three new Champps-owned restaurants opened in 1997, and higher per restaurant average sales volumes. Same store sales increased approximately 1% in 1997.

Restaurant unit contribution, excluding impairment, exit costs and other charges and merger costs, for fiscal 1997 decreased approximately $0.2 million to $2.4 million compared with $2.6 million a year ago. Operating margins for 1997 were impacted by higher other operating expenses, primarily occupancy, lease and bank charges and initial higher operating expenses expressed as a percent of sales for new restaurants opened in 1997 during their first few months of operations.

Comparison of Fiscal Years Ended June 29, 1996 and July 1, 1995

Sales in Champps-owned restaurants increased $22.3 million or 115.5% to $41.6 million in 1996 as compared to $19.3 million in 1995 primarily due to the opening of six new restaurants, increased comparable restaurant sales of 8.7%, offset by the sale of one restaurant in the last quarter of 1996.

Restaurant unit contribution, excluding impairment, exit costs and other charges and merger costs, increased 5.1% to $2.6 million in 1996 as compared to $2.5 million in 1995. This increase is due to increased revenues derived from six new restaurants, increased comparable restaurant sales of 8.7%, offset by increased labor, overhead and depreciation and amortization expenses associated with these new restaurants. In addition, one restaurant was sold in the last quarter of 1996.

Specialty Concepts

The following table sets forth certain financial information for Specialty Concepts. Specialty Concepts has historically included the operations of the Great Bagel and Coffee Company and the operations of certain non-traditional foodservice venues such as restaurant operations conducted by the Company in Home Depot locations under the names Leo's Delicatessen and Fudd Cafes. During the fourth quarter, the Company decided to terminate its non-traditional restaurant operations.


                                                                               1997          1996          1995
                                                                               ----          ----          ----

Unit sales                                                                   $  5,285      $  2,865       $  1,738
                                                                             ========      ========       ========

Sales from unit operations                                                      100.0%        100.0%        100.0%
Operating expenses:
   Labor costs                                                                  (50.3)        (29.5)        (37.0)
   Product costs                                                                (41.3)        (42.7)        (24.8)
   Other operating expenses (income)                                            (12.8)          6.6          (7.9)
   Depreciation and amortization                                                (18.6)         (5.3)         (3.0)
   Impairment, exit costs and other charges                                    (134.8)        (17.9)          -
   Merger costs                                                                   -           (10.5)          -
                                                                             --------      --------      --------

Unit contribution                                                              (157.8)%         0.7%         27.3%
                                                                             ========      ========      ========

Unit contribution                                                            $ (8,339)     $     19      $    475
Franchising and royalty income                                                    583           576            24
                                                                             --------      --------      --------
Unit and franchising contribution                                            $ (7,756)     $    595      $    499
                                                                             ========      ========      ========

Comparison of Fiscal Years Ended June 29, 1997 and June 29, 1996

Sales in Specialty Concepts units increased approximately $2.4 million to $5.3 million for fiscal 1997 compared with $2.9 million for last year. This increase reflects the expansion initiatives in nontraditional restaurant venues in late fiscal 1996 and throughout most of fiscal 1997. Unit contribution, excluding impairment charges and merger costs, within the Specialty Concepts segment were unprofitable in fiscal 1997 due to higher operating costs in the Fudd Cafe units and the development and construction of the Company's "Leo's Deli" concept.

Comparison of Fiscal Years Ended June 29, 1996 and July 1, 1995

Sales in Specialty Concepts units increased approximately $1.2 million to $2.9 million in 1996 compared with $1.7 million in 1995. These increases primarily reflect the on-going expansion initiatives in nontraditional restaurant venues and the opening of one Great Bagel and Coffee unit in 1996. No units were opened in 1995. Unit contribution, excluding impairment, exit costs and other charges and merger costs, increased $0.3 million to $0.8 million in 1996 compared with unit contribution of approximately $0.5 million in 1995.

Franchising and royalty income increased approximately $0.5 million in 1996 compared with 1995 amounts due to an increased number of multi-unit franchise agreements signed with Great Bagel and Coffee franchisees.

Selling, General and Administrative Expenses

As noted above, included within the Company's historical selling, general and administrative expenses are allocations of certain general corporate expenses of DAKA International. Management believes these allocations as well as the assumptions underlying the development of the Company's separate combined financial statements to be reasonable although not relevant to the anticipated selling, general and administrative costs of the Company in fiscal 1998. Management believes that its overall selling, general and administrative expenses in 1998 will approximate 9% to 10% of total revenue although the percentage in the first half of fiscal 1998 may exceed these overall levels.

Comparison of Fiscal Year Ended June 29, 1997 and June 29, 1996

Selling, general and administrative expenses, including a component of depreciation and amortization related to corporate assets of DAKA International allocated to the Company, increased approximately $8.8 million to $33.4 million for fiscal 1997. This increase primarily reflects the impact of increased marketing efforts and costs for Fuddruckers, higher overhead, including severance costs, associated with the Specialty Concepts segment and ongoing investment in corporate infrastructures. Amounts for 1997 also include write-downs of assets and establishment of legal and other reserves which became effective in connection with the overall organization of the Company.

Comparison of Fiscal Years Ended June 29, 1996 and July 1, 1995

Selling, general and administrative expenses, including a component of depreciation and amortization related to corporate assets of DAKA International allocated to the Company, amounted to $24.6 million and $18.8 million in 1996 and 1995, respectively. Selling, general and administrative expenses as a percentage of total restaurant and unit sales of approximately $176 million and $132 million in 1996 and 1995, respectively, aggregated 14.0% and 14.2%, respectively.

The $5.6 million increase in selling, general and administrative expenses in 1996, compared with 1995, was primarily due to additional corporate staff hired to support Champps' expansion plans, ongoing investment in information systems and divisional infrastructures, and the pursuit of nontraditional restaurant venues within the Specialty Concepts segment.

Income Taxes

The operations of the Company are generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. A charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer. The Company's effective tax benefit rate was approximately 8.7% for 1997, compared with an effective tax benefit rate of approximately 7.7% for the comparable period last year. As of June 29, 1997 the Company had net operating loss carryforwards of approximately $12.8 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

Accounting Pronouncements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in fiscal 1998. Had SFAS No. 128 been effective for the fiscal year ended June 29, 1997, there would be an immaterial effect to the Company's reported pro forma loss per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1998 and does not expect that the adoption of these statements will have a material impact on the combined financial statements.

                        FINANCIAL CONDITION AND LIQUIDITY

At June 29, 1997, the Company had a working capital deficiency of $14.5 million, a decrease of $16.0 million compared to working capital of $1.5 million at June 29, 1996. The decrease in working capital is principally due to the loss incurred by the Company during the period and accrued transaction costs of approximately $6.3 million incurred in connection with the transactions discussed under the heading "Spin-off Transaction". Capital expenditures for restaurant expansion during fiscal 1997 were funded primarily through $11.5 million of sale-leaseback and equipment financing under existing facilities and $9.1 million in cash contributions of group equity by DAKA International.

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. Given the Company's limited plans for expansion of its Fuddruckers restaurant chain and existing sources of financing through sale-leaseback facilities, the Company does not anticipate any significant need for working capital for its primary business over the next twelve months. However, as discussed further below, the Company is subject to certain payments to be made pursuant to provisions of agreements entered into with respect to the Spin-off and other costs on payments to be made as a result of the Spin-off. The Company expects the Additional Capital Contribution will be sufficient to cover these payments; although the timing of converting the Additional Capital Contribution into cash and the ultimate amount of cash to be collected is uncertain. See Pro Forma Combined Balance Sheet at June 29, 1997, below.

DAKA International historically funded the Company's operations and capital expenditures. As a result of the Offer, Compass assumed such debt and repaid it in full upon consummation of the Offer. As a result, the Company has no bank debt. The Company continues to be obligated under sale-leaseback financing and equipment financing in connection with Company-owned restaurants. While the Company currently believes that a curtailment of Fuddruckers restaurant expansion, improved cash flows from operations, existing cash balances and working capital, available sale-leaseback financing and equipment financing will provide sufficient liquidity to meet its short-term obligations and fund Fuddruckers capital expenditures, the Company expects to be required to raise additional funds through bank financing or other means to meet its longer term needs. The Company is seeking to obtain a line-of-credit on its own behalf and is optimistic that a line-of-credit between $5.0 million and $10.0 million can be obtained, although the timing and amount of any such facility cannot be assured.

At June 29, 1997, the Company had three new Champps-owned restaurants under construction and two Champps restaurants under development which are expected to open in fiscal 1998. The Company had no new Fuddruckers-owned restaurants under construction or development. There are no other restaurant expansion or development efforts planned by the Company for fiscal 1998.

In January 1997, Fuddruckers obtained $7.5 million of sale-leaseback financing for the construction of up to six new Fuddruckers restaurants from Franchise Financing Corporation of America. Any unused commitment expires on January 30, 1998. In December 1995, Champps obtained $40 million of sale- leaseback financing for the construction of up to 10 new Champps restaurants. At June 29, 1997, $32.8 million was available for use. Any unused commitment expires in December 1997.


The Company and Compass have entered into a post closing covenant agreement which provides for Compass to act as agent for the Company in collecting receivables and paying payables included as part of the Additional Capital Contribution for 120 days after the Spin-off. After 120 days, the net uncollected receivables and unpaid payables, if any, will be returned to the Company. The extent to which Compass can control the timing and amount of cash payments to the Company from the collection of trade accounts receivable can have a material adverse effect on the Company's cash flow and financial condition.

Below is a Pro Forma Combined Balance Sheet as of June 29, 1997, which gives effect to the Additional Capital Contribution as if it had been consummated on June 29, 1997. This one-time contribution of certain current foodservice net assets to the Company (the "Additional Capital Contribution") is to provide the Company with additional working capital to fund operations as such assets and liabilities are liquidated either by the Company, or in the case of accounts receivable and accounts payable, by DAKA International pursuant to an agency relationship set forth in the Post-Closing Covenants Agreement. See Note 2 of Notes to Combined Financial Statements. Due to the nature of the Additional Capital Contribution and the effect that such a non-continuing contribution would have on the historical financial statements of the Company, the Additional Capital Contribution is presented on a pro forma basis as part of "group equity".

                                                                                       Net
Pro Forma Combined Balance Sheet                                                   Contributed        Combined
as of June 29, 1997                                               Historical         Assets            Assets
                                                                  ----------         ------            ------
                                                                 (Dollars in
                                                                  thousands)
Assets:
   Total current assets                                                $  14,910        $  19,409         $  34,319
   Other assets                                                          110,299            4,097           114,396
                                                                       ---------        ---------         ---------
     Total assets                                                      $ 125,209        $  23,506         $ 148,715
                                                                       =========        =========         =========

Liabilities:
   Total current liabilities                                              29,394                             29,394
   Other liabilities                                                      16,762            2,133            18,895
                                                                       ---------        ---------         ---------
     Total liabilities                                                    46,156            2,133            48,289
                                                                       ---------        ---------         ---------
Group equity*                                                             79,053           21,373           100,426
                                                                       ---------        ---------         ---------
     Total liabilities & equity                                        $ 125,209       $   23,506         $ 148,715
                                                                       =========       ==========         =========


* The pro forma balance sheet reflects a net contribution of assets of approximately $21.4 million, and pro forma group equity of approximately $100 million before any purchase price adjustments payable by the Company to Compass. Such purchase price adjustments are to be calculated pursuant to provisions contained in the post-closing covenants agreement. Management currently estimates these adjustments will range between $10 and $15 million, although such amount is subject to offsets against future tax benefits available to Compass, and further calculation and negotiation which have not been completed at this time. There can be no assurance that the ultimate amount of the purchase price adjustments paid to Compass as finally determined will not differ from Management's estimate and such difference could be material.

Item 8.  Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-26 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 9, 1997, appearing therein under the captions "Election of Directors" and "Directors and Committees."

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:

Name                         Age                      Position

William H. Baumhauer          49                      Chairman of the Board,
                                                      President and Chief
                                                      Executive Officer

Donald C. Moore               43                      Senior Vice President,
                                                      Chief Financial Officer
                                                      and Treasurer

Charles W. Redepenning, Jr.   41                      Senior Vice President,
                                                      General Counsel and
                                                      Secretary

William H. Baumhauer has served as Chairman of the Board, President and Chief Executive Officer Chairman of the Board and Chief Executive Officer of the Company since May 1997. He served as Chairman of the Board Chief Executive Officer Chairman of the Board and Chief Executive Officer of DAKA International from November 1990 to July 1997. Mr. Baumhauer also serves Fuddruckers as Chairman of the Board and President since 1985 and previously in other executive officer capacities since joining Fuddruckers in 1983.

Donald C. Moore has served as Senior Vice President and Chief Financial Officer and Treasurer of the Company since May, 1997. He served as Senior Vice President and Chief Financial Officer and Treasurer of DAKA International from January 1997 to May 1997. From November 1995 through October 1996 he served as Senior Vice President and Chief Financial Officer for Al Copeland Investments, a multi-business, privately held corporation. From August 1990 until August 1995 he served principally as Senior Vice President and Chief Financial Officer of Rally's Hamburgers, Inc., a publicly held multi-unit quick service hamburger operator and franchiser.

Charles W. Redepenning, Jr. has served as Secretary, Senior Vice President and General Counsel of the Company since July 1997. He served as Secretary, Senior Vice President and General Counsel of DAKA International from January 1991 to July 1997 and as General Counsel and Secretary of DAKA International from November 1988 to July 1997. He also served as Vice President, General Counsel and Secretary of Fuddruckers since July 1987.

Item 11.   Executive Compensation.

There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 9, 1997, appearing therein under the caption "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 9, 1997, appearing therein under the caption "Principle Stockholders."

Item 13.   Certain Relationships And Related Transactions.

There are no items that are required to be disclosed pursuant to this item.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.            Financial Statements:

              Independent Auditors' Report

              Combined Balance Sheets - June 29, 1997 and 1996.

              Combined Statements of Operations - Years ended June 29, 1997 and 1996 and July 1, 1995.

              Combined Statements of Cash Flows - Years ended June 29, 1997 and 1996, and July 1, 1995.

              Combined Statements of Stockholders' Equity - Years ended June 29, 1997 and 1996, and July 1, 1995.

              Notes to Combined Financial Statements - Years ended June 29, 1997 and 1996, and July 1, 1995.

B.            Financial Statement Schedules:

              There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.            Exhibits:

*    2.1      Agreement  and Plan of Merger,  dated as of May 27,  1997,  by and among Compass Interim, Inc. ("Compass Interim"), Compass Holdings,
              Inc.   ("Purchaser"),   Compass  Group  PLC  ("Parent")  and  DAKA
              International, Inc. ("DAKA International").

*    2.2      Reorganization  Agreement  dated as of May 27, 1997,  by and among
              DAKA International,  Daka, Inc. ("Daka"), the Company,  Parent and
              Compass Holdings, together with certain exhibits thereto.

     2.3 Agreement and Plan of Merger among Champps Entertainment, Inc. ("Champps"), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA's Registration Statement on Form S-4 (File No. 33-65425) ("1996 DAKA Form S-4").

**   2.4      Series  D  Convertible   Preferred  Stock  and  Warrant   Purchase
              Agreement,  dated as of January  12,  1996,  by and among La Salsa
              Holding  Co. and Casual  Dining  Ventures,  Inc.  Pursuant to Item
              601(b)(2)  of  Regulation  S-K,  the  Schedules  to the  Series  D
              Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**   2.5      Stock Purchase Agreement, dated as of March 18, 1996, by and among
              Casual Dining Ventures,  Inc., DAKA,  Champps  Development  Group,
              Inc.,  Steven J.  Wagenheim,  Arthur E. Pew,  III,  PDS  Financial
              Corporation, Douglas B. Tenpas and certain other stockholders of Americana Dining Corp. Pursuant to Item 601(b)(2) of Regulation
              S-K, the  Schedules to the Stock  Purchase  Agreement are omitted.
              The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**   2.6      Asset Purchase Agreement,  dated March 18, 1996, between Americana
              Dining  Corp.,  as Seller,  and New Brighton  Ventures,  Inc.,  as
              Buyer. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Asset Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted
              Schedule to the Commission upon request.

**   2.7      Stock Purchase Agreement, dated as of March 29, 1996, by and among
              DAKA,  The Great Bagel and Coffee  Franchising  Corp.,  GBC Credit
              Company,  Gemini  Production  Facility,  Inc., The Great Bagel and
              Coffee Company,  Mark C. Gordon,  Brian H. Loeb, Jason R. Olivier,
              Michael F.  Zerbib,  Nicholas D.  Zerbib,  and Thierry E.  Zerbib.
              Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the
              Stock   Purchase   Agreement  are  omitted.   The  Company  hereby
              undertakes  to  furnish  supplementally  a  copy  of  any  omitted
              Schedule to the Commission upon request.

**   2.8      Stock Purchase Agreement, dated as of March 31, 1996, by and among
              Casual Dining Ventures, Inc., DAKA and Edgebrook, Inc. Pursuant to
              Item  601(b)(2)  of  Regulation  S-K,  the  Schedules to the Stock
              Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

*    3.1      Certificate of Incorporation of the Company.

*    3.2      By-laws of the Company

*    3.3      Form of Amended and Restated  Certificate of  Incorporation of the
              Company.

*    3.4      Form of Amended and Restated By-laws of the Company.

*    4.1      Specimen Stock Certificate for shares of the UCRI Common Stock.

*    10.1     Tax  Allocation  Agreement  dated as of May 27, 1997, by and among
              DAKA, the Company, and Parent.

*    10.2     Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps,  Fuddruckers,  Inc.,
              Purchaser and Parent.

*    10.3     Stock Purchase Agreement,  dated as of May 26, 1997, between DAKA,
              Parent, Purchaser,  First Chicago Equity Corporation,  Cross Creek
              Partners I and the other holders of Series A Preferred Stock of DAKA.

*    10.4     Form of the Company's 1997 Stock Option and Incentive Plan.

*    10.5     Form of the Company's 1997 Stock Purchase Plan.

*    10.6     Form of Indemnification  Agreement, by and between the Company and directors and officers of DAKA.

*    10.7     Employment Agreement,  dated as of January 1, 1997, by and between
              DAKA and William H. Baumhauer.

*    10.8     Employment Agreement,  dated as of January 1, 1997, by and between
              DAKA and Allen R. Maxwell.

*    10.9     Employment  Agreement,  dated  as of May 23,  1997,  by and  among
              Compass Group USA,  Inc.,  DAKA,  Daka, Inc. and Allen R. Maxwell.

*    10.10    Employment Agreement,  dated as of February 21, 1996, by and among
              Dean P. Vlahos, DAKA and Champps.

**   10.11    Third Amended and Restated Registration Rights Agreement, dated as of January 12, 1996,  by and among La Salsa  Holding Co., FMA High
              Yield Income L.P.,  WSIS Flexible  Income Partners L.P., WSIS High
              Income L.P.,  Howdy S. Kabrins,  La Salsa,  Inc., Crown Associates
              III, L.P.,  Crown-Glynn  Associates,  L.P.,  Nueberger & Berman as
              Trustee for the Crown  Trust,  Theodore H.  Ashford,  Noro-Moseley
              Partners II, L.P.,  Seidler Salsa,  L.P., Bankers Trust Company as
              Master Trustee for Hughes Aircraft  Retirement  Plans,  Charles A.
              Lynch,  Sienna Limited  Partnership I, Sienna Limited  Partnership
              II,  Sienna  Holdings,  Inc., as Nominee,  InterWest  Partners IV,
              Donald Benjamin,  Vicki Tanner,  Ronald D. Weinstock,  Inc., Frank
              Holdraker, and Casual Dining Ventures, Inc.

**   10.12    Fourth Amended and Restated  Restricted Stock Agreement,  dated as of January 12, 1996, by and among La Salsa  Holding Co.,  Howdy S.
              Kabrins,  La Salsa,  Inc.,  InterWest Partners IV, Sienna Holding,
              Inc., Sienna Limited Partnership I, Charles A. Lynch,  Theodore H.
              Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P.,
              Nueberger  & Berman as Trustee for The Crown  Trust,  Noro-Moseley
              Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company,  as
              Master Trustee,  for Hughes Aircraft  Retirement  Plans,  FMA High
              Yield Income L.P.,  WSIS Flexible  Income Partners L.P., WSIS High
              Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin,
              Vicki Tanner,  Ronald D. Weinstock,  Inc.,  Frank  Holdraker,  and
              Casual Dining Ventures, Inc.

**   10.13    La Salsa  Holding  Co.  Warrant  to  Purchase  Shares  of Series D
              Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co.

**   10.14    Severance, Non-Competition and Confidentiality Agreement, dated as of March 18,  1996,  between  Steven J.  Wagenheim  and  Americana
              Dining Corp.

**   10.15    La Salsa License Agreement,  dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

     21.1     Subsidiaries of the Company.

     23.1     Consent of Deloitte & Touche LLP

     23.2     Consent of Arthur Andersen LLP

     24.1     Powers of Attorney.
------------
* Incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

** Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

D.   Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UNIQUE CASUAL RESTAURANTS, INC.
                                  (Registrant)


                                  By:  /s/Donald C. Moore
                                     --------------------
                                     Donald C. Moore
                                     Senior Vice President, Chief
                                     Financial Officer and Treasurer
                                     (Principal Financial and Principal
                                     Accounting Officer)

Date:  October 13, 1997


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                                            Title

/s/William H. Baumhauer                     Chairman of the Board and
   William H. Baumhauer                     Chief Executive Officer (Principal
                                            Executive Officer)

Allen R. Maxwell*                           Director

E. L. Cox*                                  Director

Joseph W. O'Donnell*                        Director

Erline Belton*                              Director

Alan D. Schwartz*                           Director


/s/Donald C. Moore                          Senior Vice President, Chief
   Donald C. Moore                          Financial Officer and Treasurer
                                            (Principal Financial and Principal
                                            Accounting Officer)

*By: /s/William H. Baumhauer                Date:  October 13, 1997
     --------------------------
        William H. Baumhauer
        Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT


Unique Casual Restaurants, Inc.:


We have audited the accompanying combined balance sheets of Unique Casual Restaurants, Inc. as of June 29, 1997 and 1996 and the related combined statements of operations, cash flows and group equity for each of the three years in the period ended June 29, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit for the year ended July 1, 1995 the consolidated financial statements of Champps Entertainment, Inc. (an acquisition by the Company accounted for as a pooling-of-interests), which statements reflect total revenues constituting 14.4% of combined total revenues for the year ended July 1, 1995, and net income constituting 11.7% of combined total net income for the year ended July 1, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Champps Entertainment, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such combined financial statements present fairly, in all material respects, the financial position of Unique Casual Restaurants, Inc. as of June 29, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended June 29, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes 1,2 and 3, the combined financial statements include the accounts of certain majority controlled subsidiaries of DAKA International which were transferred to the Company prior to July 17, 1997. In addition, the combined results of operations include allocations and estimates of certain expenses provided to the Company by DAKA International. The accompanying combined financial statements may not necessarily be indicative of the conditions that would have existed or the results of operations if the Company had been operated as an unaffiliated company.

As discussed in Note 3 to the combined financial statements, during the year ended June 29, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of."


Deloitte & Touche LLP

Boston, Massachusetts
September 17, 1997

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Champps Entertainment, Inc.:

We have audited the consolidated statements of operations and shareholders' investment and cash flows of Champps Entertainment, Inc. (a Minnesota corporation) for the year ended July 2, 1995, not included herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and cash flows of Champps Entertainment, Inc. and Subsidiaries for the year ended July 2, 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
April 5, 1996

                         UNIQUE CASUAL RESTAURANTS, INC.
                             COMBINED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                             June 29,          June 29,
                                                                                               1997              1996
                                                                                              ----              ----
ASSETS:
Current assets:
   Cash                                                                                      $     172      $   5,281
   Accounts receivable, net                                                                      4,376          5,509
   Inventories                                                                                   3,975          3,488
   Prepaid expenses and other current assets                                                     6,387          2,174
                                                                                             ---------      ---------
     Total current assets                                                                       14,910         16,452
                                                                                             ---------      ---------
Property and equipment:
   Land                                                                                          8,039         10,587
   Buildings and leasehold improvements                                                         82,260         80,787
   Equipment                                                                                    35,084         42,073
                                                                                             ---------      ---------
                                                                                               125,383        133,447
   Accumulated depreciation and amortization                                                   (30,710)       (26,168)
                                                                                             ---------      ---------
     Property and equipment, net                                                                94,673        107,279
                                                                                             ---------      ---------
Investments in, and advances to, affiliates                                                      5,000          5,000
Deferred tax assets                                                                               --              682
Other assets, net                                                                               10,626         12,935
                                                                                             ---------      ---------
                                                                                             $ 125,209      $ 142,348
                                                                                             =========      =========
LIABILITIES AND GROUP EQUITY:
Current liabilities:
   Accounts payable                                                                          $  10,397      $   6,305
   Accrued expenses                                                                             11,548          7,177
   Accrued transaction costs                                                                     6,347           --
    Current portion of long-term debt                                                            1,102          1,299
    Deferred tax liabilities                                                                      --              228
                                                                                             ---------      ---------

     Total current liabilities                                                                  29,394         15,009
Long-term debt                                                                                   4,026          5,067
Other long-term liabilities                                                                     11,036         12,210
Minority interests                                                                               1,100          1,168

Commitments and contingencies (Note 11)

Group equity                                                                                    79,053        108,894
                                                                                             ---------      ---------
                                                                                             $ 125,209      $ 142,348
                                                                                             =========      =========







See notes to combined financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                        COMBINED STATEMENTS OF OPERATIONS
           Fiscal Years Ended June 29, 1997 and 1996 and July 1, 1995
                    (In thousands, except per share amounts)

                                                                                   1997                1996                  1995
                                                                                   ----                ----                  ----

Revenues:
   Sales                                                                        $ 200,741            $ 176,050            $ 131,698
   Franchising and royalty income                                                   5,143                7,705                6,032
                                                                                ---------            ---------            ---------
     Total                                                                        205,884              183,755              137,730
                                                                                ---------            ---------            ---------

Costs and expenses:
   Cost of sales and operating expenses                                           178,638              148,155              108,126
   Selling, general and administrative expenses                                    32,603               24,181               18,566
   Depreciation and amortization                                                   15,547               12,136                6,632
    Impairment, exit costs and other charges                                       21,671                3,026                 --
    Merger costs                                                                     --                  2,900                 --
   Interest expense                                                                   744                  641                  331
   Interest income                                                                   (487)                (353)                (622)
                                                                                ---------            ---------            ---------
     Total                                                                        248,716              190,686              133,033
                                                                                ---------            ---------            ---------

Income (loss) before income taxes (benefit) and
   minority interests                                                             (42,832)              (6,931)               4,697
Income tax expense (benefit)                                                       (3,721)                (536)               3,068
Minority interests                                                                    (68)                (725)                (169)
                                                                                ---------            ---------            ---------
Net income (loss)                                                               $ (39,043)           $  (5,670)           $   1,798
                                                                                =========            =========            =========

Pro forma loss per share                                                        $   (3.42)
Pro forma weighted average common shares
   outstanding                                                                     11,425

















See notes to combined financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                        COMBINED STATEMENTS OF CASH FLOWS
           Fiscal Years Ended June 29, 1997 and 1996 and July 1, 1995
                             (Dollars in thousands)


                                                                                       1997               1996               1995
                                                                                       ----               ----               ----

Cash flows from operating activities:
Net income (loss)                                                                    $(39,043)          $ (5,670)          $  1,798
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                                                       15,547             12,136              6,632
    Impairment, exit costs and other charges                                           21,671              3,026               --
   Deferred income taxes                                                                  454                763                (36)
   Minority interests                                                                     (68)              (725)              (169)
Change in assets and liabilities, net of acquisitions:
   Accounts receivable                                                                  1,133             (2,733)              (657)
   Inventories                                                                         (1,312)              (855)              (705)
   Prepaid expenses and other assets                                                   (6,428)            (7,849)            (3,140)
   Accounts payable and accrued expenses                                                8,481               (845)             3,700
   Other long-term liabilities                                                            398              1,385              1,889
                                                                                     --------           --------           --------
     Net cash provided by (used in)
       operating activities                                                               833             (1,367)             9,312
                                                                                     --------           --------           --------

Cash flows from investing activities:
Purchase of property and equipment                                                    (23,865)           (51,572)           (32,146)
Cash paid for acquisitions, net                                                          --                 --                 (623)
Investment in, and advances to affiliates                                                --               (5,000)              --
                                                                                     --------           --------           --------

     Net cash used in investing activities                                            (23,865)           (56,572)           (32,769)
                                                                                     --------           --------           --------

Cash flows from financing activities:
Proceeds from sale-leaseback facility                                                  11,489             18,651              5,742
Contributed capital                                                                     9,080             39,932             14,179
Repayments of capital lease obligations                                                (2,646)            (1,090)            (1,588)
                                                                                     --------           --------           --------
     Net cash provided by financing activities                                         17,923             57,493             18,333
                                                                                     --------           --------           --------

Net decrease in cash                                                                   (5,109)              (446)            (5,124)

Cash, beginning of year                                                                 5,281              5,727             10,851
                                                                                     --------           --------           --------
Cash, end of year                                                                    $    172           $  5,281           $  5,727
                                                                                     ========           ========           ========






See notes to combined financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                       COMBINED STATEMENTS OF GROUP EQUITY
           Fiscal Years Ended June 29, 1997 and 1996 and July 1, 1995
                             (Dollars in thousands)


Balance, July 2, 1994                                          $ 57,666
Contributed capital:
   Cash                                                          14,179
   Non-cash                                                         336
Net income                                                        1,798
                                                                -------
Balance,  July 1, 1995                                           73,979
Contributed capital:
   Cash                                                          39,932
   Non-cash                                                         653
Net loss                                                        (5,670)
                                                               --------
Balance, June 29, 1996                                          108,894
Contributed capital:
   Cash                                                           9,080
   Non-cash                                                         122
Net loss                                                        (39,043)
                                                               --------
Balance, June 29, 1997                                         $ 79,053
                                                               ========













See notes to combined financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                     NOTES TO COMBINED FINANCIAL STATEMENTS
           Fiscal Years Ended June 29, 1997 and 1996 and July 1, 1995
                (Dollars in thousands, except per share amounts)

1.       Background and Basis of Presentation

Background

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation formed on May 27, 1997 in anticipation of a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off"). The Company's principal business activities will be to own and operate the restaurant operations, previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company.

Basis of Presentation and Business

The accompanying combined financial statements include the accounts of the following DAKA International majority controlled subsidiaries transferred to the Company prior to the Spin-off, Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Atlantic Restaurant Ventures, Inc. ("ARVI"). The historical DAKA International basis in the assets and liabilities transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. In addition, the combined statements of operations and cash flows include the combined financial statements of the Company, Fuddruckers, CEI, Great Bagel and Coffee, CDVI and ARVI in a manner similar to a pooling-of-interests. Minority shareholders' equity in earnings (losses) of less than 100% owned subsidiaries is presented as minority interests in the accompanying combined financial statements. Significant intercompany balances and transactions have been eliminated in combination.

2.       Formation of the Company

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which the Compass agreed, upon the satisfaction of certain conditions, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997. Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries, including Daka and the Company, made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses (the "Transferred Businesses") and such assets were contributed to the Company. Following these transactions, the remaining business activities of DAKA International consists of its foodservice operations.

Following the consummation of the Offer, Compass merged with and into DAKA International. Pursuant to the Offer, DAKA International distributed to each holder of record shares of DAKA International common stock, one share of common stock of the Company for each share of DAKA International owned by such stockholder (the "Distribution"). No consideration was paid by DAKA International's stockholders for the shares of the Company's common stock. As a result of the Distribution, the Company ceased to be a subsidiary of DAKA International and began operating as an independent, publicly-held company on July 17, 1997.

Certain other non-restaurant operating assets and liabilities of DAKA International were contributed (the "Additional Capital Contribution") to the Company prior to the Distribution on July 17, 1997 (the "Transaction Date"). However, those assets and liabilities consisting of trade accounts receivable, certain prepaid assets, property and equipment, accounts payable, accrued expenses, contingent liabilities and deferred taxes have not been included in the accompanying combined financial statements since those assets and liabilities are principally related to DAKA International's Foodservice Businesses and have not been used in the historical operation of the Transferred Businesses. Pursuant to the terms of the Additional Capital Contribution, the Purchaser or its affiliates will act as an agent to process the accounts receivable and accounts payable related to the Additional Capital Contribution (the "Contributed Working Capital").

The Company entered into a sale and services agreements with Restaurant Consulting Services, Inc. ("RCS") (a Delaware Corporation) whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment which had been contributed to the Company by DAKA International as part of the Additional Capital Contribution. The sales and services agreements were effective as of July 1, 1997. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company has also provided RCS with a $300 line-of-credit agreement which bears interest at 6% and is payable in full on or before December 31, 1999. The Company will consolidate RCS's operations until such time as the obligations of RCS to the Company are satisfied.

3.       Summary of Significant Accounting Policies

Business Activities of the Company

Following the consummation of the transactions described in Notes 1 and 2, which are collectively referred to as "the Transaction" for purposes of these combined financial statements, the Company will be a diversified restaurant company serving customers through a variety of venues. The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States and in Canada and the Middle East. The Company's Specialty Concepts business unit consists principally of French Quarter Coffee and Great Bagel and Coffee, which serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through Company-owned and franchised stores.

During the fiscal years ended June 29, 1997 and 1996, respectively, the Company incurred losses before income tax benefit and minority interests of $42,832 and $6,931, respectively. Management expects to significantly reduce selling, general and administrative expenses as a percentage of sales, from levels reflected in the Company's historical combined financial statements, while continuing to increase net revenues, resulting in improvement in overall operating results. However, the ultimate attainment of profitable operations is dependent upon favorable events including obtaining adequate financing to continue to expand Champps and revitalize the Fuddruckers concept. Management believes that its existing cash balances, together with the Additional Capital Contribution, will be sufficient to fund the Company's cash flow requirements and operating activities through fiscal 1998, although the Company expects to be required to raise additional funds through bank financing; or other means to meet its long-term needs.

Fiscal Year

Beginning in fiscal 1997, the Company's fiscal year ends on the Sunday closest to June 30th. Prior to fiscal 1997, the Company's fiscal year ended on the Saturday closest to June 30th. For purposes of these notes to the combined financial statements, the fiscal years ended June 29, 1997, June 29, 1996 and July 1, 1995 are referred to as 1997, 1996 and 1995, respectively. Fiscal 1997, 1996 and 1995 contain 52 weeks.

Allocation of Certain Expenses

The restaurant operations, as presented herein, include allocations and estimates of certain expenses, principally corporate accounting and tax, cash management, corporate information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International. The amount of such allocated expenses in these combined financial statements have been allocated by management based upon a variety of factors including, for example, personnel, labor costs and sales volumes. Such allocations have been reported within selling, general and administrative expenses and aggregate $9,828, $7,790 and $6,550 for 1997, 1996 and 1995, respectively. Management believes these allocations have been made on a reasonable basis and the expenses associated with such activities should not increase following the Transaction. However, the accompanying combined financial statements may not necessarily be indicative of the conditions that would have existed, the financial position, or results of operations, if the restaurant operations had been operated as a separate entity.

The accompanying combined financial statements do not include an allocation of interest expense associated with DAKA International's revolving line-of-credit agreements as such obligations were assumed by the Purchaser pursuant to the terms of the Transaction. Interest on long-term obligations transferred to the Company has been included in the Company's statement of operations for all periods presented.

Significant Estimates

In the process of preparing its combined financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's combined financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for workers compensation, general liability and health insurance programs. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's combined financial position or the results of operations.

Concentration of Credit Risk

The Company extends credit to its franchisees on an unsecured basis in the normal course of business. No individual franchisee is significant to the Company's franchisee base. The Company has policies governing the extension of credit and collection of amounts due from franchisees.

The Company's allowance for uncollectible accounts receivable and related bad debt expense are not material for each period presented.

Inventories

Inventories are stated at the lower of cost, determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares with replacements charged to expense when purchased.

The components of inventories are as follows:
                                                        1997              1996
                                                        ----              ----
Food and liquor                                      $  1,234          $  1,109
Smallwares                                              1,871             1,970
Supplies                                                  870               409
                                                     --------          --------
                                                     $  3,975          $  3,488
                                                     ========          ========

Prepaid Expenses and Other Current Assets

Included in prepaid expenses and other current assets is a $5 million insurance deposit.

Property and Equipment

Property and equipment is stated at cost and includes an allocation of the purchase price for assets acquired in connection with the purchase of certain restaurant businesses. The allocation of the purchase price is generally based upon independent appraisals of the assets acquired. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the lease term, contract term or the estimated useful life. Useful lives range from 20 to 30 years for buildings and leasehold improvements and three to ten years for equipment.

Interest costs incurred by DAKA International during the construction of new, or the expansion and major remodeling of existing restaurants are capitalized as a component of the cost of the property and allocated to the Company in the form of a credit to the group equity account. During 1997, 1996 and 1995, $122, $653 and $336 of interest costs were capitalized.

Accrued Transaction Costs

Accrued Transaction costs include legal, accounting and other costs associated with completing the Spin-off.

Accrued Insurance Costs

The Company is self-insured for workers' compensation, general liability and various other risks up to specified limits. In addition, the Company is self-insured up to certain limits for risks associated with the healthcare plan provided for its employees. The Company's share of workers' compensation and general liability programs of DAKA International were allocated using labor costs and the aggregate costs of such programs was determined through actuarial studies which determine the estimated amount required to provide for incurred incidents. Management has allocated expenses associated with these liability programs to the Company based upon labor costs. In connection with the Transaction, the Company is obligated to indemnify the Purchaser for all claims arising subsequent to the Transaction, including claims related to employees of DAKA International not continuing with the Company after the Transaction, that relate to events occurring prior to the Transaction.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred royalty buydown payments, the liability under the long-term incentive compensation plan, deferred rent liabilities and management's estimate of the non-current portion of the liability related to the Company's workers' compensation and general liability self-insurance program.

Deferred Rent Assets and Liabilities

Deferred rent assets, included in other assets, represent the difference between the cost and the net proceeds received related to property sold pursuant to sale-leaseback agreements and are amortized on a straight-line basis over the initial term of the lease. For leases which contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. In addition, lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Group Equity

Group equity represents the net intercompany activities between the Company and DAKA International. As of June 29, 1997, the Company had issued 1,000 shares of its common stock, par value $.01 per share, to DAKA International for $0.1 in connection with its formation. Such shares are reported within group equity for purposes of these combined financial statements.

Revenue Recognition

The Company records sales from its restaurant operations and franchise and royalty fees as earned.

Franchising and Royalty Income

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. The Company also enters into development agreements granting franchisees the exclusive right to develop and operate Fuddruckers restaurants in certain territories in exchange for a development fee. Amounts received in connection with such development agreements are recognized as franchise fee revenues when earned since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. The Company recognized development and franchise fee revenues of $690, $3,406 and $2,205 during 1997, 1996 and 1995, respectively.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. Advance payments received in connection with royalty buy-down agreements are deferred and recognized at the reduced royalty rate during the royalty buy-down period specified in the agreements. The remaining balance of the advance payments is recognized on a straight-line basis over the remaining term of the agreement. The Company recognized royalty revenues of $4,453, $4,299 and $3,827 during 1997, 1996, and 1995, respectively.

Preopening Expenses

Direct incremental preopening costs associated with the opening of new, or the expansion and major remodeling of existing restaurants are capitalized and amortized over twelve months. Net preopening costs included in other assets amounted to $1,176 and $3,310 at June 29, 1997 and 1996, respectively.

Income Taxes

The restaurant operations of the Transferred Businesses are generally included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of DAKA International. For purposes of these combined financial statements, a charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer. Current income tax liabilities (assets) are considered to have been paid (received) from DAKA International and are recorded through the group equity account.

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense in the period that such change occurs. Targeted jobs tax credits and foreign tax credits are treated as a reduction of income tax expense in the year such credits are utilized.

The Company has entered into an indemnification agreement, whereby the Company has agreed to indemnify Compass against all state and federal income and other tax liabilities of DAKA International for any period before the Transaction is consummated as well as any tax consequences resulting from the Transaction.

Accounting for Stock-Based Compensation

Effective June 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on results from operations and net income (loss) per share.

Adjustments resulting from the Transaction to stock options for common stock of DAKA International held by employees of the Company will be determined in accordance with Emerging Issues Task Force Abstract 90-9 and, accordingly, such adjustments will have no effect on the Company's combined financial position or results of operations.

Subsequent to June 29, 1997, the Company purchased from certain option holders, an aggregate of 172,044 options for aggregate consideration of $236, one-third of which was paid in cash in the form of withholding tax and two-thirds in stock of the Company, except for those individuals requiring no withholding tax, in which case the entire amount of the consideration was paid in Company stock. The Company will record the aggregate consideration in the first quarter of fiscal 1998.

Cash Flow Information

The Company participated in DAKA International's centralized cash management system. As a result, the amount reported as cash in the accompanying combined financial statements consists principally of cash funds held at restaurant unit levels and funds not transferred into the centralized cash management system.

Cash payments for interest associated with long-term obligations that will be transferred to the Company aggregated $454, $641 and $331 in 1997, 1996 and 1995, respectively.

Capital lease obligations of $1,605, $3,447 and $2,225 were incurred when the Company entered into leases for new restaurant and office equipment in 1997, 1996 and 1995, respectively.

Significant other non-cash investing and financing transactions are as follows:

1997

                  The Company sold a restaurant under construction with a book value of $1,205, in exchange for a $1,200 promissory note.

1996

                   The Company sold a restaurant with a book value of $1,306, in exchange for a $1,280 promissory note.

1995

                  The  Company  sold  three-Fuddruckers   restaurants,  with  an
                  aggregate book value of $1,944, in exchange for various notes receivable.

Equity and Pro Forma Loss Per Share

The authorized capital stock of the Company consists of 30,000,000 shares of common stock, of which 1,000 shares were issued and outstanding as of June 29, 1997 and approximately 11,425,000 shares were issued and outstanding upon the consummation of the Transaction, and 5,000,000 shares of preferred stock, of which no shares are issued and outstanding as of June 29, 1997.

Pro forma loss per share for 1997 is computed using the weighted average number of shares outstanding as of June 29, 1997 for DAKA International after giving effect to the anticipated conversion, in connection with the Transaction, of 11,912 shares of convertible preferred stock into 264,701 additional shares of common stock.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which the Company will adopt in fiscal 1998. Had SFAS No. 128 been effective for 1997, there would be an immaterial effect to the Company's reported pro forma loss per share.

Impairment of Long-Lived Assets, Exit Costs and Other Charges

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires the Company to evaluate the carrying value of long-lived assets including property, equipment and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS No. 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows from the applicable operation or independent appraisal).

In the third quarter of 1996, the Company adopted the provisions of SFAS No. 121 which resulted in a pretax charge of approximately $3.0 million. The provision includes charges for impairments to the carrying value of certain restaurant assets, reacquired franchise rights, and certain other assets.

In the fourth quarter of 1997 the Company recorded a pre-tax charge of $21.7 million of which $13.7 million represented impairment of net assets at restaurants which have been or will be closed, $2.6 million related to exit costs associated with lease settlements and identified employee termination benefits and $5.4 million consisting primarily of legal costs associated with the Spin-off and the sale of the Foodservice business.

Reclassifications

Certain amounts in the 1996 and 1995 combined financial statements have been reclassified to conform to the 1997 presentation.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1998 and does not expect that the adoption of these statements will have a material impact on the combined financial statements.

4.       Merger with Champps and Great Bagel and Coffee

On February 21, 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA International, merged with and into Champps whereupon Champps became a wholly-owned subsidiary of DAKA International pursuant to an Agreement and Plan of Merger dated October 10, 1995 (the "Champps Merger Agreement"). Under the terms of the Champps Merger Agreement, the Champps common stockholders exchanged their holdings in Champps' common stock for 2,181,722 shares of DAKA International common stock valued at approximately $49,634 on the merger date. On April 3, 1996, DAKA International merged with Great Bagel and Coffee whereby DAKA International exchanged 339,236 shares of its common stock valued at approximately $8,566 for all outstanding shares of Great Bagel and Coffee common stock (collectively the "1996 Mergers" and the "1996 Merged Companies").

The 1996 Mergers were accounted for as poolings-of-interests and, accordingly, the accompanying combined financial statements include the accounts of Champps and Great Bagel and Coffee for all periods presented.

In connection with the 1996 Mergers, the Company recorded a charge for merger costs of $2,900. Included in these costs are legal, investment banking and professional fees associated with the transactions, and costs associated with combining the operations of previously separate companies and instituting certain operational efficiencies.

Transactions between the Company and the Merged Companies prior to the Mergers were not significant. The Company has not recorded an adjustment to conform the accounting policies of the Merged companies to the Company's, as such policies were generally comparable.

5.       Acquisition and Disposition Transactions

Business transactions accounted for using the purchase method of accounting present the results of operations and cash flows of the acquired business from the date of acquisition in the Company's combined financial statements. The following presents the business acquisitions accounted for as purchases and dispositions occurring during the three-year period ended June 29, 1997:

1996 Transactions

On March 31, 1996, DAKA International entered into separate Stock Purchase Agreements (the "Stock Agreements") with two stockholders of Americana Dining Corporation ("ADC") (the "Selling Stockholders") to acquire the 43% voting interest in ADC not held by DAKA International. Based upon an independent valuation, the fair market value of the 43% voting interest acquired approximated the consideration given by DAKA International.

On March 31, 1996, DAKA International sold a restaurant to one of the Selling Stockholders of ADC in exchange for a $1,280 promissory note collateralized by the assets of the restaurant. Interest accrues at the rate of 8.5% per annum and is payable in monthly installments. The note matures on March 31, 2003, at which time the outstanding balance, $1,180, will be due. Based on an independent valuation, the book value of the restaurant assets sold approximated their fair market value at March 31, 1996.

1995 Transactions

On February 1, 1995, the Company acquired the assets, operations and certain working capital items of a Fuddruckers restaurant in Texas from a franchisee for a purchase price of $623 which was paid in cash. On June 23, 1995, the Company acquired the assets of four Fuddruckers restaurants located in Canada from a franchisee for a purchase price of $961 and the issuance of a 19% interest in the acquired restaurants to the former franchisee. The purchase price for the four restaurants in Canada consisted of offsets to amounts receivable from the franchisee.

Also during 1995, the Company sold, at book value which approximated fair market value, three Fuddruckers restaurants located in the Kansas City and Omaha markets for a purchase price of $1,300, substantially all of which is payable in the form of notes receivable collateralized by all of the assets of the restaurants sold. During 1997, these restaurants were placed into receivership, and the Company was given operating control by the courts as the result of the non-performance of the purchaser under the terms of the aforementioned note agreements and the franchise agreements.

6.       Investments

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. Each share of La Salsa Preferred Stock may be converted into La Salsa's Class D Common Stock at $1.50 per share and is redeemable at face value in installments beginning on March 3, 2000. The warrants expired during fiscal 1997. In addition, the Company received warrants to acquire, within 18 months, shares of convertible redeemable preferred stock representing an additional 13.3% equity interest for approximately $7,100. In addition, the Company entered into a 10-year license agreement with La Salsa to operate La Salsa outlets within certain existing Fuddruckers restaurants whereby the Company will pay a franchise fee, royalty payments equal to 5% of the La Salsa outlets' gross sales, certain training costs and marketing fund fees for each outlet opened. The Company's investment in La Salsa is accounted for under the cost method of accounting.

7.       Long-Term Debt

Obligations Transferred to the Company

The components of long-term debt transferred to the Company are as follows:

                                            1997             1996
                                            ----             ----
Notes payable                           $    442          $    687
Capital lease obligations                  4,686             5,679
                                        --------          --------
                                           5,128             6,366
Less current portion                      (1,102)           (1,299)
                                        --------          --------
  Total                                 $  4,026          $  5,067
                                        ========          ========

Notes payable include several notes bearing interest ranging from 6% to 11%, require monthly or quarterly payments of principal and interest and mature at various times ranging from July 1997 to July 2002. Maturities of long-term debt, including capital lease obligations, at June 29, 1997 are as follows:

Maturities of long-term debt, including capital lease obligations, are as follows:

     1998                                    $ 1,102
     1999                                      1,141
     2000                                      1,114
     2001                                      1,119
     2002                                        652
                                             -------
                                             $ 5,128
                                             =======

Company Assets Serving as Collateral

All of the assets of the Company were pledged as collateral under DAKA International's various debt agreements pursuant to such agreements through the Transaction Date. Subsequent to the transaction, the security interests in these assets were released. In connection with the Transaction, the Company has pledged eight Fuddruckers restaurants, furniture, fixtures and equipment of certain Champps and Fuddruckers restaurants and future royalties as collateral to creditors and to Compass pending the Company's release of certain guarantees (see Note 11) and the Company's payment of deposits ($3.5 million) and trade payables ($15.8 million). Subsequent to year end, approximately $14.5 million in payments have been made.

In connection with the Transaction, the Purchaser assumed $110 million of the outstanding DAKA International debt. At June 29, 1997, DAKA International had approximately $109.9 million outstanding under its Principal Credit Agreements.

8.       Other Assets

The components of other assets are as follows:

                                                     1997             1996
                                                     ----             ----
Preopening costs                                 $  3,628          $  5,567
Reacquired franchise rights                         2,862             4,488
Notes receivable                                    4,558             3,320
Deferred rent                                       1,983             1,673
Other                                               1,528             2,332
                                                 --------          --------
                                                   14,559            17,380
Less accumulated amortization                      (3,933)           (4,445)
                                                 --------          --------
                                                 $ 10,626          $ 12,935
                                                 ========          ========

Notes Receivable include various notes bearing interest ranging form 8% to 10%, require monthly payments and interest and mature at various dates ranging from September 1997 to April 2004.

9.       Accrued Expenses

The components of accrued expenses are as follows:

                                                      1997             1996
                                                      ----             ----
Salaries, wages and related taxes                 $  4,163           $ 3,096
Taxes                                                3,511             2,134
Other                                                3,874             1,947
                                                  --------           -------
                                                  $ 11,548           $ 7,177
                                                  ========           =======
10.      Income Taxes

Income tax (benefit) expense is comprised of the following:

                                                                                  1997                 1996                  1995
                                                                                  ----                 ----                  ----
Currently (receivable) payable:
Federal                                                                         $(4,175)              $(1,299)              $ 2,328
State                                                                              --                    --                     776
Deferred income tax (benefit) expense                                               454                   763                   (36)
                                                                                -------               -------               -------
Income tax expense (benefit)                                                    $(3,721)              $  (536)              $ 3,068
                                                                                =======               =======               =======

Deferred tax assets and (liabilities) are comprised of the following:

                                                                               1997                   1996                   1995
                                                                               ----                   ----                   ----
Current:
  Accrued expenses                                                           $  1,635               $    321               $    428
  Prepaid expenses                                                               (330)                (1,467)                  (821)
  Net operating loss carryforwards                                                327                    327                    342
  Other                                                                           412                    591                    421
  Less valuation allowance                                                     (2,044)                  --                     --
                                                                             --------               --------               --------
                                                                             $      0               $   (228)              $    370
                                                                             ========               ========               ========
Noncurrent:
  Net operating loss carryforwards                                           $  4,704               $  4,876               $  4,924
  Depreciation and amortization                                                 6,069                    470                   (400)
  Deferred income                                                                 300                    166                    163
  Accrued expenses                                                              1,967                    729                  1,184
  Less valuation allowance                                                    (13,040)                (5,559)                (5,024)
                                                                             --------               --------               --------
                                                                             $      0               $    682               $    847
                                                                             ========               ========               ========


The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):

                                                                                    1997                 1996                 1995
                                                                                    ----                 ----                 ----
Income tax provision (benefit) computed
  at statutory federal income tax rates                                           $(14,970)            $ (2,172)            $  1,703
Non-deductible costs                                                                   865                1,175                 --
State income taxes, net of federal tax benefit                                        --                   --                    269
Increase in the valuation allowance                                                  9,525                  535                  822
Other, net                                                                             859                  (74)                 274
                                                                                  --------             --------             --------
   Income tax (benefit) expense                                                   $ (3,721)            $   (536)            $  3,068
                                                                                  ========             ========             ========


As of June 29, 1997, the Company had federal net operating loss carryforwards of approximately $12,812 expiring at various dates through 2012. Approximately $9,786 of the losses are related to Fuddruckers and $3,026 are related to Fuddruckers' 63% owned subsidiary, ARVI. Both the Fuddruckers' and ARVI loss carryforwards are limited on an annual basis. For the fiscal years ended 1997, 1996 and 1995, the Company provided a valuation allowance for the tax benefit of the deferred tax assets not expected to be utilized based on historical operating results and other available evidence. During the fiscal years ended 1997, 1996 and 1995 the valuation allowance was increased by $9,525, $535 and $822, respectively.

11.      Commitments and Contingencies

Transaction Indemnifications

The Company has agreed to assume certain liabilities in connection with the Transaction including all losses or damages related to the purported class action lawsuit discussed further below. In addition, the Company has entered into Post-Closing Covenants Agreement which provides for post-closing payments by the Company to Compass under certain circumstances. To the extent there is any amount owing from the Company to Compass for post-closing payments relating to any Foodservice Current Asset shortfall, outstanding share value calculation or Managed Volume/Profitability Adjustment, Compass will have a right of set-off against any amounts owing to the Company with respect to Compass's obligations to remit the net proceeds from the liquidation of the Contributed Working Capital.

Leases

Pursuant to the terms of the Transaction, the Company assumed the existing lease obligations and purchase commitments of DAKA International consisting principally of the corporate headquarters in Danvers, Massachusetts which expires during 2001.

The Company has entered into lease agreements for certain restaurant facilities and office space. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 25 years. Certain leases contain provisions which require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Finally, the Company also leases certain restaurant and computer equipment under operating leases which expire at various dates through June 2001.

In October 1995, Fuddruckers obtained a commitment for a $25 million sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, the Company was permitted to sell and lease-back from FFCA up to 20 Fuddruckers restaurants to be constructed for which the Company paid a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price was limited to the lesser of 80% of the fair market value of the property or $1.25 million. The unused commitment expired on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of the Company. The terms and conditions of the leases were such that they are accounted for as operating leases. As of June 29, 1997, 25 Fuddruckers restaurants have been sold to FFCA. In January 1997, the Company obtained a commitment for an additional $7.5 million of sale-leaseback financing from FFCA for the construction of up to six new Fuddruckers restaurants. Any unused commitment expires on January 30, 1998.

In December 1995, CEI obtained a commitment for a $40 million development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, the Company will sell and lease-back from AEI, Champps restaurants to be constructed and will pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price will be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment, if any, expires on December 6, 1997. The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the Consumer Price Index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of CEI. The terms and conditions of the leases are such that they are accounted for as operating leases. As of June 29, 1997, four Champps restaurants have been sold to AEI.

In January, 1996, the Company obtained a $5,000 capital lease facility from a third party lender to fund the cost of certain restaurant, audio/visual and point-of-sale equipment related to new restaurant construction. The lease facility has a five-year term and an implicit interest rate of 10.2%. As of June 29, 1997, the third party lender has suspended this facility pending their review of the Company after giving effect to the Spin-off.

Included in property and equipment in 1997, 1996 and 1995 are $5,813, $5,794 and $3,271, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was $1,868, $1,208 and $424, respectively.

Future minimum lease payments pursuant to leases with noncancelable lease terms in excess of one year at June 29, 1997 are as follows:

Fiscal
Years                                   Operating          Capital
Ending                                    Leases           Leases
------                                    ------           ------
1998                                   $   17,331         $   1,408
1999                                       17,076             1,429
2000                                       16,397             1,298
2001                                       16,129               945
2002                                       14,776               214
Thereafter                                115,070                20
                                       ----------         ---------
Total future minimum lease payments    $  196,779             5,314
                                       ==========              (628)
Less amount representing interest                         ---------
Present value of future minimum
   lease payments                                         $   4,686
                                                          =========

Total rent expense in 1997, 1996 and 1995 amounted to $21,019, $16,755 and $12,182, respectively. Contingent rentals included in rent expense are not material for the periods presented.

Put/Call Agreements

On October 22, 1993, the Company entered into an agreement with a partnership affiliated with the president of a majority-owned subsidiary of the Company pursuant to which the partnership has agreed to purchase substantially all shares of common stock of the subsidiary not currently owned by the Company. The partnership also invested $1,100 in shares of the subsidiary's preferred stock. Additionally, the Company and the partnership entered into a put/call agreement whereby the Company has an option to purchase and the partnership has the right to require the Company to purchase all the common and preferred stock of the subsidiary owned by the partnership for a purchase price of $5,400 plus a premium based on the subsidiary's future financial performance. The put/call option is exercisable by either the Company or the partnership between March 15, 1999 and February 15, 2000. On the date of the put/call agreement, the fair market value of the subsidiary's common stock plus the redemption value of the preferred stock was greater than the present value of the put/call price of $5,400 based upon an independent valuation of the common stock obtained by the Company from an investment banking firm. Similarly, at June 29, 1997 and June 29, 1996, based upon independent valuations, the value of ARVI not owned by the Company was in excess of the present value of the put/call price. DAKA International's guarantee of the purchase price has been assumed by Compass for which the Company has pledged as collateral to Compass 5 restaurants with a net book value of $7.9 million in lieu of obtaining a release of the guarantee by DAKA International.

Purchase Commitments

In July 1995, the Company entered into a five-year Exclusive Coffee Manufacturing Agreement (the "Coffee Agreement") with a third-party supplier of ground and whole bean coffees, including flavored and gourmet coffee products. Purchase prices to be paid by the Company are based on commodity market exchange prices. At June 29, 1997 and June 29, 1996, the Company's commitments under the Coffee Agreement were approximately $360 and $400, respectively.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On May 22, 1997, DAKA International filed with the court a motion to dismiss plaintiffs' complaint. The Company has agreed to indemnify Compass for any losses or expenses associated with the complaint. The Company believes this suit is without merit and intends to defend itself vigorously unless the litigation is settled. Settlement negotiations are in process. While the outcome of the case is not presently determinable, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's combined financial condition, results of operations or cash flows.

The Company and DAKA International are also engaged in various other actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's combined financial condition, results of operations or cash flows.

12.      Stock Options and Employee Benefit Plans

Stock Options

Through the Transaction date, the Company's employees participated in various incentive and non-qualified stock option plans sponsored by DAKA International (the "Plans"). The Plans have provided for the granting of options for terms of up to ten years to eligible employees at exercise prices equal to the fair market value of the DAKA International common stock on the date of the grant. At June 29, 1997 and 1996, 445,980 and 539,146 options to purchase shares of DAKA International common stock under the Plans were exercisable by the Company's employees at exercise prices ranging from $2.50 to $35.94 per share.

DAKA International and the Company apply APB Opinion No. 25 to account for its various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if compensation cost for stock option grants issued to Company employees during 1997 and 1996 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per share would have been reduced to the pro forma amounts shown below:

                                                     1997             1996
                                                     ----             ----
Net loss:
  As reported                                    $  39,043        $   5,670
  Pro forma                                         39,943            6,470
Net loss per share:
  Pro forma - as reported                        $    3.42
  Pro forma - as adjusted                        $    3.50

The pro forma net loss reflects the compensation cost only for those options granted during 1997 and 1996. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to July 2, 1995 is not considered. Therefore, the full potential impact of compensation cost of DAKA International's stock plans under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above for the Company.

The fair value of each stock option granted in 1997 and 1996 under DAKA International stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

             Weighted-         Average
              Average          Expected                            Dividend
          Risk Free Rate         Life          Volatility            Yield
          --------------         ----          ----------            -----
1996           6.28%           4 years           50.00%                0%
1997           6.28%           4 years           50.00%                0%

The weighted-average fair values per share of stock options granted during 1997 and 1996 were $4.13 and $10.74, respectively. It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Concurrent with the consummation of the Transaction, a stock option and restricted stock plans for the benefit of the employee and non-employee directors of the Company were adopted pursuant to which the Company authorized and reserved for issuance 1,250,000 shares. In connection with the Transaction, each outstanding option held by a Company employee to acquire DAKA International common stock was converted into an option to acquire one share of common stock of the Company and one share of common stock of DAKA International (the "Adjusted Options"). The exercise prices of the Adjusted Options were determined such that each option holder will remain in an equivalent economic position before and after the Transaction.

Employee Benefit Plan

Through the Transaction date the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. The Plan enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the Plan have been determined by DAKA International. The Company contributed $25, $204 and $251 to the Plan in 1997, 1996 and 1995, respectively. After the consummation of the Transaction, plans similar to those previously offered by DAKA International were adopted and made available to the Company's employees.

Long-Term Incentive Plan

Effective July 3, 1994, the Company implemented a long-term incentive compensation plan ("LTIP") for its Chief Executive Officer whereby a portion of the increase in the market value of DAKA International's common stock over predefined amounts, is payable in either cash or stock at the option of the Company. Amounts payable under the LTIP were scheduled to vest on June 30, 1997.

On May 22, 1997, the Board of Directors of DAKA International amended the LTIP. Under the terms of the amendment, the Chief Executive Officer's right to receive a performance award was amended to provide for the granting of an option which would vest on June 30, 1997 to acquire 228,260 shares of DAKA International Common Stock at an exercise price of $12.07 (the "Deemed LTIP Option"). Upon consummation of the Transaction, the Deemed LTIP Option was converted in a manner similar to the Adjusted Options and the Company purchased the Chief Executive Officer's Deemed LTIP Option. At June 29, 1997, $265 had been accrued representing the expected payment to be made after the consummation of the Transaction.

13.      Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

Current Assets and Liabilities -- The carrying amount of cash, accounts receivables, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

Notes Receivable -- The carrying value of notes receivable approximates fair value and was estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers with similar credit ratings, or if the loan is collateral dependent, management's estimate of the fair value of the collateral.

14.     Business Information

Income from restaurant and franchising operations have been determined applying the accounting policies in Note 3. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's Fuddruckers, Champps and Specialty Concepts businesses, for 1997, 1996 and 1995:

                                                                                        1997               1996              1995
                                                                                        ----               ----              ----
Total Revenues:
   Sales from Fuddruckers-owned restaurants                                          $ 137,624          $ 131,592          $ 110,703
   Franchising and royalty income - Fuddruckers                                          4,021              6,574              5,372
   Sales from Champps-owned restaurants                                                 57,832             41,593             19,257
   Franchising and royalty income - Champps                                                539                555                636
   Sales from Specialty Concepts unit operations                                         5,285              2,865              1,738
   Franchising and royalty income - Specialty Concepts                                     583                576                 24
                                                                                     ---------          ---------          ---------
       Total revenues                                                                $ 205,884          $ 183,755          $ 137,730
                                                                                     =========          =========          =========

Fuddruckers:
   Sales from Fuddruckers-owned restaurants                                          $ 137,624          $ 131,592          $ 110,703
Operating expenses:
     Labor costs                                                                        45,204             41,944             34,206
     Product costs                                                                      38,524             38,203             31,559
     Other operating expenses                                                           38,731             30,719             25,414
     Depreciation and amortization                                                       9,010              7,953              5,273
     Impairment and exit costs                                                           9,107              2,450               --
                                                                                     ---------          ---------          ---------
   Restaurant unit contribution                                                         (2,952)            10,323             14,251
     Franchising and royalty income                                                      4,021              6,574              5,372
                                                                                     ---------          ---------          ---------
   Restaurant unit, franchising and royalty contribution                             $   1,069          $  16,897          $  19,623
                                                                                     =========          =========          =========

Champps:
   Sales from Champps-owned restaurants                                              $  57,832          $  41,593          $  19,257
Operating expenses:
     Labor costs                                                                        19,048             13,797              5,971
     Product costs                                                                      16,735             11,981              5,590
     Other operating expenses                                                           14,880              9,631              4,177
     Depreciation and amortization                                                       4,734              3,596              1,056
     Impairment and exit costs                                                            --                   62               --
     Merger costs                                                                         --                2,600               --
                                                                                     ---------          ---------          ---------
   Restaurant unit contribution                                                          2,435                (74)             2,463
     Franchising and royalty income                                                        539                555                636
                                                                                     ---------          ---------          ---------
   Restaurant unit, franchising and royalty contribution                             $   2,974          $     481          $   3,099
                                                                                     =========          =========          =========

                                                                                       1997               1996              1995
                                                                                       ----               ----              ----
Specialty Concepts:
   Sales from Specialty Concepts unit operations                                     $  5,285           $  2,865           $  1,738
Operating expenses:
     Labor costs                                                                        2,658                846                643
     Product costs                                                                      2,180              1,225                431
     Other operating expenses (income)                                                    676               (190)               137
     Depreciation and amortization                                                        985                152                 52
     Impairment and exit costs                                                          7,125                513               --
     Merger costs                                                                        --                  300               --
                                                                                     --------           --------           --------
   Restaurant unit contribution                                                        (8,339)                19                475
     Franchising and royalty income                                                       583                576                 24
                                                                                     --------           --------           --------

   Restaurant unit, franchising and royalty contribution                             $ (7,756)          $    595           $    499
                                                                                     ========           ========           ========

Restaurant unit, franchising and royalty contributions                               $ (3,713)          $ 17,973           $ 23,221

Selling, general and administrative expenses (1)                                       33,423             24,616             18,815
                                                                                     --------           --------           --------

Other charges                                                                           5,439               --                 --
Interest expense                                                                          744                641                331
Interest income                                                                          (487)              (353)              (622)
                                                                                     --------           --------           --------

Income (loss) before income taxes and minority interests                              (42,832)            (6,931)             4,697
                                                                                     --------           --------           --------

Income tax expense (benefit)                                                           (3,721)              (536)             3,068
Minority interests                                                                        (68)              (725)              (169)
                                                                                     --------           --------           --------

Net income (loss)                                                                    $(39,043)          $ (5,670)          $  1,798
                                                                                     ========           ========           ========

(1) Selling, general and administrative expenses include depreciation expense on corporate assets of $820, $435 and $249 in 1997, 1996 and 1995, respectively.

Corporate assets include computer equipment and deposits. The following table presents total assets for each of the businesses of the Company:


                                                                           1997                     1996                      1995
                                                                           ----                     ----                      ----
Fuddruckers                                                             $ 86,080                  $109,177                  $ 83,835


Champps                                                                 $ 30,512                  $ 27,386                  $ 15,729


Specialty Concepts                                                      $  2,282                  $  2,845                  $    756


Corporate                                                               $  6,335                  $  2,940                  $  2,111
                                                                        --------                  --------                  --------
                                                                        $125,209                  $142,348                  $102,431
                                                                        ========                  ========                  ========