Form 10-Q
period 1997-09-28
UNIQUE CASUAL RESTAURANTS INC
filed 1997-11-17
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from __________ to __________


Commission file number 0-22639


                         UNIQUE CASUAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              04-3370491
(State or other jurisdiction of                                 (I.R.S. Employer
 incorporation or organization)                              Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers, MA                        01923
(Address of principal executive offices)                              (Zip Code)


                                 (978) 774-6606
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


Number of shares of Common Stock, $.01 par value, outstanding at November 10, 1997: 11,504,210.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)
                                   (Unaudited)

                                                     September 28,     June 29,
                                                         1997            1997
                                                        ------          ------
ASSETS:
Current assets:
   Cash                                                 $   3,061     $     172
   Cash - restricted (Note 3)                               7,000         5,000
   Accounts receivable, net                                 6,197         4,376
   Inventories                                              3,678         3,975
   Prepaid expenses and other current assets                3,285         1,387
                                                        ---------     ---------
     Total current assets                                  23,221        14,910

Property and equipment, net                                97,608        94,673
Investments in, and advances to, affiliates                 5,000         5,000
Other assets, net                                          12,876        10,626
                                                        ---------     ---------
  Total assets                                          $ 138,705     $ 125,209
                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                     $  17,584     $  10,397
   Accrued expenses                                        16,601        11,548
   Accrued transaction costs                                 --           6,347
   Current portion of long-term debt                          911         1,102
                                                        ---------     ---------
     Total current liabilities                             35,096        29,394
                                                        ---------     ---------

Long-term debt                                              3,404         4,026
Deferred tax liabilities                                    1,099          --
Other long-term liabilities                                14,281        11,636
Minority interest                                           1,100         1,100
                                                        ---------     ---------
  Total long-term liabilities                              19,884        16,762
                                                        ---------     ---------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, $.01 par value; 30,000,000
     shares  authorized; 11,464,000 and
     1,000 shares issued and outstanding
     at September 28, 1997 and
     June 29, 1997, respectively                              114          --
   Capital in excess of par                                84,404          --
   Accumulated deficit                                       (793)         --
   Group equity                                              --          79,053
                                                        ---------     ---------
     Total stockholders' equity                            83,725        79,053
                                                        ---------     ---------

Total liabilities and stockholders' equity              $ 138,705     $ 125,209
                                                        =========     =========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three Months Ended September 28, 1997 and 1996
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         1998            1997
                                                        ------          ------
REVENUES:
  Sales                                                $ 51,124        $ 49,571
  Franchising and royalty income                          1,318           1,363
                                                       --------        --------
                                                         52,442          50,934
COSTS AND EXPENSES:
   Cost of sales                                         14,473          14,335
   Labor                                                 16,220          15,881
   Other restaurant operating expenses                   15,081          14,282
   Marketing and promotion                                  806             844
   Depreciation and amortization                          2,593           3,659
   General and administrative expenses                    4,026           6,361
                                                       --------        --------
     (Loss) from operations                                (757)         (4,428)

OTHER (EXPENSES):
   Interest expense                                        (108)           (228)
   Interest income                                          213              98
   Other non-operating expenses                            (141)           --
                                                       --------        --------
(Loss) before income tax benefit
 and minority interests                                    (793)         (4,558)
                                                       --------        --------

Income tax benefit                                         --            (1,213)
Minority interests                                         --               (26)
                                                       --------        --------
Net (loss)                                             $   (793)       $ (3,319)
                                                       ========        ========

(Loss) per share                                       $  (0.07)
                                                       ========
Weighted average shares outstanding                      11,464
                                                       ========
Pro forma (loss) per share                                             $  (0.29)
                                                                       ========
Pro forma weighted average                                               11,425
                                                                       ========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 28, 1997 and 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                              1998        1997
                                                             ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                 $   (793)   $ (3,319)
Adjustments to reconcile net (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                              2,827       3,659
   Restricted cash balances                                  (2,000)       --
   Deferred income taxes                                       --           422
   Minority interests                                          --           (26)
   Changes in working capital                                (1,039)       (552)
   Changes in other long-term liabilities
     and deferrals                                            2,353      (2,211)
                                                           --------    --------
     Net cash provided by (used in)
       operating activities                                   1,348      (2,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (2,277)     (5,634)
                                                           --------    --------
   Net cash flows from investing activities                  (2,277)     (5,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations                         (813)     (1,581)
Contributed capital                                           3,029        --
Issuances of common stock                                       265        --
Proceeds from sale-leaseback facility                         1,337       6,061
                                                           --------    --------
   Net cash flows from financing activities                   3,818       4,480
                                                           --------    --------

Net cash flows                                                2,889       6,990
Cash and cash equivalents, beginning of period                  172       5,281
                                                           --------    --------
Cash and cash equivalents, end of period                   $  3,061    $ 12,271
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for (received from):
Interest                                                   $    108    $    228
Income taxes                                                   (325)     (1,213)



The Company acquired equipment by entering into capital leases in the amount of $1,126 during 1997.


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Three Months Ended September 28, 1997 and 1996
                             (Amounts in thousands)
                                  (Unaudited)


                                                                Additional
                                                     Common      Paid-in       Accumulated        Group
                                     Shares          Stock       Capital         Deficit          Equity          Total
                                     ------          -----       -------         -------          ------          -----

BALANCE, JUNE 29, 1997                    1           --         $   --         $   --          $ 79,053        $ 79,053
Contributed assets, net                --             --             --             --             5,200           5,200
Distribution by Parent               11,425            114         84,139           --           (84,253)           --
Common shares issued                     38           --              265           --              --               265
Net (loss)                             --             --             --             (793)           --              (793)
                                     ------          -----       --------       --------        --------        --------
BALANCE, SEPTEMBER 28, 1997          11,464            114       $ 84,404       $   (793)       $   --          $ 83,725
                                     ======          =====       ========       ========        ========        ========



See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                 Three Months Ended September 28, 1997 and 1996
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

1.       BACKGROUND AND BASIS OF PRESENTATION

Background

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation formed on May 27, 1997 which was spun-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off"). The Company's principal business activities are to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company.

Basis of Presentation

The accompanying 1998 consolidated and 1997 combined (hereafter referred to as consolidated) financial statements include the accounts of Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great
Bagel and Coffee  Company  ("Great Bagel and Coffee"),  Casual Dining  Ventures,
Inc. ("CDVI"), Atlantic Restaurant Ventures, Inc. ("ARVI") and Restaurant Consulting Services, Inc. ("RCS"). The historical DAKA International basis in the assets and liabilities transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. Minority shareholders' equity in earnings (losses) of less than 100% owned subsidiaries is presented as minority interests in the accompanying consolidated financial statements. Significant intercompany balances and transactions have been eliminated in consolidation.

2.       FORMATION OF THE COMPANY

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed, upon the satisfaction of certain conditions, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997. Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company.

Certain non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of cash, prepaid expenses, notes receivable, property and accounts payable, accrued expenses, refundable income taxes and contingent liabilities. These assets and liabilities, which resulted in an increase to stockholders' equity of approximately $5.2 million, have been recorded within their respective captions on the September 28, 1997 consolidated balance sheet.

Following the consummation of the Offer, Compass merged with and into DAKA International. Pursuant to the Offer, DAKA International distributed to each holder of record of shares of DAKA International common stock, one share of common stock of the Company for each share of DAKA International owned by such stockholder (the "Distribution"). No consideration was paid by DAKA International's stockholders for the shares of the Company's common stock. As a result of the Distribution, the Company ceased to be a subsidiary of DAKA International and began operating as an independent, publicly-held company on July 17, 1997. The Company's net loss during the period June 30 to July 17, 1997 has been charged to retained earnings in the accompanying financial statements, as the loss was not material.

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment which had been contributed to the Company by DAKA International as part of the Additional Capital Contribution. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company has also provided RCS with a $300 line-of-credit which bears interest at 6% and is payable in full on or before December 31, 1999. The Company will consolidate RCS' operations until such time as the obligations of RCS to the Company are satisfied.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities of the Company

The Company is a diversified restaurant company serving customers through a variety of venues. The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States, Canada, the Middle East and the Far East. At September 28, 1997, the Company's Specialty Concepts business unit consists principally of Great Bagel and Coffee, which serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through Company-owned and franchised stores.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. The unaudited condensed consolidated results of operations for the three months ended September 28, 1997 and 1996 are not necessarily indicative of the results that could be expected for a full year.

Restricted Cash

The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $7.0 million and $5.0 million at September 28, 1997 and June 29, 1997, respectively.

Fiscal Year

Beginning in fiscal 1997, the Company's fiscal year ends on the Sunday closest to June 30th. Prior to fiscal 1997, the Company's fiscal year ended on the Saturday closest to June 30th. For purposes of these notes to the unaudited condensed consolidated financial statements, the three months ended September 28, 1997 and 1996 are referred to as 1998 and 1997, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

Significant Estimates

In the process of preparing its financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's financial position or the results of operations.

Group Equity

Group equity represents the net intercompany activities between the Company and DAKA International through June 29, 1997. At June 29, 1997, the Company had issued 1,000 shares of its common stock, par value $.01 per share, to DAKA International for $.01 in connection with its formation. Such shares were reported within group equity for purposes of the June 29, 1997 financial statements.

4.       COMMITMENTS AND CONTINGENCIES

Transaction Indemnifications

The Company has agreed to a $15.0 million settlement with Compass pursuant to a Post-Closing Covenants Agreement and to reimburse Compass an additional $3.8 million for liabilities assumed by the Company which were paid by Compass on behalf of the Company. This obligation has been settled through the transfer by the Company to Compass of (i) certain cash balances of the Company being held by Compass ($4.3 million); (ii) all rights to certain trade receivables currently being managed and collected by Compass on behalf of the Company ($5.2 million);
(iii) refundable income taxes of DAKA International at June 29, 1997 ($6.3 million); (iv) assignment of notes receivable ($2.3 million); and (v) assignment of all future tax benefits resulting from the operations of DAKA International prior to July 17, 1997 (valued by the Company at $700). The effect of this settlement has been reflected in the net contribution recorded in the accompanying consolidated financial statements.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On May 22, 1997, DAKA International filed with the court a motion to dismiss plaintiffs' complaint. The Company has agreed to indemnify Compass for any losses or expenses associated with the complaint. The Company believes this suit is without merit and intends to defend itself vigorously unless the litigation settled.
Settlement negotiations are in process. While the outcome of the case is not presently determinable, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company is also  engaged in various  other  actions  arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

5.       LONG-TERM DEBT

Obligations Transferred to the Company

Notes payable include several notes bearing interest ranging from 6% to 11%, require monthly or quarterly payments of principal and interest, and mature at various times ranging from July 1997 to July 2002.

All of the assets of the Company were pledged as collateral under DAKA International's various debt agreements pursuant to such agreements through the Transaction Date. Subsequent to the transaction, the security interests in these assets were released. In connection with the Transaction, the Company has pledged eight Fuddruckers restaurants and future royalties as collateral to creditors and to Compass pending the Company's release of certain guarantees and the Company's payment of deposits ($3.5 million) and trade payables ($15.8 million). As of September 28, 1997, approximately $14.5 million in trade payable payments and $2.0 million in deposits had been made.

6.       BUSINESS INFORMATION

Income from restaurant and franchising operations have been determined applying the accounting policies in Note 3. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's Fuddruckers, Champps and Specialty Concepts businesses for the three months ended September 28, 1997 and 1996:

                                                             1998         1997
                                                            ------       ------
TOTAL REVENUES:
   Restaurant sales - Fuddruckers                          $ 33,455    $ 34,945
   Franchising income - Fuddruckers                             974         907
   Restaurant sales - Champps                                17,000      13,480
   Franchising income - Champps                                 104         117
   Restaurant sales - Specialty Concepts                        669       1,146
   Franchising income - Specialty Concepts                      240         339
                                                           --------    --------
      Total revenues                                       $ 52,442    $ 50,934
                                                           ========    ========
FUDDRUCKERS:
Sales from restaurant operations                             33,455      34,945
Operating expenses:
   Cost of sales                                              9,244       9,925
   Labor                                                     10,341      10,829
   Other restaurant operating expenses                       10,623      10,777
   Marketing and promotion                                      806         844
   Depreciation and amortization                              1,634       2,311
                                                           --------    --------
Income from company operations                                  807         259
Franchising income                                              974         907
                                                           --------    --------
Income from company and franchising operations                1,781       1,166
                                                           --------    --------
CHAMPPS:
Sales from restaurant operations                             17,000      13,480
Operating expenses:
   Cost of sales                                              4,943       3,980
   Labor                                                      5,591       4,562
   Other restaurant operating expenses                        4,285       3,174
   Depreciation and amortization                                934       1,230
                                                           --------    --------
Income from company operations                                1,247         534
Franchising income                                              104         117
                                                           --------    --------
Income from company and franchising operations                1,351         651
                                                           --------    --------
SPECIALTY CONCEPTS:
Sales from restaurant operations                                669       1,146
Operating expenses:
   Cost of sales                                                286         430
   Labor                                                        288         490
   Other restaurant operating expenses                          173         331
   Depreciation and amortization                                 25         118
                                                           --------    --------
(Loss) from company operations                                 (103)       (223)
Franchising income                                              240         339
                                                           --------    --------
Income from company and franchising operations                  137         116
                                                           --------    --------
INCOME FROM OPERATIONS BEFORE GENERAL AND
  ADMINISTRATIVE EXPENSES                                     3,269       1,933
General and administrative expenses (1)                       4,026       6,361
                                                           --------    --------
OPERATING (LOSS)                                               (757)     (4,428)

Interest expense                                               (108)       (228)
Interest income                                                 213          98
Other expenses - net                                           (141)       --
                                                           --------    --------
(LOSS) BEFORE INCOME TAXES AND MINORITY INTERESTS              (793)     (4,558)
Income tax benefit                                             --        (1,213)
Minority interests                                             --           (26)
                                                           --------    --------
NET (LOSS)                                                 $   (793)   $ (3,319)
                                                           ========    ========

(1) General and administrative expenses include depreciation expense on corporate assets of $99 and $215 in 1998 and 1997, respectively, and other non-operating expenses includes depreciation of $135 for 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results of operations, financial position and cash flow. Prior to July 17, 1997 the Company operated as part of DAKA International. The consolidated balance sheet for the period ended June 29, 1997 includes the assets, liabilities, income and expenses that were directly related to the restaurant business as it was operated within DAKA International prior to the Spin-off. The Company's statement of operations for the period ended September 28, 1996 includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate consolidated financial statements to be reasonable.

Certain other non-restaurant operating assets and liabilities of DAKA International were contributed to the Company as described in Note 2 to Condensed Consolidated Financial Statements. Those assets and liabilities consisting of trade accounts receivable, certain prepaid assets, property and equipment, accounts payable, accrued expenses, contingent liabilities and deferred taxes have not been included in the accompanying combined financial statements for periods prior to July 17, 1997 since those assets and liabilities were principally related to DAKA International's Foodservice Businesses and were not used in the historical operation of the transferred businesses.

                              RESULTS OF OPERATIONS

Overview

The Company incurred an operating loss before income tax benefit and minority interests of $793 and $3,319 for the quarters ended September 28, 1997 and 1996, respectively. While the Company believes it has strategies that will give it the best opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues in the Fuddruckers restaurant chain, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress was made in the quarter ended September 28, 1997 in many of these areas, there can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, product and menu introductions, marketing, improving operational excellence in Fuddruckers, and anticipated continued lower general and administrative expenses from historical levels resulting from actions taken since June 29, 1997 and the effects of the Spin-off and related transactions, should provide it with the best opportunity for improved overall profitability.

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

Overall Results of Operations

The Company incurred a net loss of $793 for the period ended September 28, 1997 compared with a net loss of $3,319 for the same period a year ago. The improvement year over year results from improved results of operations in each business segment and from lower general and administrative expenses between years. These matters are discussed further below. Total revenues for the period ended September 28, 1997, increased 3.0% to $52.4 million compared with $50.9 million last year. This increase reflects additional revenues at Champps offset, in part, by lower revenues in Fuddruckers and Specialty Concepts as discussed further below.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to these segments see Note 6 to Notes to Condensed Consolidated Financial Statements.

Fuddruckers

                                                           1998       1997
                                                         -------     ------
Restaurant sales                                       $  33,455   $  34,945
                                                       =========   =========

Sales from Fuddruckers-owned restaurants:                  100.0%      100.0%
Operating expenses:
  Cost of sales                                            (27.6)      (28.4)
  Labor costs                                              (30.9)      (31.0)
  Other restaurant operating expenses                      (31.8)      (30.9)
  Marketing and promotion                                   (2.4)       (2.4)
  Depreciation and amortization                             (4.9)       (6.6)
                                                       ---------   ---------
Income from restaurant operations                            2.4%        0.7%
                                                       =========   =========
Income from restaurant operations                      $     807   $     259
Franchising income                                           974         907
                                                       ---------   ---------
Income from restaurant and franchising operations      $   1,781   $   1,166
                                                       =========   =========
Number of restaurants (end of period):
  Fuddruckers-owned                                          116         121
  Franchised                                                  85          77
                                                       ---------   ---------
    Total restaurants                                        201         198
                                                       =========   =========


Sales in Fuddruckers-owned restaurants decreased $1.5 million, or 4.3%, for the quarter ended September 28, 1997 compared to the quarter ended September 28, 1996. This decrease results from fewer restaurants being open between years and by a 2.8% decrease in comparable restaurant sales. During the quarter, the Company closed or refranchised four restaurants pursuant to its previously announced strategy to close or refranchise up to fifteen Fuddruckers. At
September  28,  1997,   eight  of  the  fifteen   restaurants   were  closed  or
refranchised.

Income from restaurant operations increased $0.5 million, or 211.6%, to $0.8 million for the quarter ended September 28, 1997 compared to $0.3 million for the comparable quarter of last year. The increase is primarily due to the impact of menu changes, closing of underperforming restaurants and improved operational excellence which lowered cost of sales and labor costs, expressed as a percentage of revenues, and to lower depreciation and amortization, offset, in part, by higher other restaurant operating expenses expressed as a percentage of revenues. The changes in restaurant operating expenses expressed as a percentage of revenues reflects the impact of lower average restaurant sales between periods on these relatively fixed costs.

Franchising income increased $0.1 million, or 7.4%, due principally to the opening of six additional franchised restaurants between periods. Franchisees opened two new restaurants in the quarter and three new franchised restaurants are expected to open in the second quarter. For the year, the Company anticipates a total of seven to twelve new franchised restaurants will be opened.

Champps

                                                         1998        1997
                                                        ------      ------
Restaurant sales                                       $ 17,000    $ 13,480
                                                       ========    ========

Sales from Champps-owned restaurants                      100.0%      100.0%
Operating expenses:
  Cost of sales                                           (29.1)      (29.5)
  Labor                                                   (32.9)      (33.9)
  Other restaurant operating expenses                     (25.2)      (23.5)
  Depreciation and amortization                            (5.5)       (9.1)
                                                       --------    --------
Income from restaurant operations                           7.3%        4.0%
                                                       ========    ========

Income from restaurant operations                      $  1,247    $    534
Franchising income                                          104         117
                                                       --------    --------
Income from restaurant and franchising operations      $  1,351    $    651
                                                       ========    ========

Number of restaurants (end of period)
   Champps-owned                                             14          10
   Franchised                                                11          10
                                                       --------    --------
   Total restaurants                                         25          20
                                                       ========    ========

Sales in Champps-owned restaurants increased $3.5 million, or 26.1%, to $17.0 million for the quarter ended September 28, 1997 compared to $13.5 million for the quarter ended September 28, 1996. This increase results from the opening of four additional restaurants between periods and an increase in same store sales of approximately 1.0%.

Income from restaurant operations increased 134% to $1.2 million for the quarter ended September 28, 1997 as compared to $0.5 million for the comparable quarter of last year. This increase results primarily from lower cost of sales, labor costs and lower depreciation and amortization expenses expressed as a percentage of sales, offset, in part, by higher other restaurant operating expenses in the current period, principally related to occupancy and operating lease payments originating subsequent to the prior period.

Specialty Concepts

                                                         1998        1997
                                                        ------      ------
Unit sales                                             $    669    $  1,146
                                                       ========    ========

Sales from unit operations                                100.0%      100.0%
Operating expenses:
  Cost of sales                                           (42.8)      (37.5)
  Labor                                                   (43.0)      (42.8)
  Other restaurant operating expenses                     (25.9)      (28.9)
  Depreciation and amortization                            (3.7)      (10.3)
                                                       --------    --------
(Loss) from unit operations                               (15.4)%     (19.5)%
                                                       ========    ========

(Loss) from unit operations                            $   (103)   $   (223)
Franchising income                                          240         340
                                                       --------    --------
Income from unit and franchising operations            $    137    $    116
                                                       ========    ========

Sales in Specialty Concepts units decreased $0.5 million, or 41.6%, to $0.7 million for the quarter ended September 28, 1997 compared to $1.1 million for the comparable quarter last year. This decrease is due primarily to the closing of seven restaurants at the end of fiscal 1997. At the end of the quarter, Specialty Concepts consisted of three Company-owned and 28 franchised Great Bagel and Coffee units. This segment is not anticipated to be significant to the Company's consolidated results for the balance of fiscal 1998.

General and Administrative Expenses

As noted above, for periods prior to July 17, 1997, general and administrative expenses include allocations of certain general corporate expenses of DAKA International. Management believes these allocations as well as the assumptions underlying the development of the Company's separate combined financial statements to be reasonable although not indicative of the anticipated general and administrative costs of the Company in fiscal 1998.

Income Taxes

Through July 17, 1997, the operations of the Company were generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. A charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer through that date. The Company's effective tax benefit rate was approximately 8.7% for all of fiscal 1997. No tax benefit has been recognized for the loss attributable to the current quarter. As of June 29, 1997 the Company had net operating loss carryforwards of approximately $12.8 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

Accounting Pronouncements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which the Company will adopt in fiscal 1998. Had SFAS No. 128 been effective for the fiscal year ended June 29, 1997, there would be an immaterial effect to the Company's reported loss or pro forma loss per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt these statements during fiscal year 1998 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

                        FINANCIAL CONDITION AND LIQUIDITY

At September 28, 1997, the Company had a working capital deficiency of $11.9 million, compared with a working capital deficiency of $14.5 million at June 29, 1997. The increase in working capital in the quarter is principally due to the contribution of net assets discussed in Note 2 to the condensed consolidated financial statements, offset, in part, by the loss incurred by the Company during the period. Capital expenditures for restaurant expansion during the quarter were funded primarily through operations, existing cash flows and sale-leaseback financing under existing facilities.

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and inventory, labor costs and other operating expenses are generally paid on terms. Given the Company's limited plans for expansion of its Fuddruckers restaurant chain and existing sources of financing through sale-leaseback facilities, the Company does not anticipate any significant need for working capital for its primary business over the next twelve months.

The Company has no bank debt and has no lines-of-credit with banks. While the Company currently believes that a curtailment of Fuddruckers restaurant expansion, improved cash flows from operations, existing cash balances and working capital, available sale-leaseback financing and anticipated equipment financing will provide sufficient liquidity to meet its short-term obligations and fund capital expenditures, the Company expects to be required to raise additional funds through bank financing or other means to meet its longer-term needs. The Company is seeking to obtain a line-of-credit and is optimistic that a line-of-credit between $5.0 million and $10.0 million can be obtained, although the timing and amount of any such facility cannot be assured.

At September 28, 1997, the Company had two new Champps-owned restaurants under construction and two Champps restaurants under development which are expected to open in fiscal 1998. The Company had no new Fuddruckers-owned restaurants under construction or development. There are no other restaurant expansion or development efforts planned by the Company for fiscal 1998.

In January 1997, Fuddruckers obtained $7.5 million of sale-leaseback financing for the construction of up to six new Fuddruckers restaurants from Franchise Financing Corporation of America. Any unused commitment expires on January 30, 1998. In December 1995, Champps obtained $40 million of sale-leaseback financing for the construction of up to 10 new Champps restaurants. At June 29, 1997, $32.8 million was available for use. Any unused commitment expires in December 1997.

PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Not applicable

(b)  Reports on Form 8-K

        Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIQUE CASUAL RESTAURANTS, INC.
                                  (Registrant)


                                   By: /s/Donald C. Moore
                                       -----------------------------------------
                                       Donald C. Moore
                                       Chief Financial Officer
                                       (Principal Financial and Principal
                                       Accounting Officer)




November 17, 1997