Form 10-Q/A
period 1997-09-28
UNIQUE CASUAL RESTAURANTS INC
filed 1997-12-18
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q/A


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

The Company's Quarterly Report on Form 10-Q/A contains an amended Item 1 (Financial Statements) for the fiscal quarter ended September 28, 1997.

The reason for this amended filing is an arithmatic error in the prior year's Consolidated Statement of Cash Flows which does not result in any changes to net income reported or to the balance sheet.

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

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended September 28, 1997 and 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                              1998        1997
                                                             ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                 $   (793)   $ (3,319)
Adjustments to reconcile net (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                              2,827       3,873
   Restricted cash balances                                  (2,000)       --
   Deferred income taxes                                       --           422
   Minority interests                                          --           (26)
   Changes in working capital                                (1,039)      2,870
   Changes in other long-term liabilities
     and deferrals                                            2,353      (2,211)
                                                           --------    --------
     Net cash provided by (used in)
       operating activities                                   1,348       1,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                           (2,277)     (4,725)
                                                           --------    --------
   Net cash flows from investing activities                  (2,277)     (4,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of capital lease obligations                         (813)       (455)
Contributed capital                                           3,029       4,500
Issuances of common stock                                       265        --
Proceeds from sale-leaseback facility                         1,337       6,061
                                                           --------    --------
   Net cash flows from financing activities                   3,818      10,106
                                                           --------    --------

Net cash flows                                                2,889       6,990
Cash and cash equivalents, beginning of period                  172       5,281
                                                           --------    --------
Cash and cash equivalents, end of period                   $  3,061    $ 12,271
                                                           ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for (received from):
Interest                                                   $    108    $    228
Income taxes                                                   (325)     (1,213)



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




December 18, 1997