Form 10-Q
period 1997-12-28
UNIQUE CASUAL RESTAURANTS INC
filed 1998-02-11
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 28, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, $.01 par value, outstanding at February 10, 1998: 11,531,071

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                 December 28,    June 29,
                                                                                     1997          1997
                                                                                    ------        ------
ASSETS:
Current assets:
   Cash                                                                            $   4,440    $     172
   Cash - restricted (Note 3)                                                          2,550        5,000
   Accounts receivable, net                                                            4,624        4,376
   Inventories                                                                         4,000        3,975
   Prepaid expenses and other current assets, net                                      5,564        2,228
                                                                                   ---------    ---------
     Total current assets                                                             21,178       15,751

Property and equipment, net                                                           96,457       94,673
Investments in affiliates                                                              5,000        5,000
Other assets, net                                                                     11,371        9,785
                                                                                   ---------    ---------
   Total assets                                                                    $ 134,006    $ 125,209
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                $  18,547    $  10,397
   Accrued expenses                                                                   12,202       11,548
   Accrued transaction costs                                                            --          6,347
   Current portion of long-term debt
                                                                                         987        1,102
                                                                                   ---------    ---------
     Total current liabilities                                                        31,736       29,394
                                                                                   ---------    ---------

Long-term debt                                                                         2,857        4,026
Deferred tax liabilities                                                               1,099        1,099
Other long-term liabilities                                                           13,007       10,537
Minority interest                                                                      1,100        1,100
                                                                                   ---------    ---------

   Total long-term liabilities                                                        18,063       16,762
                                                                                   ---------    ---------

Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock, $.01 par value;  30,000,000 shares  authorized;  11,505,544 and
     1,000 shares issued and outstanding at December 28, 1997 and
     June 29, 1997, respectively                                                         115         --
   Capital in excess of par                                                           85,114         --
   Accumulated deficit                                                                (1,022)        --
   Group equity                                                                         --         79,053
                                                                                   ---------    ---------

     Total stockholders' equity                                                       84,207       79,053
                                                                                   ---------    ---------

Total liabilities and stockholders' equity                                         $ 134,006    $ 125,209
                                                                                   =========    =========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Six Months Ended December 28, 1997 and 1996
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                             Quarters Ended          Six Months Ended
                                                             --------------          ----------------
                                                         December       December   December       December
                                                         28, 1997       28, 1996   28, 1997       28, 1996
                                                         --------       --------   --------       --------
Revenues:
  Sales                                                 $  51,036    $  48,556    $ 102,160    $  98,127
  Franchising and royalty income                            1,230        1,307        2,548        2,671
                                                        ---------    ---------    ---------    ---------
                                                           52,266       49,863      104,708      100,798
Costs and expenses:
   Cost of sales                                           14,093       13,458       28,566       27,793
   Labor                                                   16,138       15,298       32,358       31,179
   Other restaurant operating expenses                     14,895       14,260       29,976       28,542
   Marketing and promotion                                  1,142        1,543        1,948        2,387
   Depreciation and amortization                            2,472        3,652        5,065        7,311
   General and administrative expenses                      3,966        6,315        7,992       12,676
                                                        ---------    ---------    ---------    ---------
Loss from operations                                         (440)      (4,663)      (1,197)      (9,090)
                                                        ---------    ---------    ---------    ---------
Other income (expenses):
   Interest expense                                          (184)        (154)        (292)        (382)
   Interest income                                            254           59          467          157
   Other non-operating expenses                               141           --           --           --
                                                        ---------    ---------    ---------    ---------
Loss before income tax benefit and minority interests        (229)      (4,758)      (1,022)      (9,315)
                                                        ---------    ---------    ---------    ---------

Income tax benefit                                           --           (440)        --         (1,653)
Minority interests                                           --            (27)        --            (53)
                                                        ---------    ---------    ---------    ---------
Net loss                                                $    (229)   $  (4,291)   $  (1,022)   $  (7,609)
                                                        =========    =========    =========    =========

Basic loss per share                                    $   (0.02)        --      $   (0.09)        --
Pro forma loss per share                                     --      $   (0.38)        --      $   (0.67)

Weighted average shares outstanding                        11,500         --         11,475         --
Pro forma weighted average shares outstanding                --         11,425         --         11,425






See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended December 28, 1997 and 1996
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      December    December
                                                                      28, 1997    28, 1996
                                                                     ----------  ----------
Cash flows from operating activities:
Net loss                                                             $ (1,022)   $ (7,611)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      5,620       7,772
     Non-cash compensation                                                265        --
     Change in restricted cash balances                                 2,450        --
     Minority interests                                                  --           (53)
     Gain on sale of property                                             (55)       --
     Changes in working capital                                        (4,687)      2,679
     Changes in other long-term assets and liabilities                  1,797      (2,517)
                                                                     --------    --------
       Net cash provided by operating activities                        4,368         270

Cash flows from investing activities:
Proceeds from sale of property                                            644        --
Purchase of property and equipment                                     (4,022)     (8,898)
                                                                     --------    --------
   Net cash flows from investing activities                            (3,378)     (8,898)

Cash flows from financing activities:
Repayment of capital lease obligations                                 (1,284)       (584)
Contributed capital                                                     3,029       4,500
Issuances of common stock                                                 196        --
Proceeds from sale-leaseback facility                                   1,337       8,832
                                                                     --------    --------

   Net cash flows from financing activities                             3,278      12,748
                                                                     --------    --------

Net cash flows                                                          4,268       4,120
Cash and cash equivalents, beginning of period                            172       5,281
                                                                     --------    --------
Cash and cash equivalents, end of period                             $  4,440    $  9,401
                                                                     ========    ========

Supplemental cash flow disclosures: Cash paid for (received from):
Interest                                                             $    193    $    382
Income taxes                                                             --        (1,653)


During the six months ended December 28, 1996 the Company acquired equipment by entering into capital leases in the amount of $1,156.



See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 28, 1997
                             (Amounts in thousands)
                                   (Unaudited)


                                                   Additional
                                         Common     Paid-in   Accumulated   Group
                                Shares    Stock     Capital     Deficit     Equity       Total
                                ------    -----     -------     -------     ------       -----
Balance, June 29, 1997               1   $   --     $   --     $   --      $ 79,053    $ 79,053
Contributed assets, net           --         --         --         --         5,200       5,200
Distribution by Parent          11,425        114     84,139       --       (84,253)       --
Common shares issued                38       --          265       --          --           265
Net loss                          --         --         --         (793)       --          (793)
                              --------   --------   --------   --------    --------    --------
Balance, September 28, 1997     11,464        114     84,404       (793)       --        83,725
Contributed assets, net           --         --          515       --          --           515
Common shares issued                42          1        195       --          --           196
Net loss                          --         --         --         (229)       --          (229)
                              --------   --------   --------   --------    --------    --------
Balance, December 28, 1997      11,506   $    115   $ 85,114   $ (1,022)   $   --      $ 84,207
                              ========   ========   ========   ========    ========    ========







See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Six Months Ended December 28, 1997 and 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

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

Basis of Presentation

The accompanying 1998 consolidated and 1997 combined (hereafter referred to as consolidated) financial statements include the accounts of Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI"), Atlantic Restaurant Ventures, Inc. ("ARVI") and Restaurant Consulting Services, Inc. ("RCS"). The historical DAKA International basis in the assets and liabilities transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. Minority stockholders' equity in earnings (losses) of less than 100% owned subsidiaries is presented as minority interests in the accompanying consolidated financial statements. Significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of cash, prepaid expenses, notes receivable, property and accounts payable, accrued expenses, refundable income taxes and contingent liabilities. These assets and liabilities, which resulted in an increase to stockholders' equity of approximately $5.7 million, have been recorded within their respective captions on the December 28, 1997 consolidated balance sheet.

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

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment which had been contributed to the Company by DAKA International as part of the Additional Capital Contribution. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company has also provided RCS with a $300,000 line-of-credit which bears interest at 6% and is payable in full on or before December 31, 1999. The Company will consolidate RCS' operations until such time as the obligations of RCS to the Company are satisfied.

3.   Summary of Significant Accounting Policies

Business Activities of the Company

The Company is a diversified restaurant company serving customers through a variety of venues. The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States, Canada, and the Middle East. The Great Bagel & Coffee operations serve coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through Company-owned and franchised stores.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. The unaudited condensed consolidated results of operations for the three months and six months ended December 28, 1997 and 1996 are not necessarily indicative of the results that could be expected for a full year.

Restricted Cash

The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $2.6 million and $5.0 million at December 28, 1997 and June, 29, 1997, respectively.

Fiscal Year

Beginning in fiscal 1997, the Company's fiscal year ends on the Sunday closest to June 30th. Prior to fiscal 1997, the Company's fiscal year ended on the Saturday closest to June 30th. For purposes of these notes to the unaudited condensed consolidated financial statements, the six months ended December 28, 1997 and 1996 are referred to as 1998 and 1997, respectively.

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

Group Equity

Group equity represented the net intercompany activities between the Company and DAKA International through July 17, 1997. At June 29, 1997, the Company had issued 1,000 shares of its common stock, par value $.01 per share, to DAKA International for $.01 in connection with its formation. Such shares were reported within group equity for purposes of the June 29, 1997 financial statements.

4.   Commitments and Contingencies

Transaction Indemnifications

The Company has agreed to a $15.0 million settlement with Compass pursuant to a Post-Closing Covenants Agreement and to reimburse Compass an additional $3.8 million for liabilities assumed by the Company which were paid by Compass on behalf of the Company. This obligation has been settled through the transfer by the Company to Compass of (i) certain cash balances of the Company being held by Compass ($4.3 million); (ii) all rights to certain trade receivables currently being managed and collected by Compass on behalf of the Company ($5.2 million);
(iii) refundable income taxes of DAKA International at June 29, 1997 ($6.3 million); (iv) assignment of notes receivable ($2.3 million); and (v) assignment of all future tax benefits resulting from the operations of DAKA International prior to July 17, 1997 (valued by the Company at $700,000). The effect of this settlement has been reflected in the net contribution recorded in the accompanying consolidated financial statements.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On May 22, 1997, DAKA International filed with the court a motion to dismiss plaintiffs' complaint. The Company has agreed to indemnify Compass for any losses or expenses associated with the complaint. On February 10, 1998, the Company announced that it had agreed to settle the case for $3.5 million. While defendants deny all of the allegations in the complaint and any wrongdoing whatsoever, they believe that settlement of the case is in the best interests of the Company and its shareholders to avoid the costs and risks of litigation. The settlement had no impact on results of operations in the current quarter and the settlement payment will be funded from restricted cash deposits previously set aside for this contingency. As a result of the settlement, approximately $1.5 million in restricted cash deposits will be returned to the Company. On January 27, 1998, the court preliminarily approved the settlement and set the timetable for granting final approval. It is possible that certain members of the purported class will choose not to take part in, or challenge the fairness of the settlement. Defendants have the right to withdraw from settlement if a certain number of potential claimants opt out of the settlement. The court is expected to make its final determination at or following a hearing currently scheduled for April 27, 1998. There can be no assurances that the settlement as presently proposed will become final at that time or at all.While the outcome of the case is not presently determinable, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company is also  engaged in various  other  actions  arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

5.   Long-Term Debt

Obligations Transferred to the Company

Notes payable include several notes bearing interest ranging from 6% to 11%, require monthly or quarterly payments of principal and interest, and mature at various times through July 2002.

All of the assets of the Company were pledged as collateral under DAKA International's various debt agreements pursuant to such agreements through the Transaction Date. Subsequent to the transaction, the security interests in these assets were released. In connection with the Transaction, the Company has pledged eight Fuddruckers restaurants and future royalties as collateral to creditors and to Compass.

6.       Business Information

Income from restaurant and franchising operations have been determined applying the accounting policies in Note 3. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's Fuddruckers, Champps and Great Bagel & Coffee businesses for the six months ended December 28, 1997 and 1996:

                                                     Quarters Ended          Six Months Ended
                                                  December    December    December        December
                                                  28, 1997    28, 1996    28, 1997        28, 1996
                                                  --------    --------    --------        --------
Total Revenues:
   Restaurant sales - Fuddruckers                $  31,692   $  33,175    $  65,147   $  68,120
   Franchising income - Fuddruckers                  1,044         948        2,018       1,855
   Restaurant sales - Champps                       18,750      14,067       35,750      27,547
   Franchising income - Champps                        125         148          229         265
   Restaurant sales - Great Bagel & Coffee             594       1,314        1,263       2,460
   Franchising income - Great Bagel & Coffee            61         211          301         551
                                                 ---------   ---------    ---------   ---------
      Total revenues                             $  52,266   $  49,863    $ 104,708   $ 100,798
                                                 =========   =========    =========   =========

Fuddruckers:
Sales from restaurant operations                    31,692      33,175       65,147      68,120
Operating expenses:
   Cost of sales                                     8,535       9,168       17,779      19,093
   Labor                                             9,814      10,195       20,155      21,024
   Other restaurant operating expenses              10,247      10,626       20,870      21,403
   Marketing and promotion                           1,142       1,543        1,948       2,387
   Depreciation and amortization                     1,377       2,390        3,011       4,701
                                                 ---------   ---------    ---------   ---------

Income (loss) from company operations                  577        (747)       1,384        (488)
Franchising income                                   1,044         948        2,018       1,855
                                                 ---------   ---------    ---------   ---------

Income from company and franchising operations       1,621         201        3,402       1,367
                                                 ---------   ---------    ---------   ---------


Champps:
Sales from restaurant operations                    18,750      14,067       35,750      27,547
Operating expenses:
   Cost of sales                                     5,395       4,012       10,338       7,992
   Labor                                             6,136       4,536       11,727       9,098
   Other restaurant operating expenses               4,579       3,287        8,864       6,461
   Depreciation and amortization                     1,056       1,095        1,990       2,325
                                                 ---------   ---------    ---------   ---------

Income  from company operations                      1,584       1,137        2,831       1,671
Franchising income
                                                       125         148          229         265
                                                 ---------   ---------    ---------   ---------
Income from company and franchising operations       1,709       1,285        3,060       1,936
                                                 ---------   ---------    ---------   ---------

                                                     Quarters Ended          Six Months Ended
                                                  December    December    December        December
                                                  28, 1997    28, 1996    28, 1997        28, 1996
                                                  --------    --------    --------        --------
Great Bagel & Coffee
Sales from restaurant operations                  $    594    $  1,314    $  1,263    $  2,460
Operating expenses:
   Cost of sales                                       163         278         449         708
   Labor                                               188         567         476       1,057
   Other restaurant operating expenses                  69         347         242         678
   Depreciation and amortization                        39         167          64         285
                                                  --------    --------    --------    --------
Income (loss) from company operations                  135         (45)         32        (268)
Franchising income                                      61         211         301         551
                                                  --------    --------    --------    --------
Income from company and franchising operations         196         166         333         283
                                                  --------    --------    --------    --------
Income from operations before general and
 administrative expenses                             3,526       1,652       6,795       3,586
General and administrative expenses (1)              3,966       6,315       7,992      12,676
                                                  --------    --------    --------    --------
Operating loss                                        (440)     (4,663)     (1,197)     (9,090)

Interest expense                                      (184)       (154)       (292)       (382)
Interest income                                        254          59         467         157
Other income - net                                     141        --          --          --
                                                  --------    --------    --------    --------
Loss before income taxes and minority interests       (229)     (4,758)     (1,022)     (9,315)
Income tax benefit                                    --          (440)       --        (1,653)
Minority interests                                    --           (27)       --           (53)
                                                  --------    --------    --------    --------
Net loss                                          $   (229)   $ (4,291)   $ (1,022)   $ (7,609)
                                                  ========    ========    ========    ========


(1)  General  and  administrative   expenses  include  depreciation  expense  on
     corporate assets of $555 and $461 in 1998 and 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results of operations, financial position and cash flow. Prior to July 17, 1997 the Company operated as part of DAKA International. The consolidated balance sheet for the period ended June 29, 1997 includes the assets, liabilities, income and expenses that were directly related to the restaurant business as it was operated within DAKA International prior to the Spin-off. The Company's statement of operations for the period ended December 28, 1996 includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate consolidated financial statements to be reasonable.

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

                              RESULTS OF OPERATIONS

Overview

The Company incurred an operating loss before income tax benefit and minority interests of $229 and $4,758 for the quarters ended December 28, 1997 and 1996, respectively and incurred an operating loss before income tax benefit and minority interests of $1,022 and $9,315 for the first six months of fiscal 1998 and 1997, respectively. While the Company believes it has strategies that will give it the best opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues in the Fuddruckers restaurant chain, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress was made in the quarter ended December 28, 1997 in many of these areas, there can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

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

Overall Results of Operations

The Company incurred a net loss of $229 for the period ended December 28, 1997 compared with a net loss of $4,291 for the same period a year ago. The Company incurred a net loss of $1,022 for the first half of fiscal 1998 compared with a net loss of $7,609 for the first half of fiscal 1997. The improvement in the quarter and year over year results is attributable to improved results of operations in each business segment and lower general and administrative expenses between years. These matters are discussed further below. Total revenues for the quarter ended December 28, 1997, increased 4.8% to approximately $52.3 million compared with approximately $49.9 million last year. Year to date, total revenues increased 3.9% to approximately $104.7 million compared with $100.8 million last year. These increases reflect additional revenues at Champps offset, in part, by lower revenues in Fuddruckers and Great Bagel & Coffee as discussed further below.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to these segments see Note 6 to Notes to Condensed Consolidated Financial Statements.

Fuddruckers

                                                         Quarters Ended             Six Months Ended
                                                     December        December    December      December
                                                     28, 1997        28, 1996    28, 1997      28, 1996
                                                     --------        --------    --------      --------
Restaurant sales                                    $  31,692     $  33,175      $ 65,147     $  68,120
                                                    =========     =========     =========     =========

Sales from Fuddruckers-owned restaurants:               100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Cost of sales                                         (26.9)        (27.7)        (27.3)        (28.0)
  Labor                                                 (31.0)        (30.7)        (31.0)        (30.9)
  Other restaurant operating expenses                   (32.3)        (32.0)        (32.0)        (31.4)
  Marketing and promotion                                (3.6)         (4.7)         (3.0)         (3.5)
  Depreciation and amortization                          (4.4)         (7.2)         (4.6)         (6.9)
                                                    ---------     ---------     ---------     ---------
Income from restaurant operations                         1.8%         (2.3)%         2.1%         (0.7)%
                                                    =========     =========     =========     =========

Income from restaurant operations                   $     577     $    (747)    $   1,384     $    (488)
Franchising income (loss)                               1,044           948         2,018         1,855
                                                    ---------     ---------     ---------     ---------
Income from restaurant and franchising operations   $   1,621     $     201     $   3,402     $   1,367
                                                    =========     =========     =========     =========
Number of restaurants (end of period):
  Fuddruckers-owned                                                                   114           121
  Franchised                                                                           88            78
                                                                                ---------     ---------
    Total restaurants                                                                 202           199
                                                                                =========     =========


Sales in Fuddruckers-owned restaurants decreased approximately $1.5 million, or 4.5%, for the quarter ended December 28, 1997 compared with the quarter ended December 28, 1996. Sales for the first half of fiscal 1998 decreased approximately $3.0 million, or 4.4%, compared with the same period a year ago. These changes result from a decrease in both same store sales and in the total number of Company-owned stores open during the periods. Same store sales were down 2.5% for the quarter and were down 2.6% for the first six months of fiscal 1998. Subsequent to December 28, 1997, same store sales have been positive but there can be no assurance such sales trends will continue. During the quarter, the Company closed two restaurants pursuant to its previously announced strategy to close or refranchise up to fifteen Fuddruckers. At February 10, 1998, ten restaurants were closed or refranchised. The results of operations of the restaurants targeted to be closed included in Fuddruckers overall results of operations were a loss of approximately $331,000 for the current quarter and approximately $773,000 year to date.

Income from restaurant operations increased approximately $1.4 million to approximately $0.6 million for the quarter ended December 28, 1997 compared to a loss of approximately $0.7 million for the comparable quarter of last year. For the first half of fiscal 1998, income from restaurant operations improved approximately $1.9 million to approximately $1.4 million compared with a loss of approximately $0.5 million last year. This improvement between respective periods reflects the interplay of improved cost of sales, marketing and promotional expenses, and depreciation and amortization expenses expressed as a percentage of sales offset, in part, by higher labor and other restaurant operating expenses expressed as a percentage of sales.

The improvement in cost of sales is primarily attributable to lower food costs in the current year and to improved operational efficiency. Marketing and promotion expenses are lower between periods but are consistent with management's plan for fiscal 1998. Depreciation and amortization are lower due to less preopening amortization between periods and due to write-downs taken last year for impairment of assets and closed stores which result in lower depreciation in subsequent periods.

The increase between periods in labor and other restaurant operating expenses reflect the impact of lower sales on fixed and semi-fixed costs such as management, labor and occupancy. Expenses associated with the Company's "Kids Eat Free" program also increased in the current quarter as the Company began to test "Kids Eat Free Everyday" in certain markets. The Company believes this test improved sales in the test markets and has extended this test to substantially all Company markets beginning in January, 1998. The Company cannot predict the ultimate outcome of this test on sales or store level profitability in the Company's third quarter, although the Company attributes the recent upturn in comparable sales in part to this initiative.

Franchisees opened three new restaurants in the quarter and five new franchised restaurants have opened year to date. For the year, the Company anticipates a total of seven to twelve new franchised restaurants will be opened.

Champps

                                                         Quarters Ended             Six Months Ended
                                                     December     December      December      December
                                                     28, 1997     28, 1996      28, 1997      28, 1996
                                                     --------     --------      --------      --------
Restaurant sales                                    $  18,750     $  14,067     $  35,750     $  27,547
                                                    =========     =========     =========     =========

Sales from Champps-owned restaurants                    100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Cost of sales                                         (28.8)        (28.5)        (28.9)        (29.0)
  Labor                                                 (32.7)        (32.3)        (32.8)        (33.0)
  Other restaurant operating expenses                   (24.5)        (23.3)        (24.8)        (23.5)
  Depreciation and amortization                          (5.6)         (7.8)         (5.6)         (8.4)
                                                    ---------     ---------     ---------     ---------
Income from restaurant operations                         8.4%          8.1%          7.9%          6.1%
                                                    =========     =========     =========     =========

Income from restaurant operations                   $   1,584     $   1,137     $   2,831     $   1,671
Franchising income                                        125           148           229           265
                                                    ---------     ---------     ---------     ---------
Income from restaurant and franchising operations   $   1,709     $   1,285     $   3,060     $   1,936
                                                    =========     =========     =========     =========


Number of restaurants (end of period)
   Champps-owned                                                                       15            10
   Franchised                                                                          11            10
                                                                                ---------     ---------
   Total restaurants                                                                   26            20
                                                                                =========     =========


Sales in Champps-owned restaurants increased approximately $4.7 million, or 33.3%, to approximately $18.8 million for the quarter ended December 28, 1997 compared to $14.1 million last year. Sales in Champps-owned restaurants increased approximately $8.3 million for the first half of fiscal 1998, or 30.2% to approximately $35.8 million compared with approximately $27.5 million last year. These increases between respective periods result primarily from an increase in same store sales of approximately 1.0% and more restaurants being open between periods.

Champps income from restaurant operations expressed as a percentage of sales improved in the current quarter to 8.5% compared with 8.1% last year, which reflects lower depreciation and amortization expenses offset, in part, by higher cost of sales, labor and other restaurant operating expenses, each expressed as a percentage of sales. The change in depreciation is primarily related to lower overall preopening amortization in the current quarter than in the corresponding period a year ago offset, in part, by higher depreciation expense due to more restaurants open between periods. The changes in cost of sales, labor and other restaurant expenses result primarily from the impact of the timing of new store openings and the number of stores which have been open for less than a year in the current period compared with a year ago. New stores are expected to have higher operating costs expressed as a percentage of sales than more mature stores. Labor expenses have also been impacted by the addition of management and crew in anticipation of future growth and by changes in the minimum wage.

Champps income from restaurant operations expressed as a percentage of sales improved in the first half of fiscal 1998 to 7.9% compared with 6.1% a year ago. This was primarily attributable to lower depreciation and amortization expressed as a percentage of sales as discussed above. Cost of sales and labor expressed as a percentage of sales improved slightly, offset by higher other restaurant expenses expressed as a percentage of sales, which also reflect the variability of operating expenses due to the changing mix of new stores relative to mature stores.

On February 3, 1998, the Company announced that Dean Vlahos resigned his positions as President and Chief Executive Officer of Champps and as a Director of Unique and acquired from the Company a Champps Americana restaurant in Minnetonka, Minnesota, which he will own and operate as a franchisee. In consideration for the Minnetonka restaurant, Mr. Vlahos paid $1.5 million in cash and waived all severance and other payments otherwise due in connection with the employment agreement he entered into in 1995 when Champps Entertainment, Inc. was acquired by the Company. Mr. Vlahos will also have the right to develop up to five additional Champps Americana restaurants over an eight year period. This transaction is not expected to have a material effect on the overall results of operations of Champps.

Great Bagel & Coffee

                                                Quarters Ended          Six Months Ended
                                             December    December     December     December
                                             28, 1997    28, 1996     28, 1997     28, 1996
                                             --------    --------     --------     --------
Unit sales                                    $  594     $  1,314     $  1,263     $  2,460
                                              ======     ========     ========     ========

Sales from unit operations                     100.0%       100.0%       100.0%       100.0%
Operating expenses:
  Cost of sales                                (27.4)       (21.1)       (35.5)       (28.8)
  Labor                                        (31.7)       (43.2)       (37.7)       (42.9)
  Other restaurant operating expenses          (11.6)       (26.4)       (19.2)       (27.6)
  Depreciation and amortization                 (6.6)       (12.7)        (5.1)       (11.6)
                                              ------     --------     --------     --------
Income (loss) from unit operations              22.7%        (3.4)%        2.5%       (10.9)%
                                              ======     ========     ========     ========

Income (loss) from unit operations            $  135     $    (45)    $     32     $   (268)
Franchising income                                61          211          301          551
                                              ------     --------     --------     --------
Income from unit and franchising operations   $  196     $    166     $    333     $    283
                                              ======     ========     ========     ========


Sales in the Great Bagel & Coffee segment decreased approximately $0.7 million, or 54.8%, to approximately $0.6 million for the quarter ended December 28, 1997 compared to approximately $1.3 million for the comparable quarter last year, and decreased approximately $1.2 million, or 48.7%, to approximately $1.3 million for the first six months compared with approximately $2.5 million a year ago. This decrease is due primarily to the closing of all of the non-traditional venues of the segment in the current year. This segment is not expected to be significant to overall results of operations or cash flow for the balance of fiscal 1998.

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

Income Taxes

Through July 17, 1997, the operations of the Company were generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. A charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer through that date. The Company's effective tax benefit rate was approximately 8.7% for all of fiscal 1997. No tax benefit has been recognized for the loss attributable to the current six months. As of June 29, 1997 the Company had net operating loss carryforwards of approximately $12.8 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

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

                        FINANCIAL CONDITION AND LIQUIDITY

At December 28, 1997, the Company had a working capital deficiency of approximately $10.6 million, compared with a working capital deficiency of approximately $13.6 million at June 29, 1997. The increase in working capital in the first half of fiscal 1998 is principally due to the contribution of net assets discussed in Note 2 to condensed consolidated financial statements, cash flow generated from operations, collections of accounts receivable and proceeds from sale-leaseback financing, offset, in part, by the loss incurred by the Company during the period. Capital expenditures for restaurant expansion during the period were funded primarily through operations, existing cash balances and sale-leaseback financing under existing facilities.

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

At December 28, 1997, the Company had one new Champps-owned restaurant under construction and two Champps restaurants under development which are expected to open in fiscal 1998. The Company had no new Fuddruckers-owned restaurants under construction or development. There are no other restaurant expansion or development efforts planned by the Company for fiscal 1998.

In December 1995, Champps obtained $40 million of sale-leaseback financing for the construction of up to 10 new Champps restaurants. At June 29, 1997, $32.8 million was available for use. Any unused commitment expires in December 1998.

PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

                           Not applicable

(b)  Reports on Form 8-K

        Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UNIQUE CASUAL RESTAURANTS, INC.
                                    (Registrant)


                                    By: /s/Donald C. Moore
                                       -----------------------------
                                        Donald C. Moore
                                        Chief Financial Officer
                                        (Principal Financial and Principal
                                        Accounting Officer)




February 11, 1998