Form 10-Q
period 1998-03-29
UNIQUE CASUAL RESTAURANTS INC
filed 1998-05-13
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock,  $.01 par value,  outstanding at May 11, 1998:
11,585,230

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                                   March 29      June 29,
                                                                                     1998          1997
                                                                                     ----          ----
ASSETS:
Current assets:
   Cash                                                                            $   1,013    $     172
   Cash - restricted (Note 4)                                                          2,569        5,000
   Accounts receivable, net                                                            4,153        4,376
   Inventories                                                                         4,187        3,975
   Prepaid expenses and other current assets, net                                      3,848
                                                                                   ---------    ---------
                                                                                                    2,228
     Total current assets                                                             15,770       15,751
                                                                                   ---------    ---------

Property and equipment, net                                                           95,007       94,673
Investments in affiliates                                                              5,000        5,000
Other assets, net                                                                     11,837
                                                                                   ---------    ---------
                                                                                                    9,785
   Total assets                                                                    $ 127,614    $ 125,209
                                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                $  14,240    $  10,397
   Accrued expenses                                                                   11,228       11,548
   Accrued transaction costs                                                            --          6,347
   Current portion of long-term debt                                                   1,060
                                                                                   ---------    ---------
                                                                                                    1,102
     Total current liabilities                                                        26,528       29,394
                                                                                   ---------    ---------

Long-term debt                                                                         2,806        4,026
Deferred tax liabilities                                                                 758        1,099
Other long-term liabilities                                                           12,283       10,537
Minority interest                                                                      1,479
                                                                                   ---------    ---------
                                                                                                    1,100
   Total long-term liabilities                                                        17,326       16,762
                                                                                   ---------    ---------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Common stock, $.01 par value;  30,000,000 shares  authorized;
     11,534,095 and 1,000 shares issued and outstanding
     at March 29, 1998 and June 29, 1997, respectively                                   115         --
   Capital in excess of par                                                           84,019         --
   Accumulated deficit                                                                  (374)        --
   Group equity                                                                         --         79,053
                                                                                   ---------    ---------

     Total stockholders' equity                                                       83,760       79,053
                                                                                   ---------    ---------

Total liabilities and stockholders' equity                                         $ 127,614    $ 125,209
                                                                                   =========    =========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      Periods Ended March 29, 1998 and 1997
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                     Quarters Ended          Nine Months Ended
                                                     --------------          -----------------
                                                  March         March        March        March
                                                 29, 1998      29, 1997     29, 1998     29, 1997
                                                 --------      --------     --------     --------
Revenues:
  Sales                                         $  53,630    $  50,339    $ 155,790    $ 148,466
  Franchising and royalty income                    1,204        1,223        3,752        3,894
                                                ---------    ---------    ---------    ---------
                                                   54,834       51,562      159,542      152,360
                                                ---------    ---------    ---------    ---------
Costs and expenses:
   Cost of sales                                   14,627       13,774       43,193       41,567
   Labor                                           16,422       15,506       48,780       46,685
   Other restaurant operating expenses             16,136       14,348       46,112       42,890
   Marketing and promotion                            742        1,292        2,690        3,679
   Depreciation and amortization                    2,662        4,453        7,727       11,764
   Gain on sale of restaurant                        (677)        --           (677)        --
   General and administrative expenses              4,444        5,140       12,436       17,816
                                                ---------    ---------    ---------    ---------
Income (loss) from operations                         478       (2,951)        (719)     (12,041)

Other income (expenses):
   Interest expense                                   (10)        (231)        (302)        (613)
   Interest income                                    161          164          628          321
   Other non-operating expenses                      --           --           --           --
                                                ---------    ---------    ---------    ---------

Income (loss) before income tax benefit and
   minority interests                                 629       (3,018)        (393)     (12,333)

Income tax benefit                                   --         (2,068)        --         (3,721)
Minority interests                                    (19)         (11)         (19)         (64)
                                                ---------    ---------    ---------    ---------
Net income (loss)                               $     648    $    (939)   $    (374)   $  (8,548)
                                                =========    =========    =========    =========

Basic and diluted income (loss) per share       $    0.06                 $   (0.03)
Pro forma loss per share                                     $   (0.08)                $   (0.75)

Basic average shares outstanding                   11,528                    11,494
Diluted average shares outstanding                 11,717                    11,683
Pro forma weighted average shares outstanding                   11,405                    11,405





See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine Months Ended March 29, 1998 and 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     March 29     March 29
                                                                       1998         1997
                                                                       ----         ----
Cash flows from operating activities:
Net loss                                                             $   (374)   $ (8,548)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                      8,571      11,764
     Non-cash compensation                                                265        --
     Deferred income taxes                                               --           247
     Minority interests                                                   (19)        (64)
     Gain on sale of property                                            (733)       --
Changes in assets and liabilities, net of acquisitions:
     Change in restricted cash balances                                 2,431        --
     Changes in working capital                                        (4,433)        278
     Changes in other long-term assets and liabilities                 (5,180)         67
                                                                     --------    --------
       Net cash provided by operating activities                          528       3,744

Cash flows from investing activities:
Proceeds from sale of property                                          2,144        --
Purchases of property and equipment                                    (4,770)    (21,501)
                                                                     --------    --------
   Net cash flows from investing activities                            (2,626)    (21,501)
                                                                     --------    --------

Cash flows from financing activities:
Repayment of capital lease obligations                                 (1,728)     (2,975)
Contributed capital                                                     3,029      10,168
Issuances of common stock                                                 300        --
Proceeds from sale-leaseback facility                                   1,338       9,081
                                                                     --------    --------
   Net cash flows from financing activities                             2,939      16,274
                                                                     --------    --------

Net cash flows                                                            841      (1,483)
Cash and cash equivalents, beginning of period                          5,281         172
                                                                     --------    --------
Cash and cash equivalents, end of period                             $  1,013    $  3,798
                                                                     ========    ========

Supplemental cash flow disclosures: Cash paid for (received from):
Interest paid                                                        $    285    $    613
Interest received                                                        (240)       (321)
Income taxes                                                                9      (1,653)


During the nine months ended March 29, 1998 the Company acquired equipment by entering into capital leases in the amount of $1,156.


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 29, 1998
                             (Amounts in thousands)
                                   (Unaudited)


                                               Additional
                                      Common    Paid-in   Accumulated    Group
                           Shares     Stock     Capital     Deficit      Equity     Total
                           ------     -----     -------     -------      ------     -----
Balance, June 29, 1997           1   $   --     $   --     $   --      $ 79,053    $ 79,053
Contributed assets, net       --         --         --         --         4,515       4,515
Distribution by Parent      11,425        114     83,454       --       (83,568)       --
Common shares issued           108          1        565       --          --           566
Net loss                      --         --         --         (374)       --          (374)
                          --------   --------   --------   --------    --------    --------
Balance, March 29, 1998     11,534   $    115   $ 84,019   $   (374)   $   --      $ 83,760
                          ========   ========   ========   ========    ========    ========






See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months Ended March 29, 1998 and 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

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

Certain non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of cash, prepaid expenses, notes receivable, property and accounts payable, accrued expenses, refundable income taxes and contingent liabilities. These assets and liabilities, which resulted in an increase to stockholders' equity of approximately $4.5 million, have been recorded within their respective captions on the March 29, 1998 consolidated balance sheet.

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

3.   Acquisition and Disposition Transactions

On February 2, 1998, the Company sold a Champps restaurant in Minnetonka, Minnesota to Dean Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps Americana, Inc., for $2.9 million representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1.5 million and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain of $677 on this transaction.

On December 30, 1997, Great Bagel & Coffee acquired the assets and liabilities of a Great Bagel & Coffee franchisee operating eight Great Bagel & Coffee restaurants and a commissary in Phoenix, Arizona in exchange for 50 shares of Great Bagel & Coffee common stock representing one-third of its then issued and outstanding common shares. Pursuant to the Company's plans, the commissary and one restaurant have been disposed of and their operations terminated. This transaction has been accounted for as a purchase in the accompanying financial statements. As a result of this transaction, the Company has recorded net assets and minority interests of $0.4 million. Results of operations of the acquired businesses for all periods presented, were immaterial.

4.   Summary of Significant Accounting Policies

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1997. The unaudited condensed consolidated results of operations for the three months and nine months ended March 29, 1998 and 1997 are not necessarily indicative of the results that could be expected for a full year.

Restricted Cash

The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $2.6 million and $5.0 million at March 29, 1998 and June, 29, 1997, respectively.

Fiscal Year

Beginning in fiscal 1997, the Company's fiscal year ends on the Sunday closest to June 30th. Prior to fiscal 1997, the Company's fiscal year ended on the Saturday closest to June 30th. For purposes of these notes to the unaudited condensed consolidated financial statements, the nine months ended March 29, 1998 and 1997 are referred to as 1998 and 1997, respectively.

Reclassifications

Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 presentation.

Significant Estimates

In the process of preparing its financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property and intangibles, the realizable value of its tax assets and accruals for workers' compensation, health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from
those  estimates,   management  does  not  believe  that  any  change  in  those assumptions in the near term would have a material effect on the Company's financial position or the results of operations.

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

5.   Commitments and Contingencies

Transaction Indemnifications

The Company agreed to a $15.0 million settlement with Compass pursuant to a Post-Closing Covenants Agreement and to reimburse Compass an additional $3.8 million for liabilities assumed by the Company which were paid by Compass on behalf ofthe Company. This obligation has been settled through the transfer by the Company to Compass of (i) certain cash balances of the Company being held by Compass ($4.3 million); (ii) all rights to certain trade receivables ($5.2 million); (iii) refundable income taxes of DAKA International at June 29, 1997 ($6.3 million); (iv) assignment of notes receivable ($2.3 million); and (v) assignment of all future tax benefits resulting from the operations of DAKA International prior to July 17, 1997 (valued by the Company at $700,000). The effect of this settlement has been reflected in the net contribution recorded in the accompanying consolidated financial statements.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On December 19, 1997, the parties entered into a Stipulation and Agreement of Settlement pursuant to which defendants deny any wrongdoing, and the parties agree to settle the matter as a class action, subject to the court's approval, with payment of $3.5 million to the class. The Company has agreed to indemnify Compass (the successor owner of DAKA International, Inc.) for any losses or expenses associated with the complaint. On February 10, 1998, the Company announced that it had agreed to settle the case for $3.5 million. While defendants deny all of the allegations in the complaint and any wrongdoing whatsoever, they believe that settlement of the case is in the best interests of the Company and its shareholders to avoid the costs and risks of litigation. The settlement had no impact on results of operations and the settlement payment was funded from restricted cash deposits previously set aside for this contingency. As a result of the settlement, approximately $1.5 million in restricted cash deposits were returned to the Company. On January 27, 1998, the court preliminarily approved the settlement and set the timetable for granting final approval. The court concluded a final settlement hearing on April 27, 1998. The court took the matter under advisement and has not yet made its final determination concerning the settlement. While the Company cannot predict when the court will make that determination or what the court's determination ultimately will be, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The  Company  has  agreed  to  assume  certain  contingent  liabilities  of DAKA
International in connection with the Spin-off in addition to the matter discussed above. Further, the Company is also engaged in various other actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

6.   Long-Term Debt

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

7.   Earnings Per Share

In February of 1997, the FASB released Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective for fiscal periods ending after December 15, 1997. The statement simplifies the standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards. The statement replaces primary EPS with basic EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Diluted EPS is computed similarly to fully diluted EPS previously presented. In accordance with the standard, EPS data for the quarter and nine months ended March 29, 1997, is presented as Basic and diluted income (loss) per share. Due to losses in prior year periods, the pro forma EPS data does not change.




                  [Remainder of page left intentionally blank]

8.   Business Information

Income from restaurant and franchising operations have been determined applying the accounting policies in Note 4. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's Fuddruckers, Champps and Great Bagel & Coffee businesses for the three and nine months ended March 29, 1998 and 1997:

                                                     Quarters Ended        Nine Months Ended
                                                     --------------        -----------------
                                                   March       March       March       March
                                                  29, 1998    29, 1997    29, 1998    29, 1997
                                                  --------    --------    --------    --------
Total Revenues:
   Restaurant sales - Fuddruckers                $  34,204   $  34,670   $  99,351   $ 102,790
   Franchising income - Fuddruckers                    884       1,001       2,902       2,856
   Restaurant sales - Champps                       18,333      14,300      54,083      41,847
   Franchising income - Champps                        296         120         525         385
   Restaurant sales - Great Bagel & Coffee           1,092       1,369       2,355       3,829
   Franchising income - Great Bagel & Coffee            25         102         326         653
                                                 ---------   ---------   ---------   ---------
      Total revenues                             $  54,834   $  51,562   $ 159,542   $ 152,360
                                                 =========   =========   =========   =========

Fuddruckers:
Sales from restaurant operations                 $  34,204   $  34,670   $  99,351   $ 102,790
Operating expenses:
   Cost of sales                                     8,975       9,282      26,754      28,375
   Labor                                            10,011      10,262      30,166      31,286
   Other restaurant operating expenses              11,362      10,605      32,232      32,008
   Marketing and promotion                             742       1,292       2,690       3,679
   Depreciation and amortization                     1,419       3,042       4,430       7,743
                                                 ---------   ---------   ---------   ---------
Income (loss) from company operations                1,695         187       3,079        (301)
Franchising income                                     884       1,001       2,902       2,856
                                                 ---------   ---------   ---------   ---------
Income from company and franchising operations       2,579       1,188       5,981       2,555
                                                 ---------   ---------   ---------   ---------

Champps:
Sales from restaurant operations                    18,333      14,300      54,083      41,847
Operating expenses:
   Cost of sales                                     5,323       4,108      15,661      12,100
   Labor                                             6,032       4,531      17,759      13,629
   Other restaurant operating expenses               4,492       3,353      13,356       9,814
   Depreciation and amortization                     1,196       1,122       3,186       3,447
                                                 ---------   ---------   ---------   ---------
Income  from company operations                      1,290       1,186       4,121       2,857
Franchising income                                     296         120         525         385
Gain on sale of restaurant                             677        --           677        --
                                                 ---------   ---------   ---------   ---------
Income from company and franchising operations       2,263       1,306       5,323       3,242
                                                 ---------   ---------   ---------   ---------

                                               Quarters Ended         Nine Months Ended
                                               --------------         -----------------
                                              March       March       March       March
                                            29, 1998    29, 1997    29, 1998    29, 1997
                                            --------    --------    --------    --------
Great Bagel & Coffee:
Sales from restaurant operations                1,092       1,369       2,355       3,829
Operating expenses:
   Cost of sales                                  328         384         777       1,092
   Labor                                          379         713         855       1,770
   Other restaurant operating expenses            282         390         524       1,068
   Depreciation and amortization                   48         289         112         574
                                             --------    --------    --------    --------
Income (loss) from company operations              55        (407)         87        (675)
Franchising income                                 25         102         326         653
                                             --------    --------    --------    --------
Income (loss) from company and franchising
  operations                                       80        (305)        413         (22)
                                             --------    --------    --------    --------

Income from operations before general and
  administrative expenses                       4,922       2,189      11,717       5,775
General and administrative expenses (1)         4,444       5,140      12,436      17,816
                                             --------    --------    --------    --------
Operating income (loss)                           478      (2,951)       (719)    (12,041)

Interest expense                                  (10)       (231)       (302)       (613)
Interest income                                   161         164         628         321
                                             --------    --------    --------    --------

Income (loss) before income taxes and
  minority interests                              629      (3,018)       (393)    (12,333)
Income tax benefit                               --        (2,068)       --        (3,721)
Minority interests                                (19)        (11)        (19)        (64)
                                             --------    --------    --------    --------
Net income (loss)                            $    648    $   (939)   $   (374)   $ (8,548)
                                             ========    ========    ========    ========


(1)  General  and  administrative   expenses  include  depreciation  expense  on
     corporate assets of $844 and $1,120 in 1998 and 1997, respectively.





                  [Remainder of page left intentionally blank]

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results of operations, financial position and cash flow. Prior to July 17, 1997 the Company operated as part of DAKA International. The consolidated balance sheet for the period ended June 29, 1997 includes the assets, liabilities, income and expenses that were directly related to the restaurant business as it was operated within DAKA International prior to the Spin-off. The Company's statement of operations for the three and nine month periods ended March 29, 1997 includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate consolidated financial statements to be reasonable.

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

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support operations; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); the amount of, and any changes to, tax rates; and other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

Overview

The Company reported an operating profit before income tax benefit and minority interests of $629 for the quarter ended March 29, 1998, compared to a comparable operating loss of $3,018 for the same quarter last year. The Company incurred an operating loss before income tax benefit and minority interests of $393 and $12,333 for the first nine months of fiscal 1998 and 1997, respectively. As discussed further below, results for the current quarter include a net gain of $677 on the sale of one Champps restaurant. While the Company believes it has strategies that will give it the best opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues in the Fuddruckers restaurant chain, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress has been made in the nine months ended March 29, 1998 in many of these areas, there can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

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

Overall Results of Operations

The Company reported a net profit of $648 for the quarter ended March 29, 1998 compared with a net loss of $939 for the same period a year ago. The Company incurred a net loss of $374 for the first nine months of fiscal 1998 compared with a net loss of $8,548 for the first nine months of fiscal 1997. The improvement in the quarter and year over year results is attributable to improved results of operations in each business segment and lower general and administrative expenses between years. Also impacting the quarter was a gain of $677 on the sale of a Champps restaurant. These matters are discussed further below. Total revenues for the quarter ended March 29, 1998, increased 6.3% to approximately $54.8 million compared with approximately $51.6 million last year. Year to date, total revenues increased 4.7% to approximately $159.5 million compared with $152.4 million last year. These increases reflect additional revenues at Champps offset, in part, by lower revenues in Fuddruckers and Great Bagel & Coffee as discussed further below.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to these segments see Note 7 to Notes to Condensed Consolidated Financial Statements.

Fuddruckers

                                                          Quarters Ended             Nine Months Ended
                                                          --------------             -----------------
                                                       March          March         March          March
                                                      29, 1998       29, 1997      29, 1998       29, 1997
                                                      --------       --------      --------       --------
Restaurant sales                                      $  34,204     $  34,670     $  99,351      $ 102,790
                                                      =========     =========     =========      =========

Sales from Fuddruckers-owned restaurants:                 100.0%        100.0%        100.0%         100.0%
Operating expenses:
  Cost of sales                                           (26.2)        (26.8)        (26.9)         (27.6)
  Labor                                                   (29.3)        (29.6)        (30.4)         (30.4)
  Other restaurant operating expenses                     (33.2)        (30.6)        (32.4)         (31.1)
  Marketing and promotion                                  (2.2)         (3.7)         (2.7)          (3.6)
  Depreciation and amortization
                                                           (4.1)         (8.8)         (4.5)          (7.5)
Income (loss) from restaurant operations                    5.0%          0.5%          3.1%          (0.2)%
                                                      =========     =========     =========      =========

Income (loss) from restaurant operations              $   1,695     $     187     $   3,079      $    (301)
Franchising income                                          884         1,001         2,902          2,856
                                                      ---------     ---------     ---------      ---------
Income from restaurant and franchising operations     $   2,579     $   1,188     $   5,981      $   2,555
                                                      =========     =========     =========      =========
Number of restaurants (end of period):
  Fuddruckers-owned                                                                     111            122
  Franchised                                                                             90             79
                                                                                   ---------     ---------
    Total restaurants                                                                   201            201

Sales in Fuddruckers-owned restaurants decreased approximately $0.5 million, or 1.3%, for the quarter ended March 29, 1998 compared with the quarter ended March 29, 1997. Sales for the first nine months of fiscal 1998 decreased approximately $3.4 million, or 3.3%, compared with the same period a year ago. These changes reflect both changes in same store sales and the closure pursuant to management's plan of certain restaurants in fiscal 1998 which were open in the prior year. Same store sales were up 4.2% for the quarter and were down 0.3% for the first nine months of fiscal 1998. Subsequent to March 29, 1998, same store sales have remained positive but there can be no assurance such sales trends will continue. During the quarter, the Company closed four restaurants pursuant to its previously announced strategy to close or refranchise up to fifteen Fuddruckers. At May 12, 1998, ten restaurants were closed or refranchised. The results of operations of the restaurants targeted to be closed included in Fuddruckers overall results of operations were a loss of approximately $0.4 million for the current quarter and approximately $1.2 million year to date.

The Company believes its positive same store sales in the quarter were primarily attributable to the introduction of a special "Kids Eat Free, Everyday" promotion which began in most Company markets on December 21, 1997. This promotion is currently scheduled to expire on May 24, 1998. This program allows one child under 12 to eat a kid's meal for free when an adult purchases an entree. The Company had previously offered "Kids Eat Free" Monday through Thursday. This new program was implemented together with the introduction of new menu items, most notably platters, which are offered for sale at significantly higher prices than the Company's traditional sandwich offerings. As a result of this program and menu introductions, the Company significantly improved its sales trends.

Although discounts and coupons expense, reported in other restaurant operating expenses, were 9.5% of sales in the current quarter compared with 4.5% a year ago, the overall effect of this program was profitable for the Company.

Income from restaurant operations increased approximately $1.5 million to approximately $1.7 million for the quarter ended March 29, 1998 compared to approximately $0.2 million for the comparable quarter of last year. For the first nine months of fiscal 1998, income from restaurant operations improved approximately $3.4 million to approximately $3.1 million compared with a loss of approximately $0.3 million last year. This improvement between respective periods reflects the interplay of improved cost of sales, labor, marketing and promotions expenses, and depreciation and amortization expenses expressed as a percentage of sales offset, in part, by higher restaurant operating expenses expressed as a percentage of sales.

The improvement in cost of sales is primarily attributable to lower food costs in the current year and to improved operational efficiency. Labor costs were down slightly for the quarter and flat for the nine months reflecting some improved operating efficiency. Marketing and promotion expenses are lower between periods but are consistent with management's plan for fiscal 1998. Depreciation and amortization are lower due to less preopening amortization between periods and due to write-downs taken last year for impairment of assets and closed stores which result in lower depreciation in subsequent periods.

The increase between periods in other restaurant operating expenses are primarily attributable to expenses associated with the Company's "Kids Eat Free" program discussed above.

Franchisees opened four new restaurants in the quarter and nine new franchised restaurants have opened year to date. For the year, the Company anticipates a total of ten to twelve new franchised restaurants will be opened.

Champps

                                                          Quarters Ended             Nine Months Ended
                                                          --------------             -----------------
                                                       March          March         March          March
                                                      29, 1998       29, 1997      29, 1998       29, 1997
                                                      --------       --------      --------       --------
Restaurant sales                                      $ 18,333      $ 14,300      $  54,083      $  41,847
                                                      ========      ========      =========      =========

Sales from Champps-owned restaurants                     100.0%        100.0%         100.0%        100.0%
Operating expenses:
  Cost of sales                                          (29.1)        (28.7)         (29.0)        (28.9)
  Labor                                                  (32.9)        (31.7)         (32.8)        (32.6)
  Other restaurant operating expenses                    (24.5)        (23.5)         (24.7)        (23.5)
  Depreciation and amortization                           (6.5)        (7.8)           (5.9)         (8.2)
                                                      --------      --------      ---------     ---------
Income from restaurant operations                          7.0%          8.3%           7.6%          6.8%

Income from restaurant operations                     $  1,290      $  1,186      $   4,121     $   2,857
Franchising income                                         296           120            525           385
Gain on sale of restaurant                                 677          --              677          --
                                                      --------      --------      ---------     ---------
Income from restaurant and franchising
  operations                                          $  2,263      $  1,306      $   5,323     $   3,242
                                                      ========      ========      =========     =========

Number of restaurants (end of period)
   Champps-owned                                                                         14            11
   Franchised                                                                            12            10
                                                                                  ---------     ---------
   Total restaurants                                                                     26            21
                                                                                  =========     =========

Sales in Champps-owned restaurants increased approximately $4.0 million, or 28.2%, to approximately $18.3 million for the quarter ended March 29, 1998 compared to $14.3 million last year. Sales in Champps-owned restaurants increased approximately $12.2 million for the first nine months of fiscal 1998, or 29.2% to approximately $54.1 million compared with approximately $41.8 million last year. These increases between respective periods result primarily from an increase in same store sales of approximately 1.0% for the nine months and more restaurants open between periods. Same store sales were positive approximately 2.0% for the quarter.

Champps income from restaurant operations expressed as a percentage of sales decreased in the current quarter to 7.0% compared with 8.3% last year. The changes in cost of sales, labor and other restaurant expenses result primarily from the impact of the timing of new store openings and the number of stores which have been open for less than a year in the current period compared with a year ago. New stores are expected to have higher operating costs expressed as a percentage of sales than more mature stores. Labor a year ago was favorably impacted through lower employee benefit programs versus the current year. Labor expenses have also been impacted by the addition of management and crew in anticipation of future growth and by changes in the minimum wage. Other restaurant expenses were higher in part due to higher rent expense on new equipment placed in service in late 1997. The change in depreciation is primarily related to lower overall preopening amortization in the current quarter than in the corresponding period a year ago offset, in part, by higher depreciation expense due to more restaurants open between periods.

Champps income from restaurant operations expressed as a percentage of sales improved in the first nine months of fiscal 1998 to 7.6% compared with 6.8% a year ago. This was primarily attributable to lower depreciation and amortization expressed as a percentage of sales as discussed above. Cost of sales, labor and other restaurant expenses expressed as a percentage of sales were higher than the prior year, reflecting the variability of operating expenses due to the changing mix of new stores relative to mature stores.

On February 3, 1998, the Company announced that Dean Vlahos resigned his positions as President and Chief Executive Officer of Champps and as a Director of the Company and acquired from the Company a Champps Americana restaurant in Minnetonka, Minnesota, which he will own and operate as a franchisee. In consideration for the Minnetonka restaurant, Mr. Vlahos paid $1.5 million in cash and waived all severance and other payments otherwise due in connection with his 1995 employment agreement. Mr. Vlahos will also have the right to develop up to five additional Champps Americana restaurants over an eight year period. As a result of this transaction, the Company recorded a net gain of $677 on the sale of the Minnetonka location.

Great Bagel & Coffee

                                                          Quarters Ended          Nine Months Ended
                                                          --------------          -----------------
                                                         March        March        March        March
                                                       29, 1998     29, 1997     29, 1998     29, 1997
                                                       --------     --------     --------     --------
Unit sales                                             $  1,092     $  1,369     $  2,355     $  3,829
                                                       ========     ========     ========     ========

Sales from unit operations                                100.0%       100.0%       100.0%       100.0%
Operating expenses:
  Cost of sales                                           (30.1)       (28.0)       (33.0)       (28.5)
  Labor                                                   (34.7)       (52.1)       (36.3)       (46.2)
  Other restaurant operating expenses                     (25.8)       (28.5)       (22.2)       (27.9)
  Depreciation and amortization                            (4.4)       (21.1)        (4.8)       (15.0)
                                                       --------     --------     --------     --------
Income (loss) from unit operations                          5.0%       (29.7)%        3.7%       (17.6)%
                                                       ========     ========     ========     ========

Income (loss) from unit operations                     $     55     $   (407)    $     87     $   (675)
Franchising income                                           25          102          326          653
                                                       --------     --------     --------     --------
Income (loss) from unit and franchising operations     $     80     $   (305)    $    413     $    (22)
                                                       ========     ========     ========     ========


Sales in the Great Bagel & Coffee segment decreased approximately $0.3 million, or 20.2%, to approximately $1.1 million for the quarter ended March 29, 1998 compared to approximately $1.4 million for the comparable quarter last year, and decreased approximately $1.5 million, or 38.5%, to approximately $2.4 million for the first nine months compared with approximately $3.8 million a year ago. This decrease is due primarily to closing all of the non-traditional venues of the segment in the current year offset, in part, by the acquisition of seven operating Great Bagel restaurants from a franchisee on December 30, 1997. This segment is not expected to be significant to overall results of operations or cash flow for the balance of fiscal 1998.

See Note 3 to the condensed consolidated financial statements regarding the acquisition in the current quarter of eight franchised locations.

General and Administrative Expenses

As noted above, for periods prior to July 17, 1997, general and administrative expenses include allocations of certain general corporate expenses of DAKA International. Management believes these allocations as well as the assumptions underlying the development of the Company's separate combined financial statements to be reasonable although not indicative of the anticipated general and administrative costs of the Company in fiscal 1998. Changes in these expenses between years reflect that actual general and administrative expenses are less than the allocated expenses in the prior year.

Income Taxes

Through July 17, 1997, the operations of the Company were generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. A charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer through that date. The Company's effective tax benefit rate was approximately 8.7% for all of fiscal 1997. No tax benefit has been recognized for the loss attributable to the current nine months. As of June 29, 1997 the Company had net operating loss carryforwards of approximately $12.8 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

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


                        FINANCIAL CONDITION AND LIQUIDITY

At March 29, 1998, the Company had a working capital deficiency of approximately $10.8 million, compared with a working capital deficiency of approximately $13.6 million at June 29, 1997. The increase in working capital in the first nine months of fiscal 1998 is principally due to the contribution of net assets discussed in Note 2 to condensed consolidated financial statements, cash flow generated from operations, collections of accounts receivable and proceeds from sale-leaseback financing, offset, in part, by the loss incurred by the Company during the period. Capital expenditures for restaurant expansion during the period were funded primarily through operations, existing cash balances and sale-leaseback financing under existing facilities.

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

On March 31, 1998, the Company closed on a sale-leaseback transaction with an equipment lender which provided $2.5 million for restaurant equipment at three existing Champps locations. The lease is for 60 months and carries an effective interest rate of 10.9%.

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

At March 29, 1998, the Company had two new Champps-owned restaurants under construction and three Champps restaurants under development. The two restaurants under construction are expected to open in fiscal 1998. The Company had no new Fuddruckers-owned restaurants under construction or development. There are no other restaurant expansion or development efforts planned by the Company for fiscal 1998.

In December 1995, Champps obtained $40 million of sale-leaseback financing for the construction of up to 10 new Champps restaurants. At June 29, 1997, $32.8 million was available for use. Any unused commitment expires in December 1998.

The Company has made a preliminary evaluation of the technological issues surrounding year 2000 with respect to its information technology resources. That assessment indicates the Company can achieve year 2000 compatibility at a cost of between $200 and $500. Substantially all of the Company's investment in technology is built on open systems architecture with established vendors.






                  [Remainder of page left intentionally blank]

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

                                  UNIQUE CASUAL RESTAURANTS, INC.
                                  (Registrant)

                                  By: /s/Donald C. Moore
                                     ----------------------------------
                                     Donald C. Moore
                                     Chief Financial Officer
                                    (Principal Financial and Principal
                                     Accounting Officer)




May 13, 1998