Form 10-K
period 1998-06-28
UNIQUE CASUAL RESTAURANTS INC
filed 1998-10-13
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] ---

For The Fiscal Year Ended June 28, 1998

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


                                  978-774-6606
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  YES X   NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on October 2, 1998 was $38,366,754 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at October 2, 1998: 11,605,659

                       DOCUMENTS INCORPORATED BY REFERENCE


The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about January 20, 1999 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K



FORM 10-K
Item No.          Item in Form 10-K                  Item in Proxy Statement

PART III

10                Directors and Executive            Election of Directors  and  Directors  and  Committees in the
                  Officers of the Registrant         Company's Proxy  Statement  relating to its Annual Meeting of
                                                     Stockholders  to be held on or about January 20, 1999.

11                Executive Compensation             Executive  Compensation  in  the  Company's  Proxy  Statement
                                                     relating to its Annual Meeting of  Stockholders to be held on or about January 20, 1999.

12                Security Ownership of Certain      Principal  Stockholders  in  the  Company's  Proxy  Statement
                  Beneficial Owners and Management   relating to its Annual Meeting of  Stockholders to be held on or about January 20, 1999.



Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, Unique Casual Restaurants, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

                                 FORM 10-K INDEX

                                     PART I

Item 1            Business                                                                                   1

Item 2            Properties                                                                                25

Item 3            Legal Proceedings                                                                         25

Item 4            Submission of Matters to a Vote of Security Holders                                       26

                                     PART II

Item 5            Market for the Registrant's Common Stock and Related Stockholder Matters                  26

Item 6            Selected Financial Data                                                                   27

Item 7            Management's  Discussion  and  Analysis of  Results of  Operations  and
                  Financial Condition                                                                       27

Item 7a           Quantitative and Qualitative Disclosure About Market Risk                                 35

Item 8            Financial Statements and Supplementary Data                                               36

Item 9            Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                      36

                                    PART III

Item 10           Directors and Executive Officers of the Registrant                                        37

Item 11           Executive Compensation                                                                    37

Item 12           Security Ownership of Certain Beneficial Owners and Management                            38

Item 13           Certain Relationships and Related Transactions                                            38

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          38


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

                                     PART I

Item 1.     Business.

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation which was formed on May 27, 1997 prior to its spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described under the heading "Spin-off Transaction" herein (the "Spin-off"). The Company's principal executive offices are located at One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923, and its telephone number is (978) 774-6606. The Company's principal subsidiaries are Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("Champps") and The Great Bagel & Coffee Company ("Great Bagel & Coffee"). The Company's principal business for the periods covered by this report was to own, operate and franchise
Fuddruckers, Champps Americana and Great Bagel & Coffee Company restaurants through its subsidiaries.

The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States and in Canada and the Middle East. Restaurant operations are conducted through company-owned and franchised stores. On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. See "Great Bagel & Coffee Company". Great Bagel & Coffee served coffee, bagels and sandwich items in a cafe setting in western locations of the United States.

On July 31, 1998, the Company agreed to sell its Fuddruckers business to King Cannon, Inc. ("King Cannon"), a private company controlled by Michael Cannon, for $43.0 million in a transaction expected to close in November, 1998 (the "Proposed Fuddruckers Transaction"). See "The Proposed Fuddruckers Transaction". As a result of these events, the Company's ongoing operations will consist primarily of owning, operating and franchising Champps Americana restaurants. The Company also owns a 17% passive investment in La Salsa Fresh Mexican Grill ("La Salsa") and a 50% interest in Restaurant Consulting Services, Inc. ("RCS"), a diversified consulting and technology company offering data processing, strategic planning and other technology services on an outsource basis to its customers.

On September 24, 1998, the Company announced it had retained Bear Stearns & Co., Inc. to assist the Company's board of directors (the "Board") in evaluating and seeking financial and strategic alternatives, including a possible sale of the Company. There can be no assurance, however, that the Company will pursue a sale or any other specific alternative or that it will be able to reach any agreement or complete any transaction that it may undertake.

Although formed on May 27, 1997, for purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented. The Company's results of operations for periods prior to July 17, 1998, as presented in the accompanying financial statements, include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

Recent Trends in Operations

The Company reported a net loss of $27.7 million for fiscal 1998. This loss includes charges for impairment and exit costs associated with its Fuddruckers and Great Bagel & Coffee businesses of $24.6 million. Excluding these charges, the Company's results of operations would have been a loss of $3.1 million. For fiscal 1997, the Company reported a net loss of $39 million, and reported a loss of $5.7 million in 1996. Refer to the Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition for information regarding the Company's financial performance in fiscal 1998, 1997 and 1996.

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

The Champps customer's experience is enhanced by the attitude and attention of restaurant personnel. Accordingly, Champps emphasizes prompt greeting of arrivals, frequent visits to customer tables to monitor customer satisfaction and service and friendly treatment of its customers. Service is based upon a team concept so that customers are made to feel that any employee can help them and they are never left unattended. Success of the Champps restaurants depends upon employee adherence to these standards. To maintain these standards, Champps seeks to hire and train personnel who will work in accordance with Champps' philosophy and frequently rewards individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, specials and quality control are all discussed and explained during these meetings. Also, employee enthusiasm is raised so that the employees can help increase the energy level and excitement of the restaurant.

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Existing Champps restaurants range in size from 7,000 to 12,000 square feet while the new Champps restaurant prototype is approximately 11,000 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels including a diner-type counter. Customers can also dine at the bar or outside on the patio, where available. The spacious design facilitates efficient service, encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed television screens stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

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

Site Selection

Champps uses its own personnel and consultants to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Champps believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business, and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the location.

The cost to construct a typical Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.5 to $5.5 million, which includes approximately $1.0 million for furniture, fixtures and equipment, $2.0 to $2.5 million for building and improvements, $1.1 to $1.6 million for land and site work, and $400,000 related to pre-opening costs of the restaurant. In fiscal 1996, Champps arranged for sale-leaseback financing whereby Champps would acquire real estate, construct a new restaurant and then sell and lease back the property. This has enabled Champps to open new restaurants on sites where a leasing arrangement was not available, with minimal capital investment.

The cost to construct a new Champps restaurant where Champps enters into a leasing arrangement is approximately $3.4 to $3.9 million which is comprised of approximately $1.0 million for furniture, fixtures and equipment, $2.0 to $2.5 million for leasehold improvements, and $400,000 related to pre-opening costs of the restaurant.

Future development of Champps restaurants will be accomplished primarily through the development of Champps-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses. During fiscal 1998, four new Champps Company-owned restaurants were opened, and on February 2, 1998, the Company sold a Champps Company-owned restaurant in Minnetonka, Minnesota. The restaurant was sold to Dean Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps Americana, Inc., for $2.9 million representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1.5 million and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain of approximately $700,000 on this transaction. As part of this transaction, the Company entered into a separation agreement with Mr. Vlahos which grants Mr. Vlahos the right, subject to certain restrictions, to develop up to six franchised Champps restaurants in the United States by February 2, 2006. Under the separation agreement, Mr. Vlahos will not pay a franchise fee with respect to such restaurants and will pay a continuing royalty of 1.25% of gross sales. At June 28, 1998, the Company had three new Champps Company-owned restaurants under construction and one Champps restaurants under development, which are expected to open in fiscal 1999. Development of Champps-owned restaurants will be concentrated in selected markets with population density levels sufficient to support the restaurants.

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

Champps Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of October 2, 1998:

Company Owned Restaurant Locations           TEXAS
   Domestic - Total 16                          Addison
CALIFORNIA                                      San Antonio
   Irvine                                    VIRGINIA
COLORADO                                        Reston
   Denver
FLORIDA                                      Franchised Restaurant Locations
   Ft. Lauderdale                               Domestic - Total 11
ILLINOIS                                     MINNESOTA
   Livonia                                      Burnsville
   Schaumburg                                   Maple Grove
INDIANA                                         Maplewood
   Indianapolis                                 Minnetonka
MICHIGAN                                        New Brighton
   Troy                                         St. Paul
MINNESOTA                                       Woodbury
   Richfield                                 NEBRASKA
NEW JERSEY                                      Omaha
   Edison                                    NORTH CAROLINA
   Marlton                                      Charlotte
OHIO                                         SOUTH DAKOTA
   Columbus (2)                                 Sioux Falls
   Lyndhurst                                 WISCONSIN
                                                Greenfield

Fuddruckers

Operations

Fuddruckers restaurants, with an average bill of $6.50 per person, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The restaurants offer a distinctive atmosphere created by an open grill area, a glassed-in butcher shop, a display case featuring choice steaks and hamburgers that have been freshly-cut or ground and an open bakery for hamburger buns, brownies and cookies. Each restaurant offers a substantially similar menu that prominently features Fuddruckers' signature hamburger in one-third pound and one-half pound sizes. Hamburgers are made from fresh beef, cut and ground daily at each restaurant and served on buns baked daily "from scratch" at each restaurant. The hamburgers are available with optional specialty toppings from the grill. While the menu is focused on Fuddruckers' signature hamburger, which accounts for approximately 60% of sales, it also includes fresh-cut, ribeye steak sandwiches, fresh-cut, ribeye, chopped steak and chicken platters with baked potatoes, various grilled chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads and soups, fish sandwiches, french fries, onion rings, soft drinks, high quality milkshakes and bakery items. Beer and wine are served and, generally, account for approximately 3% of restaurant sales. The restaurants permit guests to participate in the preparation of their meals by allowing them to garnish their own entrees from a bountiful array of fresh lettuce, tomatoes, onions, pickles, relish and a variety of condiments, sauces and melted cheeses at the "fixin's bar." Guests generally place their own orders and serve themselves, thereby minimizing waiting time.

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

The typical Fuddruckers restaurant is located in a suburban area in a free-standing building or in a shopping center. The area within a five-mile radius of the restaurant is usually zoned for retail, office and residential uses. Fuddruckers' guests have an average household income of approximately $50,000. Fuddruckers' restaurants typically range in size from 6,000 to 8,000 square feet with 200 to 300 seats and parking for between 100 and 200 vehicles. Restaurants built since fiscal 1995 are typically between 4,800 and 6,000 square feet with 160 to 220 seats.

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

In fiscal 1997 and through the first half of fiscal 1998, the Company experienced negative same store sales and significantly lower margins. The Company attributed the declining sales to several factors including: poor operational execution due to a rapid expansion program in 1995 and 1996; poor real estate selection, and in certain new markets, consumer confusion over the Fuddruckers core concept of the "World's Greatest Hamburgers"; too narrow of a base of customers given its relatively high check average for a meal of a hamburger, fries and soft drink; and, deterioration of its customer base due to its limited menu offerings.

In response to these factors, the Company adopted a number of strategies including: curtailment of expansion; exiting certain restaurants; introduction of new menu offerings including "platters" in the dinner period; and expanding its "Kids Eat Free" program from Monday through Thursday after 4:00 pm to seven days a week from January through Memorial Day in substantially all Company markets. The Company also introduced kids meals priced everyday at $0.99 after Memorial Day, which is its current kids meal program in Company-owned restaurants.

The Company believes these initiatives were successful in improving sales and profitability over the course of fiscal 1998. See "Management's Discussion and Analysis of Results of Operations and Financial Condition".

Management

Fuddruckers restaurant operations for fiscal 1998 were divided into two regions, each supervised by a Senior Vice President of Operations. The two regions were further divided into a total of fifteen districts, each supervised by a Director of Operations. On average, each Director of Operations supervises eight restaurants and reports to a Senior Vice President of Operations.

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

If  the  Proposed  Fuddruckers  Transaction  is  not  consummated,  the  Company anticipates that future development of Fuddruckers restaurants will be accomplished through the sale of franchises and the development of Fuddruckers-owned restaurants, although no new Company-owned restaurants are planned for fiscal 1999. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Fuddruckers restaurants. It is also dependent upon securing appropriate governmental permits and obtaining beer and wine licenses.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers' concept and system of restaurants. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. Fuddruckers has a close relationship with its franchisees and seeks to identify potential franchisees with the capability and financial resources to operate multiple restaurants. Of the 40 Fuddruckers franchisees, 20 operate multiple restaurants, and 19 have operated Fuddruckers restaurants for more than five years.

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

Fuddruckers Locations - Company Owned

The following table sets forth the locations of restaurants owned and operated by Fuddruckers as of October 2, 1998:

Domestic - Total 111     Domestic (Cont'd)          Domestic (Cont'd)

ALABAMA                  KANSAS                     TEXAS
   Birmingham               Overland Park              Austin (3)
ARIZONA                  KENTUCKY                      Clearlake
   Flagstaff                Florence                   Houston (11)
   Glendale              MARYLAND                      Irving
   Mesa (2)                 Annapolis                  Kingwood
   Phoenix (2)              Baltimore                  Plano
   Scottsdale               Gaithersburg               San Antonio (4)
   Tempe                    Pikesville                 Stafford
   Tucson                   Rockville                  Woodlands
CALIFORNIA               MASSACHUSETTS              UTAH
   Burbank                  Boston                     Layton
   Chula Vista           MINNESOTA                     Orem
   La Mesa                  Bloomington                Sandy
   Lake Forest              Brooklyn Center            Salt Lake
   Lakewood                 Burnsville              VIRGINIA
   Pasadena                 Coon Rapids                Alexandria
   San Diego                Eden Prairie               Annandale
COLORADO                    Maple Grove                Chesapeake (2)
   Aurora                   Roseville                  Fairfax
   Marston Park             St. Louis Park             Fredericksburg
   Thornton              MISSOURI                      Herndon
GEORGIA                     Independence               Newport News
   Alpharetta               Maryland Heights           Richmond
   Atlanta                  St. Louis (2)              Vienna
   Duluth                OHIO                          Virginia Beach
   Kennasaw                 Cincinnati (2)             Woodbridge
   Marietta                 Columbus (4)            WISCONSIN
   Norcross                 Fields Ertel               Brookfield
   Peachtree City           Forest Park
   Snellville               Hilliard
   Tucker                   Norwood
ILLINOIS
   Addison
   Aurora
   Calumet City
   Downers Grove N
   Downers Grove S
   Highland Park
   Matteson
   Orland Park
   Palatine
   Schaumburg (2)

Fuddruckers Restaurants - Franchised Locations

The following table sets forth the locations of restaurants operated by Fuddruckers franchisees as of October 2, 1998:

Domestic - Total 80         Domestic (Cont'd)          Domestic (Cont'd)

CALIFORNIA                     Voorhees                TENNESSEE
   Buena Park                  Wayne                      Kingsport
   Citrus Heights           NEW YORK                      Murfreesboro
   Concord                     Amherst                    Nashville (2)
   Walnut Creek                Westbury                   Sevierville
FLORIDA                     NORTH CAROLINA             TEXAS
   Altamonte Springs           Asheville                  Beaumont
   Clearwater                  Charlotte                  Dallas
   Coconut Grove               Durham                     Kennewick
   Coral Springs               Fargo                      Killeen
   Ft. Lauderdale              Hickory                    Laredo
   Miami                       Huntersville               Lubbock
   N. Miami Beach              Jacksonville               McAllen
   Plantation                  Matthews                   Midland
   Tallahassee                 Wilmington                 San Antonio (2)
   Tampa                    NORTH DAKOTA                  Temple
LOUISIANA                      Fargo                      Waco
   Baton Rouge              OHIO                          Washington
MARYLAND                       Canton
   Owings Mills                Cleveland               International  - Total 13
MASSACHUSETTS               OREGON
   North Andover               Lake Oswego             BAHRAIN
   Saugus                      Portland                   Adliya
MICHIGAN                     PENNSYLVANIA                 Manama
   Detroit                     Harmarville             CANADA
   Flint                       Lancaster                  Edmonton
   Kentwood                    Philadelphia               Saskatoon
   Sterling Heights            Fairless Hill           KUWAIT
MONTANA                     SOUTH CAROLINA                Kuwait City
   Billings                    Columbia                OMAN
   Missoula                    Greenville (2)             Muscat
NEBRASKA                       Hilton Head             PUERTO RICO
   Omaha                       Myrtle Beach               Caguas
NEW JERSEY                     North Myrtle Beach         Carolina
   New Brunswick               Spartanburg              SAUDI ARABIA
   Paramus                  SOUTH DAKOTA                  Al Khobar
   Parsippany                  Rapids City                Jeddah (2)
   Tom's River                 Sioux Falls                Riyadh
   Turnersville                                         UNITED ARAB EMIRATES
   Union                                                  Dubai

The Proposed Fuddruckers Transaction

On July 31, 1998, the Company agreed to sell, subject to shareholder approval, its Fuddruckers business to King Cannon (the "Proposed Fuddruckers Transaction"). The Board believes that the sale of Fuddruckers is a key strategic move for the Company. In July 1997 DAKA International, the Company's predecessor, sold its foodservice business to alleviate a significant debt burden and to position the Company for restoring the profitability of its restaurant businesses, Fuddruckers and Champps. Since then, the Company has accomplished many of its goals for the continued turnaround of Fuddruckers and the expansion of Champps. However, such efforts have been constrained by limited available capital resources. As the Board continued to explore strategic alternatives to improve shareholder value, it concluded that a sale of Fuddruckers at this time would allow the Company to realize the benefits of Fuddruckers' improved performance and provide the capital needed to position the Company for future growth.

Pursuant to the terms of the Stock Purchase Agreement, the Company proposes to sell to King Cannon all of the issued and outstanding capital stock of Fuddruckers (the "Shares"). The purchase price for Fuddruckers is $43 million, subject to certain adjustments based on, among other things, the level of Fuddruckers' fiscal 1998 EBITDA and closing date working capital. While the adjustments are without limit, either the Company or King Cannon may refuse to consummate the transaction if at the closing the purchase price less estimated adjustments is less than $40 million, subject to the Company's obligations to pay to King Cannon liquidated damages of $1,000,000.

The Board considered the following factors in reaching the conclusion to approve the Stock Purchase Agreement and the transactions contemplated thereby:

         The belief of the Company's management, which was adopted by the Board, that the financial and investor community viewed the businesses of Fuddruckers and of Champps as targeting very different segments of the casual dining market and that this viewpoint has had a negative impact on the price of the Company's common stock as Fuddruckers was perceived as a constraint on Champp's growth prospects.

         The Board's belief that the Proposed Transaction represents a more desirable alternative than continuing to operate Fuddruckers. In this connection, the Board gave consideration to the fact that, while management has made significant progress in the continuing turnaround of Fuddruckers' operations, continuing to operate Fuddruckers would subject the Company and its shareholders to the risk of failing to complete the full turnaround strategy, the burden of a significant investment of management and financial resources and the uncertainty of the future long-term performance of Fuddruckers' as a casual restaurant concept. After evaluating such risks, the Board concluded that, while the Company's turnaround strategy could ultimately prove successful, the risk that Fuddruckers will continue to experience operating issues adversely impacting the performance of the Company's common stock justifies a sale of Fuddruckers pursuant to the Stock Purchase Agreement.

         The Board's consideration that, while sales trends and same-store sales at Fuddruckers restaurants have shown improvement in the last fiscal year and Fuddruckers is an established brand which continues to show significant consumer acceptance, if the Company were to retain the
         Fuddruckers business it would have to commit to the continuing elimination of under-performing restaurants, the development of new restaurants and a series of new initiatives aimed at reinvigorating the Fuddruckers concept, introducing new menu items, increasing check averages, broadening the guest base and increasing guest frequency. The Board viewed the Proposed Transaction as a less risky and more attractive alternative for the Company shareholders than the development and execution of a long-term operating and growth strategy for Fuddruckers.

         The sale of Fuddruckers will allow the Company's management to focus its attention and devote adequate capital resources to executing the Champps operating and growth strategies.

         The consideration to be paid by King Cannon to the Company consists entirely of cash thereby enabling the Company to have funds available for the operation and growth of Champps and other general corporate purposes.

         The Stock Purchase Agreement does not contain a financing condition for King Cannon and, accordingly, the Company is less exposed to the risk that King Cannon will be unable to obtain financing for the Proposed Transaction. In the Stock Purchase Agreement, King Cannon has agreed to pay the Company liquidated damages equal to $5 million as the Company's sole and exclusive remedy if King Cannon fails to consummate the Proposed Transaction for any reason, including lack of financing, assuming that all conditions to closing are otherwise satisfied and the Company has not breached the Stock Purchase Agreement.

         The Board's determination that the consideration to be received by the Company in the Proposed Transaction is fair to the Company's shareholders from a financial point of view, which determination was based on the Board's assessment of the business and financial results of Fuddruckers.

The Board also considered the following risks and uncertainties associated with consummation of the Proposed Transaction:

         Following consummation of the Proposed Transaction, the Company's sole remaining strategic business will be Champps and the Company's overhead will have to be covered from a smaller revenue base.

         The terms of the Stock Purchase Agreement provide that (i) should the Board change its recommendation that the Company's stockholders vote for the Proposed Transaction, the Company would be obligated to pay King Cannon $1,720,000; and (ii) should the Proposed Transaction fail to close because the purchase price after estimated adjustments is less than $40 million or because the Company's shareholders fail to approve it, the Company would be obligated to pay King Cannon $1,000,000.

In analyzing the Proposed Transaction and related transactions and in its deliberations regarding the recommendation of the Stock Purchase Agreement, the Board also considered a number of other factors, including (i) its knowledge of the business, operations, properties, assets, financial condition and operating results of Fuddruckers; (ii) judgments as to the Company's future prospects with and without Fuddruckers; and (iii) the terms of the Stock Purchase Agreement, which were the product of extensive arm's length negotiations. The Board did not find it practical to and did not quantify or attempt to attach relative weight to any of the specific factors considered by it. The Board did, however, find that the positive factors listed above outweighed the potential risks of the Proposed Transaction, and found the opportunity to generate increased shareholder value through the sale of Fuddruckers compelling.

Notwithstanding expectations of the Company's senior management regarding the benefits to be realized from the Proposed Transaction, no assurance can be given that the Company will be able to realize such benefits or compete effectively against certain other competitors that possess significantly greater resources and marketing capabilities.

Terms of the Stock Purchase Agreement

The following discussion of the terms and conditions of the Stock Purchase Agreement, while materially complete, is qualified in its entirety by reference to the provisions of the Stock Purchase Agreement, which is filed as an Exhibit to this Form 10K. Terms which are not otherwise defined in this summary have the meaning set forth in the Stock Purchase Agreement, or an Exhibit thereto, as the case may be. An index to all defined terms is set forth in Section 1.3(c) of the Stock Purchase Agreement.

Purchase Price

The aggregate purchase price for the stock of Fuddruckers is $43.0 million in cash (the "Unadjusted Purchase Price") subject to adjustment as described below. On the Closing Date (as defined below), the Company will deliver to King Cannon its good faith statement (the "Closing Statement") of Fuddruckers' Working Capital (as defined in the Stock Purchase Agreement) as of the Closing Date (the "Estimated Working Capital"). The Unadjusted Purchase Price shall be (i) decreased by the amount of the EBITDA Adjustment (as defined in the Stock Purchase Agreement); (ii) increased by the amount that the Estimated Working Capital is more than $0 and decreased by the amount that the Estimated Working Capital is less than $0, as the case may be; (iii) decreased by the amount of the Maintenance Expenditure Adjustment (as defined in the Stock Purchase Agreement); (iv) decreased by the amount of the Cash Payment Adjustment (as defined in the Stock Purchase Agreement); and (v) decreased by the amount of the Closed Store Adjustment (as defined in the Stock Purchase Agreement) (as so adjusted, the "Estimated Purchase Price"). On the Closing Date, King Cannon is required to pay, by wire transfer of immediately available funds, to such account as the Company shall have designated, an amount equal to the Estimated Purchase Price less (i) $1.0 million, which will be placed in escrow to support the Company's indemnification obligations to King Cannon; (ii) if certain required consents of landlords under leases covering certain Fuddruckers restaurants are not obtained before the closing, an additional $1.0 million, which would then be placed in escrow to fund possible losses from the termination of such leases or increases in rent; and (iii) if certain contingent and long-term liabilities of Fuddruckers are not settled or satisfied before the closing, additional amounts to fund the payment thereof which would be placed in dedicated escrow accounts until payment is required. The term "EBITDA Adjustment" is defined as an amount equal to five (5) times the amount by which Fuddruckers' earnings before interest, taxes, depreciation and amortization (derived from the audited financial statements of Fuddruckers for the fiscal year ended June 28, 1998, with certain adjustments described in detail in the Stock Purchase Agreement) is less than $8.5 million. The Company believes its EBITDA, calculated pursuant to the Stock Purchase Agreement, is in excess of the minimum required amount of $8.5 million. Either the Company or King Cannon can refuse to consummate the Proposed Transaction if the purchase price after estimated adjustments as of the closing date is less than $40 million, subject to the Company's obligation to pay to King Cannon liquidated damages equal to $1.0 million.

In addition to the possible reduction in the purchase price as a result of the various contingent adjustments and the payment of funds in escrow as summarized above, the Company will be required to use a portion of the cash proceeds from the Proposed Transaction to satisfy accrued and contingent liabilities which are required by the Stock Purchase Agreement to be satisfied prior to and as a condition of closing. The Company currently estimates that, exclusive of the possible impact of any contingent adjustments and without deduction for amounts deposited in escrow, it will have net cash proceeds remaining from the Proposed Transaction between $33.0 million and $35.0 million after settling transaction costs and obligations of Fuddruckers not assumed by King Cannon.

By no later than 120 days after the Closing Date, King Cannon may in its sole discretion require that the Company purchase from King Cannon any Current Asset (as defined in the Stock Purchase Agreement) (other than Inventory (as defined in the Stock Purchase Agreement), cash and assumable prepaid expenses as of the Closing Date which are reflected as Current Assets on the Closing Statement) which had been reflected on the Company's Closing Statement, at an amount equal to (i) in the case of any Current Receivable (as defined in the Stock Purchase Agreement), the amount thereof set forth in the Company's Closing Statement minus 100% of all amounts collected on account of such Current Receivable since the Closing Date by King Cannon; and (ii) in the case of any other Current Asset, the book value thereof as of the date on which the purchase thereof by the Company takes place. The aggregate amount owed by the Company to King Cannon on account of the foregoing asset transfers is the "Post-Closing Asset Transfer Adjustment."

The Estimated Purchase Price shall be (i) if necessary, increased or decreased, as the case may be, by the amount by which the Estimated Working Capital exceeds or is exceeded by the Final Working Capital; and (ii) decreased by the amount of the Post-Closing Asset Transfer Adjustment (as so adjusted, the "Final Purchase Price").

At the closing, the Company will transfer to Fuddruckers certain furniture, fixtures and equipment, consisting principally of office furniture, computer workstations and related equipment located at the Company's corporate headquarters and used by employees of the Company who will become employees of Fuddruckers immediately after the closing.

The Closing

Upon the terms and subject to the conditions of the Stock Purchase Agreement, the closing of the transactions contemplated by the Stock Purchase Agreement (the "Closing") is scheduled to take place on or about November 2, 1998 (the "Closing Date").

Representations and Warranties

The Stock Purchase Agreement contains various representations and warranties by the Company and King Cannon. These include, without limitation, representations and warranties by the Company as to (i) the organization, good standing, and capitalization of Fuddruckers and its subsidiaries; (ii) proper corporate authority, no conflicts, no violations and requisite approvals; (iii) ownership of the Shares; (iv) accuracy of financial statements, books and records; (v) absence of undisclosed liabilities and absence of material adverse change; (vi) material litigation; (vii) compliance with law; (viii) employee benefit plans and employee matters; (ix) tax matters; (x) title to and condition of assets;
(xi) leases and real property; (xii) certain contracts and licenses; (xiii) intellectual property matters; (xiv) insurance policies; (xv) brokers, finders and fees; (xvi) franchises; and (xvii) environmental matters.

The Stock Purchase Agreement also contains representations and warranties of King Cannon, including, without limitation, representations and warranties as to
(i) the organization and good standing of King Cannon; (ii) proper corporate authority, no conflicts, no violations and requisite approvals; (iii) minimum net worth; (iv) capitalization; (v) material litigation; (vi) compliance with laws; and (vii) brokers, finders and fees.

For a description of the survivability of the representations and warranties and related indemnification, see "Survival of Representations and Warranties; Indemnification."

Certain Covenants

The Stock Purchase Agreement also contains various covenants of the Company, Champps and King Cannon. During the period from the date of the Stock Purchase Agreement to the Closing Date, the Company will, among other things:

         (i) conduct Fuddruckers only in the ordinary course consistent with past practice, and use its commercially reasonable efforts to (a) maintain Fuddruckers' assets and those assets of the Company that are used in Fuddruckers' business in their current condition subject to additions, deletions and normal wear and tear in the ordinary course,
         (b) preserve intact the current business organization of Fuddruckers and of the Company to the extent related to Fuddruckers' business, (c) keep available the services of the current officers, employees and agents of Fuddruckers and those employees of the Company who perform services for Fuddruckers, and (d) maintain the relations and good will with suppliers, customers, landlords, creditors, franchisees, employees, agents, and others having material business relationships with Fuddruckers or with the Company to the extent related to the Fuddruckers business;

         (ii) ensure that none of the changes or events listed in Section 4.1(E) of the Stock Purchase Agreement occurs without the prior written consent of King Cannon;

         (iii) perform, pay or discharge, or cause Fuddruckers to perform, pay or discharge, certain specified liabilities including (a) the cost of terminating certain operating leases for equipment used in the Fuddruckers business, (b) all non-current liabilities of Fuddruckers, and (c) the anticipated cost of performing certain contingent or deferred liabilities of Fuddruckers;

         (iv) transfer to itself, or otherwise assume responsibility for in a manner and on terms reasonably satisfactory to King Cannon, all assets and liabilities relating to any "Fuddruckers" location that is no longer operating as a "Fuddruckers" restaurant on the Closing Date;

         (v) pay and discharge all liabilities in regard to any concluded legal proceeding (except for any such legal proceeding as to which the Company is pursuing an appeal) that (a) has been reduced to a judgment against Fuddruckers or the Company to the extent relating to Fuddruckers' business, (b) is the subject of an executed settlement agreement, or (c) is otherwise concluded as of the Closing Date;

         (vi) file, or cause to be filed, UCC-3 termination statements and obtain, or cause to be obtained, any other releases, consents or similar documents necessary to release liens on Fuddruckers' assets, the Company's assets related to Fuddruckers' business or the Shares; and

         (vii) spend not less than $250,000 per month (or pro rated for any partial month) on capital expenditures.

In addition, at the closing, the Company expects to enter into an agreement with King Cannon covering certain transitional arrangements, including without limitation (i) causing the Company's data processing and consulting services provider to provide such services to Fuddruckers after the closing in consideration of a payment to the Company of $40,000 per month toward the cost of such services; (ii) providing to Fuddruckers 10,000 square feet of office space at the Company's corporate headquarters at an all-inclusive monthly rent of $20 per square foot; (iii) cooperating with Fuddruckers with respect to the hiring of any Company employees who have been assigned to perform services for Fuddruckers; and (iv) other miscellaneous transitional matters.

Non-Competition

As part of the consideration under the Stock Purchase Agreement, each of the Company and Champps agreed that, for a period of ten years following the Closing Date, neither will (i) directly or indirectly, own, manage, operate, finance, join, or control, or participate in the ownership, management, operation, financing or control of, or be associated as a partner or representative in connection with, any restaurant business that is in the gourmet hamburger business or whose method of operation or trade dress is similar to that employed in the operation of the "Fuddruckers" restaurants; or (ii) directly or indirectly solicit, induce or attempt to induce any person then employed by Fuddruckers or King Cannon to enter the employ of the Company or Champps, or any of their respective affiliates.

Nothing contained in the Stock Purchase Agreement limits the right of the Company or Champps to operate the business of Champps as it is currently conducted or other restaurant concepts that do not compete directly with Fuddruckers or to own less than a 5% legal or beneficial ownership in the outstanding equity securities of any publicly traded corporation.

The Company's Closing Conditions

The obligation of the Company to consummate the transactions contemplated by the Stock Purchase Agreement is subject to satisfaction or waiver of the following conditions:

         (i) each of King Cannon's representations and warranties in the Stock Purchase Agreement must have been accurate in all respects as of the date of the Stock Purchase Agreement and must be accurate in all respects as of the Closing Date as if made on the Closing Date, except for such breaches as would not, in the aggregate, have a material adverse effect on King Cannon and which King Cannon undertakes to cure within 30 days following the Closing Date with such obligation to survive the Closing Date as a covenant of King Cannon;

         (ii) each of the covenants and obligations that King Cannon is required to perform or to comply with pursuant to the Stock Purchase Agreement on or prior to the Closing Date must be duly performed and complied with and King Cannon must deliver each of the documents required to be delivered by it;

         (iii) as of the Closing Date, there shall be no effective injunction, writ or preliminary restraining order or any order of any nature issued by a court or governmental entity of competent jurisdiction directing that any of the transactions contemplated in the Stock Purchase Agreement not be consummated, and no legal proceeding shall have been commenced or threatened in writing by any person against the Company seeking to enjoin or obtain damages in respect of the consummation of any transaction contemplated by the Stock Purchase Agreement;

         (iv) the Proposed Transaction shall have been approved and adopted by the requisite vote of the Company's shareholders; and

         (v)  the Estimated Purchase Price shall not be less than $40,000,000.

King Cannon's Closing Conditions

The obligation of King Cannon to consummate the transactions contemplated by the Stock Purchase Agreement are subject to the satisfaction or waiver at or prior to the Closing Date of the following conditions:

         (i) each of the Company's representations and warranties in the Stock Purchase Agreement must have been accurate in all respects as of the date of the Stock Purchase Agreement, and must be accurate in all respects as of the Closing Date as if made on the Closing Date, except for such breaches as could not reasonably be anticipated to result in, in the aggregate, a material adverse effect on Fuddruckers' business and which the Company undertakes to cure within 30 days following the Closing Date with such cure obligation to survive the Closing as a covenant of the Company;

         (ii) each of the covenants and obligations that the Company is required to perform or to comply with pursuant to the Stock Purchase Agreement as of or prior to the Closing Date must be duly performed and complied with and the Company must deliver each of the documents required to be delivered by it pursuant to Section 3.2(A) of the Stock Purchase Agreement;

         (iii) as of the Closing Date, there shall be no effective injunction, writ or preliminary restraining order or any order of any nature issued by a court or governmental entity of competent jurisdiction directing that any of the transactions contemplated in the Stock Purchase Agreement not be consummated, and no legal proceeding shall have been commenced or threatened in writing by any person against King Cannon or Fuddruckers seeking to enjoin or obtain damages in respect of the consummation of any transaction contemplated by the Stock Purchase Agreement;

         (iv) there must not have been made or threatened in writing by any person any claim asserting that such person is the holder or the beneficial owner of, or has the right to acquire or to obtain beneficial ownership of, any of the Shares, or any equity securities in Atlantic Restaurant Ventures, Inc. (other than the equity securities owned by North American Restaurants Limited Partnership);

         (v) King Cannon shall have obtained current appraisals from an "MAI" appraiser selected by the Company and acceptable to the financial institution providing financing to King Cannon in connection with the transactions contemplated by the Stock Purchase Agreement of the value of each of Fuddruckers' owned real properties, which value shall not be, in the aggregate for all of such owned real properties, less than $12,500,000;

         (vi) King Cannon shall have obtained, at King Cannon's sole cost and expense, updated Environmental Site Assessment ("ESA") reports for each of Fuddruckers' owned real properties (the "Updates") and except as set forth below, such Updates shall either (a) confirm that the conclusions and/or recommendations set forth in existing ESA reports or (b) set out modified conclusions and/or recommendations which are determined to be acceptable to King Cannon in King Cannon's sole discretion; and

         (vii)  the Estimated Purchase Price shall not be less than $40,000,000.

Termination

The Stock Purchase Agreement may be terminated (subject to a termination fee under certain circumstances as described below) and the transactions contemplated by the Stock Purchase Agreement may be abandoned at any time prior to the Closing Date:

         (i)  by the mutual consent of King Cannon and the Company;

         (ii) by either King Cannon or the Company if a material breach of any provision of the Stock Purchase Agreement has been committed by the other party and such breach has not been waived by the terminating party;

         (iii) (a) by King Cannon if any of the conditions precedent to King Cannon's obligation to close have not been satisfied as of the Closing Date or if satisfaction of any such condition is or becomes impossible (other than through the failure of King Cannon to comply with its obligations under the Stock Purchase Agreement) and King Cannon has not waived such condition on or before the Closing Date, or (b) by the Company if any of the conditions precedent to the Company's obligation to close have not been satisfied as of the Closing Date or if satisfaction of any such condition is or becomes impossible (other than through the failure of the Company to comply with its obligations under the Stock Purchase Agreement) and the Company has not waived such condition at or before the Closing Date;

         (iv) by the Company if (a) the Board withdraws or modifies its approval or recommendation to the Company's shareholders of, or otherwise fails to approve or recommend, the Proposed Transaction and the consummation of the transactions contemplated by the Stock Purchase Agreement, and
         (b) the Company pays to King Cannon an alternative transaction fee equal to $1,720,000, promptly upon such withdrawal, modification or failure, by wire transfer of immediately available funds to such account as shall have been designated by King Cannon; or

         (v) by either King Cannon or the Company if the Closing has not occurred (other than through the failure of any party seeking to terminate the Stock Purchase Agreement to comply fully with its obligations under the Stock Purchase Agreement) on or before November 2, 1998 (the "Outside Date") or such later date as the parties may agree upon; provided, however, that notwithstanding anything to the contrary in the Stock Purchase Agreement (a) if on November 2, 1998 the applicable waiting periods under the Hart-Scott-Rodino Act have not expired or terminated then each of King Cannon and the Company shall have the independent right, exercisable in its sole discretion by delivery of written notice thereof to the other on or before November 2, 1998, to extend the Outside Date to the earlier of five (5) business days after such regulatory approvals have been obtained or December 15, 1998 and (b) if on November 2, 1998 the Company has not obtained the consents required to be delivered pursuant to Section 3.2(A)(5) of the Stock Purchase Agreement, then the Company shall have the right exercisable in its sole discretion by delivery of written notice thereof to King Cannon on or before November 2, 1998 to extend the Outside Date to December 15, 1998.

Termination Fees

In the event that the Closing does not occur on or prior to the Outside Date (as the same may be extended) due to King Cannon's breach of its obligations under the Stock Purchase Agreement, the Company's sole and exclusive remedy against King Cannon under the Stock Purchase Agreement and with respect to the transactions contemplated thereby shall be to exercise its rights to terminate the Stock Purchase Agreement and to receive the payment from King Cannon of cash in an amount equal to $5,000,000 as liquidated damages with respect to which King Cannon has furnished a letter of credit for the benefit of the Company. In the event that the closing does not occur on or prior to the Outside Date (as the same may be extended) due to the non-satisfaction of the conditions contained in Section 8.7 or Section 9.5 of the Stock Purchase Agreement or the failure of the Company's shareholders to approve the Proposed Transaction where the Board has approved or recommended the same to the shareholders (without modification or withdrawal of such approval or recommendation), the Company shall pay to King Cannon an amount equal to $1,000,000 as liquidated damages (and not as a penalty) in consideration of the time, the fees and expenses spent or incurred by King Cannon, or on its behalf, in connection with the Stock Purchase Agreement and the transactions contemplated hereby.

Survival of Representations and Warranties

All representations and warranties of the parties contained in the Stock Purchase Agreement will survive the Closing and will expire on December 31, 2000 (the "Survival Period") except that (i) representations and warranties made by the Company relating to environmental matters will survive the Closing Date until December 31, 2003, (ii) representations and warranties made by the Company relating to employee matters and income taxes will survive the Closing Date until expiration of applicable statutes of limitations and (iii) representations and warranties made by the Company in (a) Section 4.1(A) of the Stock Purchase Agreement with respect to the due organization, valid existence and good standing of the Company and Fuddruckers, as well as with respect to the matters referred to in the last two sentences of Section 4.1(A), (b) Section 4.1(B) (except for clause (iv) and the last sentence thereof) of the Stock Purchase Agreement, and (c) Section 4.1(C) shall survive the Closing indefinitely. In addition, any covenants or agreements of the Company under the Stock Purchase Agreement, and any and all indemnification obligations relating thereto shall survive the Closing indefinitely, unless earlier expiring in accordance with their respective terms, including, without limitation, the Company's indemnification obligations with respect to covenants and the items described in
Section 13.14(A)(2), Section 13.14(A)(3), and Section 13.14(A)(4) of the Stock Purchase Agreement.

King Cannon's representations and warranties under the Stock Purchase Agreement, and its indemnification obligations arising from such representations and warranties, will survive the Closing and will expire and terminate on December 31, 2000. Any covenants or agreements of King Cannon under the Stock Purchase Agreement, and any and all indemnification obligations relating thereto will survive the Closing indefinitely, unless earlier expiring in accordance with their respective terms.

The Company's and Champps' Indemnification Obligations

The Company and Champps will jointly and severally indemnify, defend and hold harmless King Cannon and Fuddruckers, each affiliates of King Cannon and Fuddruckers, and each of the employees, officers, directors, stockholders, members, managers, partners and representatives of any one of them, from and against any losses, assessments, liabilities, claims, obligations, damages, costs or expenses (including without limitation reasonable attorneys' fees and disbursements) which arise out of or relate to:

         (i) any misrepresentation in, breach of or failure to comply with, any of the representations, warranties, undertakings, covenants or agreements of the Company, Fuddruckers or any affiliate of any of them contained in the Stock Purchase Agreement;

         (ii) any Environmental Matters (as defined in Section 13.14 of the Stock Purchase Agreement);

         (iii) any Retained Liabilities (as defined in the Stock Purchase Agreement); or

         (iv) obligations of the Company under Section 2.4 of the Stock Purchase Agreement with respect to Lease Termination Amounts and Rent Adjustment Amounts (as such terms are defined in the Stock Purchase Agreement).

The Company shall not have any obligation to indemnify King Cannon on account of any breach of any representation or warranty as described in clause (1) above unless and until King Cannon's losses paid or incurred by King Cannon on account of all such breaches of representations and warranties exceed $100,000 in the aggregate, in which event King Cannon will be entitled to such indemnification in respect of all such losses, including without limitation such initial $100,000.

King Cannon's Indemnification Obligations

King Cannon will indemnify, defend and hold harmless the Company and its employees, officers, directors, partners and representatives (other than any of the foregoing as may become employees of Fuddruckers or King Cannon at or after the Closing) from and against any losses, assessments, liabilities, claims, obligations, damages, costs or expenses (including without limitation reasonable attorneys' fees and disbursements) which arise out of or relate to:

         (i) any misrepresentation in, breach of or failure to comply with, any of the representations, warranties, covenants or agreements of King Cannon contained in the Stock Purchase Agreement; or

         (ii)  Transferred   Liabilities  (as  defined  in  the  Stock  Purchase
         Agreement).

King Cannon will not have any obligation to indemnify the Company on account of any breach of any representation or warranty unless and until the Company's losses paid, incurred, suffered or accrued on account of all breaches of representations and warranties exceed $100,000 in the aggregate, in which event the Company will be entitled to indemnification in respect of all such losses, including without limitation such initial $100,000.

Indemnification Caps

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the Final Purchase Price. There is no cap or limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Stock Purchase Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the Final Purchase Price, the Company may either (i) require King Cannon to reconvey to the Company full ownership and control of the Shares and all assets (to the extent then owned by King Cannon or Fuddruckers) that are being transferred pursuant to the Stock Purchase Agreement in such a manner as to rescind the transactions contemplated by the Stock Purchase Agreement, in which case the Company will pay King Cannon an amount equal to (x) the Final Purchase Price plus (y) all additional investments made in Fuddruckers following the Closing plus (z) an amount equal to an internal rate of return equal to 25% on the sum of items (x) and (y); or (ii) pay to King Cannon all of the losses with respect to which King Cannon is entitled to indemnification.

The maximum aggregate liability of King Cannon on account of any breach of any representation or warranty is limited to $5,000,000. There is no cap or limit on the liability of King Cannon to the Company on account of any breach by King Cannon of any of its covenants or agreements under the Stock Purchase Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties.

Expenses

Whether or not the Proposed Transaction is consummated, and except as otherwise expressly set forth in the Stock Purchase Agreement, all costs and expenses (including legal and financial advisory fees and expenses) incurred in connection with, or in anticipation of, the Stock Purchase Agreement and the transactions contemplated thereby will be paid by the party incurring such expenses. the Company and King Cannon will each pay one half of the filing fee required under the Hart-Scott-Rodino Act. the Company will pay all fees and expenses related to filings with governmental entities relating to business licenses, which filings are required to be made following the Closing.

Centralized Functions

During fiscal 1998, the Company provided Fuddruckers and Champps with centralized purchasing, accounting and management information services. The Company has arranged with King Cannon to "share" certain functions post closing through June 1999. The shared functions, which can be terminated on 30 days notice, are purchasing, payroll, accounts payable, risk management and technology support.

Purchasing

The Company capitalizes on the diversity of its businesses through a centralized and coordinated purchasing program and food distribution network. On November 15, 1997, the Company entered into a five-year distribution agreement with Sysco Corporation ("Sysco") pursuant to which Sysco is entitled to distribute not less than 80% of food and food-related purchases of Fuddruckers and Champps. The agreement with Sysco is cancelable by either party upon 60 days notice. Fuddruckers and Champps franchisees also have the option of purchasing from Sysco.

The Company also acts as a restaurant equipment dealer, enabling it to take advantage of dealer pricing, manufacturer discounts and rebates. The Company has not experienced any difficulty in obtaining an adequate supply of quality food products at acceptable prices from its suppliers.

Accounting and Management Information Systems

During fiscal 1998, the Company provided Fuddruckers and Champps with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company continues to upgrade its computer hardware and financial software and has recently implemented a new point of sale system for its Fuddruckers restaurants. The restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management and information systems improve its ability to control and manage its operations efficiently.

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The promissory note was contributed to the Company as part of the Additional Capital Contribution. The Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company consolidates RCS operations until such time as the obligations of RCS to the Company are satisfied.

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

Fuddruckers and Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 3.0% of Fuddruckers' and 35% of Champps' total restaurants sales during fiscal year 1998. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Fuddruckers', Champps' or a franchisee's operation in that location and could impair Fuddruckers', Champps' or such franchisee's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause.

Fuddruckers and Champps restaurants are subject to "dram shop" statutes in certain states. These statutes generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. Fuddruckers and Champps each carry liquor liability coverage in the amount of $1.0 million per occurrence subject to a policy aggregate of $25.0 million. However, a judgment against Fuddruckers or Champps under a "dram shop" statute in excess of Fuddruckers' or Champps' liability coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company, Fuddruckers or Champps.

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

Service Marks

The Company, through its operating subsidiaries, has registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including the trade names: "Fuddruckers" and the "Fuddruckers -- World's Greatest Hamburgers" logo; "Champ's", "Champps", "Champps American Sports Cafe" and "Champps Entertainment"; "The Great Bagel & Coffee Company"; the "French Quarter Coffee Co.; and, "Leo's Deli", in connection with providing bar and restaurant services, and in connection with the sale of related food products (collectively, the "Marks").

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired certain "Champ's" and "Champps" service marks, trademarks and trade names from Champs Restaurants, Inc. ("CRI"), Champps pays CRI an annual fee equal to the lesser of approximately $260,000 or one-quarter percent (0.25%) of the gross sales of Champps restaurants, but in no event less than $40,000. The maximum fee payable by Champps is increased annually by the lesser of the increase in the Consumer Price Index or 4%.

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

Corporate Offices and Associates

The Company is incorporated under the laws of the State of Delaware and employs approximately 50 associates on a full-time basis, two of which are executive officers.

Fuddruckers is incorporated under the laws of the State of Texas and employs approximately 5,000 associates on a full-time and part-time basis.

Champps is incorporated under the laws of the State of Minnesota and employs approximately 3,000 associates on a full-time and part-time basis. Substantially all restaurant associates, other than restaurant management, are compensated on an hourly basis.

None of the Company's or its subsidiaries' employees are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

The Company and Fuddruckers maintain their principal executive offices at One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923. The telephone number for the Company is (978) 774-6606.

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

Certain non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of notes receivable, property and accounts payable, accrued expenses, and contingent liabilities. These net assets and liabilities, which resulted in a decrease to stockholders' equity of approximately $1.5 million, were recorded within their respective captions during fiscal 1998.

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

The following summary of certain provisions of the Agreements with Compass does not purport to be complete and is qualified in its entirety by reference to the full text of such Agreements (copies of which have been filed as an exhibit to the Registration Statement No. 000-22639 on Form 10 originally filed June 3,
1997).

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

Indemnification by the Company

The Post-Closing Covenants Agreement provides that except as otherwise specifically provided the Company, will indemnify, defend and hold harmless Compass, from and against, and pay or reimburse Compass for, all losses, liabilities, damages, deficiencies, obligations, fines, expenses, claims, demands, actions, suits, proceedings, judgments or settlements, including certain interest and penalties, out-of-pocket expenses and reasonable attorneys' and accountants' fees and expenses incurred in the investigation or defense of any of the same or in asserting, preserving or enforcing any of Compass' rights suffered by Compass ("Indemnifiable Losses"), as incurred relating to or arising from the Assumed Liabilities, including without limitation the Special Liabilities (as defined in the Post Closing Covenants Agreement) (including the failure by the Company or any of its subsidiaries to pay, perform or otherwise discharge such Assumed Liabilities in accordance with their terms), whether such Indemnifiable Losses relate to or arise from events, occurrences, actions, omissions, facts or circumstances occurring, existing or asserted before, at or after the Spin-off. The scope and amount of such liabilities is subject to a high degree of uncertainty and risk. Although the Company has estimated the amount of liabilities due, there can be no assurance that such amounts to be ultimately paid will not differ from the Company's estimate and such difference could be material. Under the terms of the Merger Agreement and related agreements, the Company is required to collateralize or otherwise ensure for the benefit of Compass its ability to meet its obligations with respect to its indemnification obligations and other liabilities. Such requirement may reduce the Company's access to cash balances for a significant period of time after the Spin-off and may also constrain the Company's cash flow.

Covenant Not to Compete

In the Post-Closing Covenants Agreement, the Company agreed that, for a period of five years following the Spin-off, it would not directly or indirectly, either individually or as an agent, partner, shareholder, investor, consultant or in any other capacity, (i) participate or engage in, or assist others in participating or engaging in, the business of providing contract catering, contract food and vending services to business and industry, educational institutions, airports, healthcare or museums or similar leisure facilities in the continental United States but excluding food service at certain retail outlets (the "Restricted Business"); (ii) influence or attempt to influence any customer of Compass or Daka to divert its business from Compass or Daka to any person then engaged in any aspect of the Restricted Business in competition with Compass or Daka; or (iii) solicit or hire any of the foodservice employees at the district manager level or above, either during the term of such person's employment by DAKA International or Daka or within 12 months after such person's employment has ceased for any reason, to work for the Company or any person in any aspect of foodservice (including vending service) in competition with Compass, or Daka.

Item 2.     Properties.

As of June 28, 1998, the Company leased approximately 44,000 square feet of office space at its corporate headquarters in Danvers, Massachusetts, at an average annual rent of $722,000 through November 30, 2001. Compass subleased approximately 20,000 square feet from the Company in fiscal 1998 at a rent equal to one-half the Company's annual rent. Compass is expected to continue to lease this space on the same terms through December, 1998; and may lease the space for up to 30 days thereafter. King Cannon has agreed to sub-lease 10,000 square feet at a monthly rent consistent with the Company's rent on a per square foot basis for an indefinite period subject to a 120 day termination notification. The Company will seek a sub-lease tenant to replace Compass in fiscal 1999.

Fuddruckers   owns  the  land  and  related   improvements  at  12  of  the  111
Fuddruckers-owned restaurants with the balance of the restaurants operated pursuant to long-term leases.

Champps leases approximately 4,000 square feet for its corporate office, located in Wayzata, Minnesota, pursuant to a five-year lease at an average annual rent of $70,800.

Item 3.     Legal Proceedings.

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. On December 19, 1997, the parties entered into a Stipulation and Agreement of Settlement pursuant to which defendants deny any wrongdoing, and the parties agree to settle the matter as a class action, subject to the court's approval, with payment of $3.5 million to the class. The Company has agreed to indemnify Compass (the successor owner of DAKA International, Inc.) for any losses or expenses associated with the complaint. On February 10, 1998, the Company announced that it had agreed to settle the case for $3.5 million. While defendants deny all of the allegations in the complaint and any wrongdoing whatsoever, they believe that settlement of the case was in the best interests of the Company and its shareholders to avoid the costs and risks of litigation. The settlement had no impact on results of operations and the settlement payment was funded from restricted cash deposits previously set aside for this contingency. As a result of the settlement, approximately $1.5 million in restricted cash deposits were returned to the Company. On January 27, 1998, the court preliminarily approved the settlement and set the timetable for granting final approval. The court concluded a final settlement hearing on April 27, 1998. The court took the matter under advisement and has not yet made its final determination concerning the settlement. While the Company cannot predict when the court will make that determination or what the court's determination ultimately will be, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted by the Company to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed. The Company expects to submit the Fuddruckers transaction to a vote of stockholders during October 1998. See "The Proposed Fuddruckers Transaction."

                                     PART II

Item 5.     Market for the  Registrant's  Common  Stock and Related  Stockholdee
            Matters.

The Company's common stock has been listed on the Nasdaq National Market ("Nasdaq") under the symbol "UNIQ" since July 17, 1997, the date on which the Company became a publicly trade company as a result of its spin-off from DAKA. The table below sets forth, since such date and for the calendar periods indicated, the high and low intra-day sales price per share of the Common Stock as reported on the Nasdaq. The Company has no history of market price for its common stock prior to such date and data with respect to the common stock of DAKA, as predecessor of the Company, which was listed on Nasdaq before July 17, 1997, would not be meaningful.


                                                        High              Low
Fiscal 1998
First Fiscal Quarter (after July 17, 1997)           $   7.44          $   6.13
Second Fiscal Quarter                                    7.06              5.75
Third Fiscal Quarter                                     7.00              5.81
Fourth Fiscal Quarter                                    6.50              5.13

Fiscal 1999
First Fiscal Quarter                                     7.38              4.50
Second Fiscal Quarter (through October 2, 1998)          5.75              4.88


On October 2, 1998, there were 2,852 holders of record of the Company's Common Stock .

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company intends to retain all of its otherwise available funds for the operation and expansion of its business.

Item 6.     Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following table presents selected consolidated statements of operations and balance sheet data of the Company. The balance sheet data as of June 28, 1998 and June 29, 1997 and 1996 and the statements of operations data for each of the four fiscal years in the period ended June 28, 1998 presented below are derived from the Company's audited consolidated financial statements. The balance sheet data as of July 1, 1995 and July 2, 1994, and the statements of operations data for the fiscal year ended July 2, 1994, have been derived from the Company's unaudited internal financial statements.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented. The Company's results of operations, as presented in the accompanying financial statements for periods prior to July 17, 1997, include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Annual Report on Form 10-K.


                                                                                    As of and for the Fiscal Years Ended
                                                                      --------------------------------------------------------------
                                                                      June 28,     June 29,      June 29,       July 1,      July 2,
                                                                        1998         1997          1996          1995         1994
                                                                        ----         ----          ----          ----         ----
                                                                                   (in thousands, except per share data)
Statements of Operations Data:
Total revenues                                                      $ 215,321     $ 205,884     $ 183,755     $ 137,730    $ 100,677
Income (loss) from continuing operations
   before income taxes, minority interests and cumulative
   effect of change in accounting for preopening costs
                                                                      (26,748)      (42,832)       (6,931)        4,697        3,980
Net income (loss)                                                     (27,735)      (39,043)       (5,670)        1,798        1,300
Basic and diluted loss per share                                        (2.41)         --            --            --           --
Pro forma basic and diluted loss per share                               --           (3.42)         --            --           --

Balance Sheet Data:
Total assets                                                           92,546       125,209       142,348       102,431       78,365
Long-term debt, including current portion                               6,966         5,128         6,366         4,009        3,372
Total equity                                                           50,398        79,053       108,894        73,979       57,666


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results of operations, financial position and cash flow. Prior to July 17, 1997, the Company historically operated as part of DAKA International. These historical consolidated financial statements include the assets, liabilities, income and expenses that were directly related to the restaurant business as it was operated within DAKA International prior to the Spin-off. The Company's statement of operations includes all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate consolidated financial statements to be reasonable.

Certain other non-restaurant operating assets and liabilities of DAKA International were contributed to the Company as described in Note 2 to Financial Statements. Those assets and liabilities consisting of notes receivable, property, accounts payable, accrued expenses, and contingent liabilities have been recorded within their respective captions during fiscal 1998 and resulted in a decrease to stockholders' equity of $1.5 million.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the completion of the sale of Fuddruckers; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.







                  [Remainder of page left intentionally blank]

                              RESULTS OF OPERATIONS

Overview

The Company incurred an operating loss before income tax benefit and minority interests of $27.7 million for the fiscal year ended June 28, 1998, compared to a comparable operating loss of $42.8 million last year. Included in the loss before income tax benefit and minority interest for fiscal 1998 were impairment, exit and other charges of $24.6 million. Exclusive of these expense charges, the Company would have reported a net loss of $3.1 million for fiscal 1998. As discussed further below, results for the current fiscal year include a net gain of $0.7 million on the sale of a Champps restaurant. While the Company believes it has strategies that will give it the best opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing and continuing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress has been made in the current fiscal year in many of these areas, there can be no assurance that the Company will be able to achieve profitability at all or on a sustained basis.

On September 24, 1998, the Company announced it had retained Bear Stearns & Co., Inc. to assist the Company's board of directors (the "Board") in evaluating and seeking financial and strategic alternatives, including a possible sale of the Company. There can be no assurance, however, that the Company will pursue a sale or any other specific alternative or that it will be able to reach any agreement or complete any transaction that it may undertake.

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

In recent periods the Company's Fuddruckers restaurant chain has experienced operational difficulties which have impacted its profitability. The Company also believes certain of its Fuddruckers locations opened in fiscal 1995, 1996 and 1997 have underperformed principally due to poor real estate selection and, in certain new markets, consumer confusion over the Fuddruckers core concept of the "World's Greatest Hamburger". The Company believes such consumer confusion was due in part to design changes to its restaurants opened in the last three fiscal years which de-emphasized the Butcher Shop and Bakery which, the Company believes, resulted in new customers not realizing the quality of the ingredients and freshness of the products used in making its sandwiches and other menu items when compared with its competitors. The Company believes it has addressed these issues for future Fuddruckers locations, although no Company Fuddruckers restaurants are presently planned to open in fiscal 1999. As discussed further below and under the caption "The Proposed Fuddruckers Transaction", the Company has decided to sell its Fuddruckers business in a transaction expected to close in November, 1998.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of Champps, improving operational excellence, and anticipated continued lower general and administrative expenses from historical levels resulting from actions taken since June 29, 1997 and the effects of the Spin-off, the Proposed Fuddruckers Transaction, and other related transactions, should provide it with the best opportunity for improved overall profitability.

Overall Results of Operations

Revenues grew $9.4 million, or 4.6%, to $215.3 million in fiscal 1998 compared with $205.9 million for fiscal 1997. The increase in revenues, as more fully explained in the segment discussion which follows, resulted from increases in Champps revenues offset, in part, by decreases in Fuddruckers and Specialty Concepts revenues. Cost of sales and operating expenses were essentially unchanged on a consolidated basis at 90.2% of restaurant sales in fiscal 1998 compared with 89.0% in fiscal 1997. However, each segment's results are separately discussed below.

The Company recorded impairment, exit and other costs of $24.6 million in fiscal 1998, and $21.7 million in fiscal 1997. Included in the fiscal 1998 amounts were $1.4 million related to the write-off of net assets and exit costs of the Great Bagel & Coffee business, $17.9 million related to impairment of Fuddruckers assets, $4.3 million related to the Company's put/call agreement with respect to a minority interest in 22 Fuddruckers restaurants, and exit costs of $0.3 million associated with closing two Fuddruckers restaurants and impairment charges of $0.7 million on Fuddruckers stores sold to a franchisee at year end. The Company expects to incur additional expenses aggregating $6.1 million in connection with the Proposed Fuddruckers Transaction which will be incurred and recorded during the first and second quarter of fiscal 1999. The Company estimates that approximately $12.3 million of these impairment, exit and other costs represent future cash outlays.

In the fourth quarter of fiscal 1997, the Company made decisions to close its non-traditional Specialty Concepts segment restaurants and to close or refranchise certain underperforming Fuddruckers restaurants which resulted in a pre-tax charge of approximately $16.2 million. Included in these costs were charges for impairment to the carrying value of assets closed or refranchised during fiscal 1998, reacquired franchise rights, lease termination fees and other exit costs, including severance costs, associated with the restaurants to be closed.

In fiscal 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," which resulted in a pretax charge of approximately $3.0 million in 1996. The provision included charges for impairments to the carrying value of certain restaurant assets, reacquired franchise rights, investments and certain other assets.

Champps

The following table sets forth certain financial information for Champps.

                                                                                                   (In thousands)
                                                                                    1998                1997                1996
                                                                                    ----                ----                ----
Restaurant sales                                                                 $  73,387           $  57,832           $  41,593
                                                                                 =========           =========           =========

Sales from Champps restaurants                                                       100.0%              100.0%              100.0%
Operating expenses:
   Labor costs                                                                       (33.0)              (33.0)              (33.1)
   Product costs                                                                     (29.0)              (28.9)              (28.8)
   Other operating expenses                                                          (27.8)              (25.7)              (23.2)
   Depreciation and amortization                                                      (4.0)               (8.2)               (8.6)
   Impairment, exit costs and other charges                                         --                  --                    (0.2)
   Merger costs                                                                     --                  --                    (6.3)
                                                                                 ---------           ---------           ---------
Restaurant unit contribution                                                           6.3%                4.2%               (0.2)%
                                                                                 =========           =========           =========

Restaurant unit contribution                                                    $    4,622          $    2,435         $       (74)
Gain on sale of franchise                                                              677                --                  --
Franchising and royalty income                                                         644                 539                 555
                                                                                 ---------           ---------           ---------
Restaurant unit, franchising and royalty contribution                           $    5,943          $    2,974         $       481
                                                                                 =========           =========           =========


Comparison of Fiscal Years Ended June 28, 1998 and June 29, 1997

Sales in Champps-owned restaurants increased approximately $15.6 million, or 27%, to $73.4 million for fiscal 1998 compared with $57.8 million a year ago. The increase primarily reflects three new Champps-owned restaurants in fiscal 1997 opened for the full current fiscal year, four new Champps-owned restaurants opened during 1998, and higher per restaurant average sales volumes ($5.6 million annually for same stores). Same store sales increased approximately 1% in 1998.

Restaurant unit contribution, for fiscal 1998 increased approximately $2.2 million to $4.6 million compared with $2.4 million in the preceding year. Operating margins for 1998 were impacted by lower depreciation offset, in part, by higher occupancy costs. Other operating expenses in 1998 include preopening costs directly incurred totaling $1.9 million. Preopening costs incurred in 1997 and prior years were capitalized and amortized over 12 months. Such amortization expense totaled $1.6 million in 1997 and was included in depreciation and amortization.

Comparison of Fiscal Years Ended June 29, 1997 and June 29, 1996

Sales in Champps-owned restaurants increased approximately $16.2 million, or 39%, to $57.8 million for fiscal 1997 compared with $41.6 million in 1996. The increase primarily reflected six new Champps-owned restaurants during 1996 opened for all of 1997, three new Champps-owned restaurants opened in 1997, and higher per restaurant average sales volumes. Same store sales increased approximately 1% in 1997.

Restaurant unit contribution, excluding impairment, exit costs and other charges and merger costs, for fiscal 1997 decreased approximately $0.2 million to $2.4 million compared with $2.6 million a year ago. Operating margins for 1997 were impacted by higher other operating expenses, primarily occupancy, lease and bank charges and initial higher operating expenses expressed as a percent of sales for new restaurants opened in 1997 during their first few months of operations

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers.

                                                                                                  (In thousands)
                                                                                  1998                 1997                 1996
                                                                                  ----                 ----                 ----
Restaurant sales                                                              $  133,858           $  137,624           $  131,592
                                                                              ==========           ==========           ==========

Sales from Fuddruckers-owned restaurants                                           100.0%               100.0%               100.0%
Operating expenses:
   Labor costs                                                                     (30.2)               (32.8)               (31.9)
   Product costs                                                                   (27.1)               (28.0)               (29.0)
   Other operating expenses                                                        (32.7)               (28.1)               (23.3)
   Depreciation and amortization                                                    (4.2)                (6.6)                (6.1)
   Impairment, exit costs and other charges                                        (16.3)                (6.6)                (1.9)
                                                                              ----------           ----------           ----------
Restaurant unit contribution                                                       (10.5)%               (2.1)%                7.8%
                                                                              ----------           ----------           ----------

Restaurant unit contribution                                                  $  (14,116)          $   (2,952)          $   10,323
Franchising and royalty income                                                     3,763                4,021                6,574
                                                                              ----------           ----------           ----------

Restaurant unit, franchising and royalty contribution                         $  (10,353)          $    1,069           $   16,897
                                                                              ----------           ----------           ==========

Comparison of Fiscal Years Ended June 28, 1998 and June 29, 1997

Sales decreased $3.8 million, or 2.7%, in fiscal 1998 compared with the same period a year ago. This decrease reflects the impact of the Company closing eight units in fiscal 1998 pursuant to previously announced plans offset, in part, by an increase in same store sales of 1%. Restaurant unit contribution, excluding impairment, exit and other charges, was 5.8% in fiscal 1998 compared with 4.5% in fiscal 1997. This improvement reflects lower labor costs and product costs offset, in part, by higher discounts and coupons associated with the Company's "Kids Eat Free Everyday" promotion from January 1, 1998 to Memorial Day in fiscal 1998, and its subsequent promotion, "Kids Eat for $.99 Everyday", introduced after Memorial Day. Depreciation and amortization expenses in fiscal 1998 were lower at 4.2% of sales compared with 6.6% last year and reflect the impact of insignificant amortization of preopening costs in the current year compared with $2.2 million a year ago, and closure of certain restaurants in 1998.

Franchising and royalty income decreased approximately $0.2 million for fiscal 1998. During fiscal 1998, the Company did not execute any international multi-unit development agreements. Royalty income from domestic franchised restaurants remained consistent for fiscal 1998 compared to the previous year.

Comparison of Fiscal Years Ended June 29, 1997 and June 29, 1996

Sales from Fuddruckers-owned restaurants increased approximately $6.0 million, or 4.6%, to $137.6 million for fiscal 1997 compared with $131.6 million for fiscal 1996. This increase reflects the addition of six new Fuddruckers-owned restaurants during fiscal 1997 and the impact of a full year of operations of 26 restaurants opened in fiscal 1996, offset by a 6.6% decline in comparable restaurant sales.

Restaurant unit contribution, excluding impairment, exit costs and other charges, decreased approximately $6.6 million. Operating margins continued to be negatively impacted by poor sales levels, higher labor and other non-food operating costs, and higher depreciation and amortization expenses offset, in part, by the impact of menu changes, a 3% price increase effective in early
December 1996 and improved product costs as a percentage of sales. Changes between years in labor costs, other non-food operating expenses and depreciation and amortization expressed as a percent of sales reflect the impact of lower average sales which reduced the ability of the Company to leverage these relatively fixed expenses.

Franchising and royalty income decreased approximately $2.6 million for fiscal 1997. During fiscal 1997, the Company did not execute any international multi-unit development agreements. Royalty income from domestic franchised restaurants remained consistent for fiscal 1997 compared to 1996.

Specialty Concepts

On June 28, 1998, the Company ceased the operations of its Great Bagel & Coffee business, which represented the sole remaining business of its former "Specialty Concepts" segment. This decision resulted in a charge of $1.4 million for exit costs associated with the termination of leases, severance and write-downs of fixed assets abandoned. Specialty Concepts has historically included the operations of the Great Bagel & Coffee Company and the operations of certain non-traditional foodservice venues such as restaurant operations conducted by the Company in Home Depot locations under the names Leo's Delicatessen and Fudd Cafes. During the fourth quarter of fiscal 1997, the Company decided to terminate its non-traditional restaurant operations leaving only the Great Bagel & Coffee business operating. The Specialty Concepts segment generated restaurant sales of $3.3 million in 1998, $5.3 million in 1997, and $2.9 million in 1996.

Selling, General and Administrative Expenses

Comparison of Fiscal Year Ended June 28, 1998 and June 29, 1997

Selling, general and administrative expenses were 9.2% of revenues in fiscal 1998 compared with 15.8% in fiscal 1997. This improvement relates primarily to head count and other reductions taken in 1998 coupled with the actual costs of maintaining the corporate overhead of the Company when compared with the allocation of DAKA International's overhead estimated in fiscal 1997 as previously discussed. The decrease in the current year also reflects lower marketing costs at Fuddruckers during 1998 as compared to 1997 as the Company's strategy in this segment in fiscal 1998 was to utilize the kid's meal promotion in lieu of marketing.

Comparison of Fiscal Year Ended June 29, 1997 and June 29, 1996

Selling, general and administrative expenses, including a component of depreciation and amortization related to corporate assets of DAKA International allocated to the Company, increased approximately $8.4 million to $32.6 million for fiscal 1997. This increase primarily reflects the impact of increased marketing efforts and costs for Fuddruckers, higher overhead, including severance costs, associated with the Specialty Concepts segment and ongoing investment in corporate infrastructures. Amounts for 1997 also include establishment of legal and other reserves.

Income Taxes

Prior to July 17, 1997, the operations of the Company were generally included in the consolidated U.S. federal income tax return and certain combined and separate state and local tax returns of DAKA International. A benefit in lieu of taxes for 1997 and 1996 has been presented as if the Company was a separate taxpayer. Given the Company's history of losses, no benefit for net operating losses were recognized in fiscal 1998. The Company's effective tax benefit rate was approximately 8.7% for 1997, compared with an effective tax benefit rate of approximately 7.7% for the comparable period of 1996. As of June 28, 1998, the Company had net operating loss carryforwards of approximately $24.5 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

Accounting Pronouncements Not Yet Adopted

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No.'s 130 and 131 during fiscal year 1999 and SFAS No. 133 during fiscal year 2000. Management does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

Year 2000 Compliance

The Company has an Information Technology Steering Committee (the "Committee") which has been given the assignment of evaluating year 2000 compliance for all of the Company's primary and mission critical software and hardware assets ("core systems") to correct or mitigate year 2000 compliance exposure. Based on the Committee's review, the Company has segregated its core systems into the following categories: consolidated accounting and financial reporting; payroll; restaurant sales and accounting; data transmission; office support; and banking services. Except for banking services, the Committee has completed its review of each of these categories and, as discussed further below, has identified several areas of non-compliance including Fuddruckers point of sale devices (cash registers) and payroll processing hardware and software as systems requiring upgrades and/or replacement in order to be year 2000 compliant.

With respect to consolidated accounting and financial reporting core systems, the Company utilizes nationally recognized systems such as Oracle, Windows, Novell and Xcellenet which are, or with readily available upgrades will be, year 2000 compliant. The Company estimates the costs to upgrade these systems are insignificant and its exposure to catastrophic year 2000 risk to be highly unlikely.

With respect to its payroll core systems, the Company's version of Ceridian software and the related hardware are year 2000 deficient. Ceridian and the Company are working together to provide a solution and the Company expects the solution to be in place by January 1, 1999. The Company presently estimates the cost to bring its payroll core systems year 2000 compliant to be approximately $200,000. The payroll core system is important to the Company's day to day operations. A failure of the payroll core system will be mitigated, however, by the reduction in force that will occur after the proposed Fuddruckers transaction closes. The Company believes that it could manage its payroll processes manually after the sale is completed.

The Company's restaurant sales and accounting core systems are segregated between Champps and Fuddruckers. The Champps systems are year 2000 compliant. The Fuddruckers systems will require upgrades of hardware and software which are currently available and are estimated to cost approximately $250,000. However, pending the sale of Fuddruckers, no action is planned at this time.

The Company's data transmission and office support core systems are year 2000 compliant in all significant respects. An analysis of the Company's banking services core systems will be delayed until after the pending Fuddruckers transaction is completed. The Company believes the size of the remaining business will greatly reduce any exposure in these core systems.

The Company has not completed its evaluation of year 2000 compliance of its primary vendors for impact on the Company. However, the Committee does not believe the Company faces any significant exposure from any vendor year 2000 issues given the availability of inventory, the size and stature of its primary vendors, and the relatively low technology nature of its business.

                        FINANCIAL CONDITION AND LIQUIDITY

At June 28, 1998, the Company had a working capital deficiency of $13.9 million. The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. The Company has been unable to obtain a line-of-credit with a bank during fiscal 1998, although equipment lease financing was obtained and remains available for future construction projects, if necessary. Given the Company's plans for the sale of its Fuddruckers restaurant chain, and existing sources of financing through sale-leaseback facilities, the Company does not anticipate any significant need for working capital for its primary business over the next twelve months. However, should the Proposed Fuddruckers Transaction fail to close, the effect on the Company's near-term liquidity could be adversely affected. Nonetheless, the Company believes its financial resources are sufficient to sustain operations through fiscal 1999. In the event that such resources are less than anticipated, the Company has the ability to curtail its Champps expansion program and further reduce non-essential operating costs to conserve working capital. Further, the Company believes that certain of its existing restaurant units can be used as collateral for obtaining loans and could provide working capital within a relatively short timeframe.

Capital expenditures for restaurant expansion during fiscal 1998 were funded primarily through $16.5 million of sale-leaseback and equipment financing under existing facilities and $5.7 million in cash contributions from operations and proceeds from the sale of property and equipment.

In December 1995, Champps obtained $40.0 million of sale-leaseback financing for the construction of new Champps restaurants. As of June 28, 1998, the construction of four Champps restaurants had been fully funded under this commitment and two had been partially funded. At June 28, 1998, $20.9 million was available for use. Any unused commitment expires on December 31, 1998.

During the first and second quarters of fiscal 1999, the Company expects to incur $6.1 million additional expenses related to the Proposed Fuddruckers Transaction. The Company estimates that it will expend $12.3 million in cash related to charges recorded during fiscal 1998 and the aforementioned additional expenses.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

As of June 28, 1998, the Company maintains a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate 10 percent increase in interest rates would not have a material effect on the Company's financial condition.

The Company's outstanding long-term debt at June 28, 1998 bears interest at fixed rates; therefore, the Company's results of operations would only be affected by interest rate changes to the extent that variable rate short-term notes payable are outstanding. Due to the short-term nature and insignificant amount of the Company's notes payable, an immediate 10 percent change in interest rates would not have a material effect on the Company's results of operations over the next fiscal year.

The Company's put obligations related to an obligations to repurchase the remaining 37% interest in Atlantic Restaurant Ventures, Inc. ("ARVI") is subject to market risk if the historical operations of ARVI improve. Based on historical trends and anticipated continued poor operational performance, the Company believes that the likelihood of an increase to the minimum put obligation of $5.4 million is not likely to occur.

Item 8.     Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-28 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.































                  [Remainder of page left intentionally blank]

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.

Directors of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on or about January 20, 1999, appearing therein under the captions "Election of Directors" and "Directors and Committees."

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:

Name                        Age        Position
----                        ---        --------

Donald C. Moore              44        Director, Chief Executive Officer,
                                         Chief Financial Officer and Treasurer

Donna L. Depoian             38        Vice President,
                                         General Counsel and Secretary

Donald C. Moore has served as Chief Executive Officer and a Director of the Company since July 21, 1998. He has served as Executive Vice President and Chief Financial Officer and Treasurer of the Company since June 1998 and was Senior Vice President and Chief Financial Officer and Treasurer from May 1997. He served as Senior Vice President and Chief Financial Officer and Treasurer of DAKA International from January 1997 to May 1997. From November 1995 through October 1996 he served as Senior Vice President and Chief Financial Officer for Al Copeland Investments, a multi-business, privately held corporation. From August 1990 until August 1995 he served principally as Senior Vice President and Chief Financial Officer of Rally's Hamburgers, Inc., a publicly held multi-unit quick service hamburger operator and franchiser.

Donna L. Depoian has served as Secretary, Vice President and General Counsel of the Company since May 1998. She served as Assistant Secretary and Acting General Counsel from February 1998 to May 1998 and as Assistant Secretary and Corporate Counsel since July 1997. Ms. Depoian also served as Assistant Secretary and Corporate Counsel for DAKA International, Inc. since April 1994. From May 1989 to April 1994, she practiced as an attorney for Bass & Doherty, P.C., a Boston law firm concentrating in business and commercial real estate. From February
1988 to April 1989 she practiced as an attorney for Rossman, Rossman and Eschelbacher, a Boston based law firm.

Item 11.   Executive Compensation.

There is incorporated in this Item 11 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on or about January 20, 1999, appearing therein under the caption "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on or about January 20, 1999, appearing therein under the caption "Principal Stockholders."

Item 13.   Certain Relationships And Related Transactions.

There is incorporated in this Item 13 by reference that portion of the Company's definitive proxy statement relating to it Annual Meeting to be held on or about January 20, 1999, appearing therein under the caption "Certain Relationships and Related Transactions".

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.       Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets - June 28, 1998 and June 29, 1997

         Consolidated Statements of Operations - Years ended June 28, 1998, June 29, 1997 and 1996.

         Consolidated Statements of Cash Flows - Years ended June 28, 1998, June 29, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity - Years ended June 28, 1998, June 29, 1997 and 1996.

         Notes to Consolidated Financial Statements - Years ended June 28, 1998, June 29, 1997 and 1996.

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

*  2.3     Agreement  and  Plan of  Merger  among  Champps  Entertainment,  Inc.
           ("Champps"), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA's Registration Statement on Form S-4 (File No. 33-65425) ("1996 DAKA Form S-4").

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

** 2.7 Stock Purchase Agreement, dated as of March 29, 1996, by and among DAKA, The Great Bagel & Coffee Franchising Corp., GBC Credit Company, Gemini Production Facility, Inc., The Great Bagel & Coffee Company, Mark C. Gordon, Brian H. Loeb, Jason R. Olivier, Michael F. Zerbib, Nicholas D. Zerbib, and Thierry E. Zerbib. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

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

   3.5 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

   4.2 Amended and Restated Shareholder Rights Agreement, dated as of January 30, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

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

*  10.7    Employment Agreement, dated as  of January 1, 1997, by  and  between
           DAKA and William H. Baumhauer.

*  10.8    Employment Agreement,  dated  as of January 1, 1997, by  and between
           DAKA and Allen R. Maxwell.

*  10.9    Employment Agreement,  dated as of  February 21, 1996,  by and among
           Dean P. Vlahos, DAKA and Champps.

**10.10 Third Amended and Restated Registration Rights Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Income L.P., Howdy S. Kabrins, La Salsa, Inc., Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for the Crown Trust, Theodore H. Ashford, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company as Master Trustee for Hughes Aircraft Retirement Plans, Charles A. Lynch, Sienna Limited Partnership I, Sienna Limited Partnership II, Sienna Holdings, Inc., as Nominee, InterWest Partners IV, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

**10.11 Fourth Amended and Restated Restricted Stock Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., Howdy S. Kabrins, La Salsa, Inc., InterWest Partners IV, Sienna Holding, Inc., Sienna Limited Partnership I, Charles A. Lynch, Theodore H. Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for The Crown Trust, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company, as Master Trustee, for Hughes Aircraft Retirement Plans, FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin, Vicki Tanner, Ronald
           D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

**10.12 La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co.

**10.13 Severance, Non-Competition and Confidentiality Agreement, dated as of March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

**10.14 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

  10.15    Separation Agreement, dated as of February 2, 1998, by and among Dean
           P. Vlahos, the Company and Champps.

  10.16 Asset Purchase Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

  10.17 Champps Restaurant Development Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

  10.18 Venturino Settlement Agreement, dated as of December, 1997, by and among Rita Venturino, Cosmos Phillips and Matthew Minogue, et. al. and DAKA International, Inc. and William H. Baumhauer.

  10.19 Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual. Restaurants, Inc.

  10.20 Employment Agreement, dated as of August 12, 1998, by and between Unique Casual Restaurants, Inc. and Donald C. Moore.

   21.1    Subsidiaries of the Company.

   23.1    Consent of Deloitte & Touche LLP

   24.1    Powers of Attorney.

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


                                           UNIQUE CASUAL RESTAURANTS, INC.
                                           (Registrant)


                                           By:  /s/Donald C. Moore
                                           Donald C. Moore
                                           Director, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer
                                           (Principal Executive, Financial and
                                           Accounting Officer)

Date:  October 9, 1998


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                                 Title

E. L. Cox*                                Chairman of the Board

Joseph W. O'Donnell*                      Director

Erline Belton*                            Director

Alan D. Schwartz*                         Director

/s/Donald C. Moore                        Director, Chief Executive Officer,
------------------------                  Chief Financial Officer and Treasurer
Donald C. Moore                           (Principal  Executive, Financial and
                                          Accounting Officer)

*By: /s/Donna L. Depoian                  Date:  October 9, 1998
    --------------------
Donna L. Depoian
Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT


Unique Casual Restaurants, Inc.:


We have audited the accompanying consolidated balance sheets of Unique Casual Restaurants, Inc. and subsidiaries as of June 28, 1998 and June 29, 1997 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of June 28, 1998 and June 29, 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, during the year ended June 28, 1998, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."



Deloitte & Touche LLP

Boston, Massachusetts
October 2, 1998

                         UNIQUE CASUAL RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      As of June 28, 1998 and June 29, 1997
                                 (In thousands)

                                                                                                           1998               1997
                                                                                                           ----               ----
ASSETS:
Current assets:
   Cash and cash equivalents (overdraft)                                                                $   (646)           $    172
   Restricted cash (Note 4)                                                                                2,602               5,000
   Accounts receivable, net                                                                                2,652               4,376
   Inventories (Note 4)                                                                                    4,168               3,975
   Prepaid expenses and other current assets                                                               1,567               1,387
                                                                                                        --------            --------
     Total current assets                                                                                 10,343              14,910
Property and equipment, net (Note 7)                                                                      73,723              94,673
Investments (Note 6)                                                                                       5,000               5,000
Other assets, net (Note 9)                                                                                 3,480              10,626
                                                                                                        --------            --------
   Total assets                                                                                         $ 92,546            $125,209
                                                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                                     $ 10,811            $ 10,397
   Accrued expenses (Note 10)                                                                              9,418              11,548
   Accrued transaction costs (Note 4)                                                                      1,800               6,347
   Current portion of long-term debt (Note 8)                                                              2,209               1,102
                                                                                                        --------            --------
     Total current liabilities                                                                            24,238              29,394
Long-term debt, net of current portion (Note 8)                                                            4,757               4,026
Other long-term liabilities                                                                                7,753              11,636
                                                                                                        --------            --------
     Total liabilities                                                                                    36,748              45,056
                                                                                                        --------            --------

Minority interests and obligations under put agreement (Note 12)                                           5,400               1,100
                                                                                                        --------            --------
Commitments and contingencies (Note 12)

Stockholders' equity (Note 2):
   Group equity                                                                                             --                79,053
   Common stock ($.01 par value per share; authorized 30,000
     shares and 11,593 and 1 issued and outstanding at June 28, 1998,
     and June 29, 1997, respectively)                                                                        116                --
   Additional paid-in capital                                                                             78,017                --
   Accumulated deficit                                                                                   (27,735)               --
                                                                                                        --------            --------

     Total stockholders' equity                                                                           50,398              79,053
                                                                                                        --------            --------
       Total liabilities and stockholders' equity                                                       $ 92,546            $125,209
                                                                                                        ========            ========






See notes to consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Fiscal Years Ended June 28, 1998, June 29, 1997 and 1996
                    (In thousands, except per share amounts)


                                                                                        1998               1997              1996
                                                                                        ----               ----              ----
Revenues:
   Sales                                                                              $ 210,569         $ 200,741         $ 176,050
   Franchising and royalty income                                                         4,752             5,143             7,705
                                                                                      ---------         ---------         ---------
     Total                                                                              215,321           205,884           183,755
                                                                                      ---------         ---------         ---------

Costs and expenses:
   Cost of sales and operating expenses                                                 189,834           178,638           148,155
   Selling, general and administrative expenses                                          19,859            32,603            24,181
   Depreciation and amortization                                                          8,724            15,547            12,136
   Impairment, exit costs and other charges                                              24,625            21,671             3,026
   Gain on sale of restaurant to related party (Note 3)                                    (677)             --                --
   Merger costs                                                                            --                --               2,900
   Interest expense                                                                         494               744               641
   Interest income                                                                         (790)             (487)             (353)
                                                                                      ---------         ---------         ---------
     Total                                                                              242,069           248,716           190,686
                                                                                      ---------         ---------         ---------

Loss before income tax benefit, minority interests and cumulative effect of change in accounting for
   preopening costs                                                                     (26,748)          (42,832)           (6,931)
Income tax benefit                                                                         --              (3,721)             (536)
Minority interests                                                                         --                 (68)             (725)
                                                                                      ---------         ---------         ---------
Loss before cumulative effect of change in accounting for
   preopening costs                                                                     (26,748)          (39,043)           (5,670)
Cumulative effect of change in accounting for preopening costs (Note 4)                    (987)             --                --
                                                                                      ---------         ---------         ---------
     Net loss                                                                         $ (27,735)        $ (39,043)        $  (5,670)
                                                                                      =========         =========         =========
Basic and diluted loss per share before cumulative effect of
   change in accounting for preopening costs                                          $   (2.33)
Cumulative effect per share of change in accounting for
   preopening costs                                                                       (0.08)
                                                                                      ---------
Basic and diluted loss per share                                                      $   (2.41)
                                                                                      =========
Pro forma basic and diluted loss per share                                                              $   (3.42)
                                                                                                        =========
Weighted average shares outstanding                                                      11,489
Pro forma weighted average shares outstanding                                                              11,425




See notes to consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Fiscal Years Ended June 28, 1998, June 29, 1997 and 1996
                                 (In thousands)

                                                                                             1998             1997            1996
                                                                                             ----             ----            ----
Cash flows from operating activities:
Net loss                                                                                   $(27,735)       $(39,043)       $ (5,670)
Cumulative effect of change in accounting for preopening costs                                  987            --              --
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                           10,227          15,547          12,136
     Non-cash compensation                                                                      265            --              --
     Gain on sale of property and equipment                                                     (56)           --              --
     Gain on sale of restaurant to related party                                               (677)           --              --
     Impairment, exit costs and other charges                                                24,625          21,671           3,026
     Deferred income taxes                                                                     --               454             763
     Minority interests                                                                        --               (68)           (725)
Changes in assets and liabilities, net of acquisitions and impairments:
     Restricted cash                                                                          2,398          (5,000)           --
     Accounts receivable, net                                                                   314           1,133          (2,733)
     Inventories                                                                               (193)         (1,312)           (855)
     Prepaid expenses and other assets                                                       (4,838)         (1,428)         (7,849)
     Accounts payable and accrued expenses                                                   (6,263)          8,481            (845)
     Other long-term and deferred liabilities                                                 2,473             398           1,385
                                                                                           --------        --------        --------
       Net cash provided by (used in) operating activities                                    1,527             833          (1,367)
                                                                                           --------        --------        --------
Cash flows from investing activities:
Purchases of property and equipment                                                          (7,318)        (23,865)        (51,572)
Proceeds from sale of restaurant to related party                                             1,515            --              --
Investment in affiliate                                                                        --              --            (5,000)
                                                                                           --------        --------        --------
     Net cash used in investing activities                                                   (5,803)        (23,865)        (56,572)
                                                                                           --------        --------        --------
Cash flows from financing activities:
Proceeds from equipment financing                                                             3,642            --              --
Proceeds from sale-leaseback facility                                                         1,338          11,489          18,651
Proceeds from issuance of common stock                                                          343            --              --
Contributed capital                                                                            --             9,080          39,932
Repayments of long-term debt (Note 8)                                                        (1,865)         (2,646)         (1,090)
                                                                                           --------        --------        --------
     Net cash provided by financing activities                                                3,458          17,923          57,493
                                                                                           --------        --------        --------

Net decrease in cash and cash equivalents                                                      (818)         (5,109)           (446)

Cash and cash equivalents, beginning of year                                                    172           5,281           5,727
                                                                                           --------        --------        --------
Cash and cash equivalents (overdraft), end of year                                         $   (646)       $    172        $  5,281
                                                                                           ========        ========        ========


See notes to consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY Fiscal Years Ended June 29, 1996 and 1997 and June 28, 1998
                             (Amounts in thousands)

                                                                             Additional
                                                                 Common        Paid-in      Accumulated       Group
                                                     Shares       Stock        Capital        Deficit         Equity         Total
                                                     ------       -----        -------        -------         ------         -----
Balance, July 1, 1995                                  --       $    --       $    --       $    --        $  73,979      $  73,979
Contributed capital:
   Cash                                                --            --            --            --           39,932         39,932
   Non-cash                                            --            --            --            --              653            653
Net loss                                               --            --            --            --           (5,670)        (5,670)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 29, 1996                                 --            --            --            --          108,894        108,894
Contributed capital:
   Cash                                                --            --            --            --            9,080          9,080
   Non-cash                                            --            --            --            --              122            122
Net loss                                               --            --            --            --          (39,043)       (39,043)
Common shares issued                                      1          --            --            --             --             --
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 29, 1997                                    1          --            --            --           79,053         79,053
Net liabilities contributed by
   former Parent                                       --            --            --            --           (1,528)        (1,528)
Common stock issued in connection
   with distribution by former
   Parent                                            11,425           114        77,411          --          (77,525)          --
Common shares issued                                    167             2           606          --             --              608
Net loss                                               --            --            --         (27,735)          --          (27,735)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 28, 1998                               11,593     $     116     $  78,017     $ (27,735)     $    --        $  50,398
                                                  =========     =========     =========     =========      =========      =========















See notes to consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Fiscal Years Ended June 28, 1998, June 29, 1997 and 1996

1.     Background, Basis of Presentation and Description of Business

Background

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation formed on May 27, 1997 which was spun-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off" or "Spin-off Transaction"). The Company's principal business activities are to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company.

Basis of Presentation

The accompanying consolidated financial statements for fiscal 1998 include the accounts of Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI"), Atlantic Restaurant Ventures, Inc. ("ARVI") and Restaurant Consulting Services, Inc. ("RCS") (collectively, the "Spun-off Operations"). The historical DAKA International basis in the assets and liabilities of the Spun-off Operations transferred to the Company in connection with the transactions described in Note 2 have been recorded as the
Company's   initial  cost  basis.  The  accompanying  1996  and  1997  financial statements are combined financial statements which present the combined financial position, results of operations and cash flows of the Spun-off Operations in a manner similar to a pooling-of-interests. Minority stockholders' equity in earnings (losses) of less than 100% owned subsidiaries is presented as minority interests in the accompanying consolidated financial statements (see
Note 10). Significant intercompany balances and transactions have been eliminated in consolidation.

Business Activities of the Company

The Company's Fuddruckers and Champps operations serve customers in casual and upscale restaurant settings, respectively, throughout the United States, Canada, and the Middle East. Restaurant operations are conducted through Company-owned and franchised stores. The Great Bagel & Coffee operations provided coffee, bagels and sandwich items in a cafe setting in western locations of the United States. As discussed more fully in Note 3, the Company ceased all operations of the Great Bagel & Coffee Company on June 28, 1998. Also, as discussed more fully in Note 3, on July 31, 1998, the Company agreed to sell, subject to shareholder approval, its Fuddruckers subsidiaries to King Cannon, Inc. for $43.0 million, subject to adjustment, in a transaction expected to close in November 1998. As a result, the operations of the Company in the future are expected to be primarily the ownership, operations and franchising of Champps.

At June 28, 1998, the Company had a working capital deficiency of $13.9 million. The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. The Company has been unable to obtain a line-of-credit with a bank during fiscal 1998, although equipment lease financing was obtained and remains available for future construction projects, if necessary. Given the Company's plans for the sale of its Fuddruckers restaurant chain, and existing sources of financing through sale-leaseback facilities, the Company does not anticipate any significant need for working capital for its primary business over the next twelve months. However, should the Fuddruckers transaction fail to close, the effect on the Company's near-term liquidity could be adversely affected. Nonetheless, the Company believes its financial resources are sufficient to sustain operations through fiscal 1999. In the event that such resources are less than anticipated, the Company has the ability to curtail its Champps expansion program and further reduce non-essential operating costs to conserve working capital. Further, the Company believes that certain of its existing restaurant units can be used as collateral for obtaining loans and could provide working capital within a relatively short timeframe.

Subsequent to June 28, 1998, the Company announced it had retained Bear Stearns & Co., Inc. to assist the Board of Directors in evaluating and seeking strategic alternatives for the Company in light of the pending Fuddruckers transaction, including a possible sale of the Company. There can be no assurance, however, that the Company will pursue a sale or any other specific alternative or that it will be able to reach any agreement or complete any transaction that it may undertake.

2.     Formation of the Company

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed, upon the satisfaction of certain conditions, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997 (the "Spin-off Transaction Date"). Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company.

During 1998, certain remaining non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of notes receivable, property and equipment, and accounts payable, accrued expenses and certain contingent liabilities. These assets and liabilities resulted in a net decrease to group equity of approximately $1.5 million and have been recorded within their respective captions during fiscal 1998.

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

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The promissory note was contributed to the Company as part of the Additional Capital Contribution. The Company also received DAKA International's 50% interest in RCS at the Spin-off Transaction Date. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company consolidates RCS' operations until such time as the obligations of RCS to the Company are satisfied.

3.     Acquisition and Disposition Transactions

Pending Sale of Fuddruckers

On July 31, 1998, the Company agreed to sell all of the issued and outstanding stock of Fuddruckers, Inc. and subsidiaries to King Cannon, Inc. (the "Fuddruckers Sale"). The purchase price for Fuddruckers is $43.0 million, subject to certain adjustments based on, among other things, the level of Fuddruckers fiscal 1998 earnings before interest, taxes, depreciation and amortization (EBITDA), calculated pursuant to the Stock Purchase Agreement, and closing date working capital. The transaction is subject to the Company's stockholders' approval and certain other closing conditions. The Company expects the transaction will close in November, 1998, although there can be no assurance that the transaction will close.

Pursuant to the Stock Purchase Agreement, the Company has agreed to settle certain cash obligations not assumed by the buyer, including equipment lease termination costs. Such expenses are expected to aggregate $6.1 million and will be recorded as incurred during the first and second quarters of fiscal 1999.

Closure of Great Bagel and Coffee

On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. Previously, on December 30, 1997, Great Bagel & Coffee had acquired the assets and liabilities of one of its former franchisees, then operating a commissary and eight Great Bagel & Coffee restaurants in Phoenix, Arizona. The Company had hoped that this transaction would help Great Bagel & Coffee improve sales and margins, and also provide the best opportunity for a possible sale of the business. However, the business did not improve and no buyer or strategic partner could be located. Accordingly, a decision was reached to close the business. The Company has recorded impairment and exit costs associated with this decision of $1.4 million in the accompanying consolidated financial statements. Of this amount, $200,000 is estimated to represent future cash obligations.

Other Transactions

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

On March 31, 1996, DAKA International sold a restaurant to one of the Selling Stockholders of ADC in exchange for a $1.3 million promissory note collateralized by the assets of the restaurant. Interest accrues at the rate of 8.5% per annum and is payable in monthly installments. The note matures on March 31, 2003, at which time the outstanding balance of $1.2 million will be due. Based on an independent valuation, the book value of the restaurant assets sold approximated their fair market value at March 31, 1996.

On February 2, 1998, the Company sold a Champps restaurant in Minnetonka, Minnesota to Dean Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps Americana, Inc., for $2.9 million representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1.5 million and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain of approximately $700,000 on this transaction.

4.     Summary of Significant Accounting Policies

Fiscal Year

Beginning in fiscal 1997, the Company's fiscal year ends on the Sunday closest to June 30th. Prior to fiscal 1997, the Company's fiscal year ended on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended June 28, 1998, June 29, 1997 and 1996 are referred to as 1998, 1997 and 1996, respectively. Fiscal 1998, 1997 and 1996 each contain 52 weeks.

Allocation of Certain Expenses

The 1997 and 1996 operations of the Spun-off Operations, as presented herein, include allocations and estimates of certain expenses, principally corporate accounting and tax, cash management, corporate information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International. The amount of such allocated expenses in these consolidated financial statements were allocated by management based upon a variety of factors including, for example, personnel, labor costs and sales volumes. Such allocations have been reported within selling, general and administrative expenses and aggregate $9.8 million and $7.8 million for 1997 and 1996, respectively. Management believes these allocations were made on a reasonable basis. However, the accompanying 1997 and 1996 consolidated financial statements may not necessarily be indicative of the conditions that would have existed, the financial position, or results of operations, if the Spun-off Operations had been operated as a separate entity.

The accompanying 1997 and 1996 consolidated financial statements do not include an allocation of interest expense associated with DAKA International's revolving line-of-credit agreements as such obligations were assumed by Compass pursuant to the terms of the Spin-off Transaction. Interest on long-term obligations transferred to the Company has been included in the Company's 1997 and 1996 consolidated statement of operations.

Significant Estimates

In the process of preparing its consolidated financial statements in accordance with generally accepted accounting principles, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property, equipment and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for workers compensation, general liability and health insurance programs. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operations.

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

Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $2.6 million and $5.0 million at June 28, 1998 and June 29, 1997, respectively. Such collateral commitments begin to expire during 1999 and accordingly they have been classified as current assets in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares with replacements charged to expense when purchased. Approximately 80% of the Company's food products and supplies are purchased under a distribution contract with Sysco Corporation.

The components of inventories are as follows:
                                                       (In thousands)
                                                    1998              1997
                                                    ----              ----

Food and liquor products                         $  1,252          $  1,234
Smallwares                                          2,185             1,871
Supplies                                              731               870
                                                 --------          --------
                                                 $  4,168          $  3,975
                                                 ========          ========

Prepaid Expenses and Other Current Assets

Through June 29, 1997, the Company had capitalized direct incremental preopening costs associated with the opening of new or the expansion and major remodeling of existing restaurants with such costs being amortized over twelve months. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires companies to expense all costs associated with preopening activities. The effect of adopting the provisions of SOP 98-5 during 1998 was to expense approximately $987,000 of capitalized costs existing at June 29, 1997 as of June 30, 1997. The Company has reported this expense as the cumulative effect of an accounting change in the accompanying consolidated financial statements.

Property and Equipment

Property and equipment is stated at cost. The cost assigned to assets acquired in connection with acquisition transactions is generally based upon independent appraisals of the assets acquired. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the estimated useful life. Useful lives range from 15 to 30 years for buildings and leasehold improvements and three to ten years for equipment.

Accrued Transaction Costs

Accrued Transaction costs included legal, accounting and other costs associated with completing the Spin-off Transaction at June 28, 1998 and June 29, 1997.

Accrued Insurance Costs

The Company has purchased commercial insurance to cover workers' compensation, general liability, and various other risks for claims incurred after June 29, 1997. Through June 29, 1997, the Company was self-insured for workers' compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the Spin-off Transaction, the Company is obligated to indemnify Compass for all claims arising subsequent to the Spin-off Transaction, including claims related to employees of DAKA International not continuing with the Company after the Spin-off Transaction, that relate to events occurring prior to the Spin-off Transaction Date. The Company believes that any claims related to its obligation to further indemnify Compass after June 28, 1998 are not material.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred royalty buy-down payments, the liability under long-term incentive compensation plan, deferred rent liabilities and management's estimate of the non-current portion of the liability related to the Company's workers' compensation and general liability self-insurance program.

Deferred Rent Assets and Liabilities

Deferred rent assets, included in other assets, represent the difference between the cost and the net proceeds received from property sold pursuant to sale-leaseback agreements and are amortized on a straight-line basis over the initial term of the lease. For leases which contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. In addition, lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Group Equity

Prior to the Distribution, group equity represented the net intercompany activities between the Company and DAKA International. As of June 29, 1997, the Company had issued 1,000 shares of its common stock, par value $.01 per share, to DAKA International for $.01 in connection with its formation. Such shares were reported within group equity for purposes of the 1997 consolidated financial statements.

Revenue Recognition

The Company records sales from its restaurant operations and franchise and royalty fees as earned.

Franchising and Royalty Income

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. The Company also enters into development agreements granting franchisees the exclusive right to develop and operate restaurants in certain territories in exchange for a development fee.

Amounts received in connection with such development agreements are recognized as franchise fee revenues when earned since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee for each unit opened. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. The Company recognized development and franchise fee revenues of $438,000, $690,000 and $3,406,000 during 1998, 1997 and 1996, respectively.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. Advance payments received in connection with royalty buy-down agreements are deferred and recognized at the reduced royalty rate during the royalty buy-down period specified in the agreements. The remaining balance of the advance payments is recognized on a straight-line basis over the remaining term of the agreement. The Company recognized royalty revenues of $4,314,000, $4,453,000 and $4,299,000 during 1998, 1997, and 1996, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Targeted jobs tax credits and foreign tax credits are treated as a reduction of income tax expense in the year such credits are utilized.

Prior to the Distribution, the Spun-off Operations were generally included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of DAKA International. For purposes of the 1997 and 1996 financial statements, a credit in lieu of taxes has been presented as if the Company was a stand alone taxpayer. Current income tax liabilities (assets) were considered to have been paid (received) from DAKA International and were recorded through the group equity account.

The Company has entered into an indemnification agreement, whereby the Company has agreed to indemnify Compass against all state and federal income and other tax liabilities of DAKA International for any period before the Spin-off Transaction Date as well as any tax consequences resulting from the Spin-off Transaction. The Company believes that any amounts due to Compass under this indemnification agreement after June 28, 1998, if any, will not be material.

Accounting for Stock-Based Compensation

Effective June 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and has elected to disclose the required pro forma effect on results from operations and net income (loss) per share.

Options to purchase shares of DAKA International common stock held by employees remaining with the Company after the Distribution was converted into options to purchase shares of the Company's common stock in accordance with Emerging Issues Task Force Abstract 90-9 and, accordingly, such conversion had no effect on the Company's consolidated financial position or results of operations.

During 1998, the Company recorded compensation expense of $236,000 related to the repurchase from certain option holders of an aggregate of 172,044 common stock options at of $1.37 per option.

Cash Flow Information

Through the Distribution, the Company participated in DAKA International's centralized cash management system. As a result, the amount reported as cash in the accompanying 1997 and 1996 consolidated financial statements consists principally of cash funds held at restaurant unit levels and funds not transferred into the centralized cash management system.

Cash payments for interest aggregated $494,000, $454,000 and $641,000 in 1998, 1997 and 1996, respectively.

Capital lease obligations of $1,605,000 and $3,447,000 were incurred when the Company entered into leases for new restaurant and office equipment in 1997 and 1996, respectively.

Significant other non-cash investing and financing transactions are as follows:

1998

         The Company entered into direct financing operating leases totaling $16.5 million.

         Certain   non-restaurant   operating   assets  and   liabilities   were
         contributed to the Company in connection with the Spin-off Transaction resulting in a net decrease to stockholders' equity of $1,528,000.

         The Company also increased its obligations under a minority interest put obligation by $4.3 million.

1997

         The Company sold a restaurant under construction with a book value of $1,205,000, in exchange for a $1,200,000 promissory note.

1996

         The Company sold a restaurant with a book value of $1,306,000, in exchange for a $1,280,000 promissory note.

Equity and Pro Forma Loss Per Share

The authorized capital stock of the Company consists of 30,000,000 shares of common stock, of which 11,593,000 and 1,000 shares were issued and outstanding as of June 28, 1998 and June 29, 1997, respectively, and 5,000,000 shares of preferred stock, of which no shares are issued and outstanding. Approximately 11,425,000 shares were issued upon the consummation of the Spin-off Transaction.

During 1998 the Company adopted SFAS No. 128, "Earnings per Share." The pro forma loss per share for 1997 was computed using the weighted average number of shares outstanding as of June 29, 1997 for DAKA International after giving effect to the conversion, in connection with the Spin-off Transaction, of 11,912,000 shares of convertible preferred stock into 264,701 additional shares of common stock.

For purposes of the fiscal 1998 earnings per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive. Had such options been included in the computation. The weighted average shares would have increased by approximately 166,000.

Impairment of Long-Lived Assets, Exit Costs and Other Charges

The Company evaluates the carrying value of long-lived assets including property, equipment and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows from the applicable operation or independent appraisal).

In 1998, the Company recorded a provision of $24.6 million of which $17.9 million represents the impairment of certain Fuddruckers assets, $4.3 million relates to the Company's put/call agreement with respect to a minority interest in 22 Fuddruckers restaurants, $1.4 million represents exit costs associated with closing the Great Bagel & Coffee business, and $1.0 million relates to the exit costs for two closed stores and the disposition of two stores.

In 1997, the Company recorded a provision of $21.7 million of which $13.7 million represented impairment of net assets at restaurants which had been or were to be closed, $2.6 million related to exit costs associated with lease settlements and identified employee termination benefits, and $5.4 million consisting primarily of legal costs associated with the Spin-off and the sale of the Foodservice business.

In 1996, the Company recorded an approximate $3.0 million provision for impairments to the carrying value of certain restaurant assets, reacquired franchise rights, and certain other assets.

Reclassifications

Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Financial Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No.'s 130 and 131 during fiscal year 1999, and SFAS No. 133 during fiscal year 2000 and does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

5.       Merger with Champps and Great Bagel & Coffee

On February 21, 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA International, merged with and into Champps whereupon Champps became a wholly-owned subsidiary of DAKA International pursuant to an Agreement and Plan of Merger dated October 10, 1995 (the "Champps Merger Agreement"). Under the terms of the Champps Merger Agreement, the Champps common stockholders exchanged their holdings in Champps' common stock for 2,181,722 shares of DAKA International common stock valued at approximately $49,634,000 on the merger date. On April 3, 1996, DAKA International merged with Great Bagel & Coffee whereby DAKA International exchanged 339,236 shares of its common stock valued at approximately $8,566,000 for all outstanding shares of Great Bagel & Coffee common stock (collectively the "1996 Mergers" and the "1996 Merged Companies").

The 1996 Mergers were accounted for as poolings-of-interests and, accordingly, the accompanying 1996 financial statements include the accounts of Champps and Great Bagel & Coffee for all periods presented.

In connection with the 1996 Mergers, the Company recorded a charge for merger costs of $2,900,000. Included in these costs are legal, investment banking and professional fees associated with the transactions, and costs associated with combining the operations of previously separate companies and instituting certain operational efficiencies.

Transactions between the Company and the Merged Companies prior to the Mergers were not significant. The Company did not record an adjustment to conform the accounting policies of the Merged companies to the Company's, as such policies were generally comparable.

6.       Investments

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5.0 million. Each share of La Salsa Preferred Stock may be converted into La Salsa's Class D Common Stock at $1.50 per share and is redeemable at face value in installments beginning on March 3, 2000. Warrants to acquire shares of convertible redeemable preferred stock a 13.3% equity interest for approximately $7.1 million expired during fiscal 1997. The Company accounts for its investment in La Salsa on the cost method as the Company does not have the ability to exercise significant influence or control.

7.     Property, Plant and Equipment

Property and equipment consist of the following:

                                                           (In thousands)
                                                       1998              1997
                                                       ----              ----
Land                                                 $   5,861        $   8,039
Buildings and leasehold improvements                    68,647           82,260
Equipment                                               34,978           35,084
Construction in progress                                   549             --
                                                     ---------        ---------
                                                       110,035          125,383
Accumulated depreciation                               (36,312)         (30,710)
                                                     ---------        ---------
                                                     $  73,723        $  94,673
                                                     =========        =========

Interest costs incurred by DAKA International during the construction of new, or the expansion and major remodeling of existing restaurants were capitalized as a component of the cost of the property and allocated to the Company in the form of a credit to the group equity account. During 1997 and 1996, $122 and $653, respectively, of DAKA International interest costs were capitalized. No interest costs were capitalized in 1998.

8.       Long-Term Debt

The components of long-term debt are as follows:

                                                            (In thousands)
                                                        1998              1997
                                                        ----              ----
Notes payable                                         $   439           $   442
Capital lease obligations                               6,527             4,686
                                                      -------           -------
                                                        6,966             5,128
Less current portion                                   (2,209)           (1,102)
                                                      -------           -------
  Total                                               $ 4,757           $ 4,026
                                                      =======           =======

Maturities of long-term debt, including capital lease obligations, at June 28, 1998 are as follows:

                                      (In thousands)
     1999                                $ 2,209
     2000                                  1,954
     2001                                  1,665
     2002                                    673
     2003                                    465
                                         -------
                                         $ 6,966
                                         =======

In connection with the Spin-off Transaction, Compass assumed $110 million of the outstanding DAKA International debt, the security interests in the Company's assets were released in connection with the Spin-off Transaction, the Company has pledged eight Fuddruckers restaurants, furniture, fixtures and equipment of certain Champps and Fuddruckers restaurants and future royalties as collateral to creditors and to Compass pending the Company's release of certain guarantees (see Note 11) and the Company's payment of deposits and trade payables which will be satisfied at the close of the Fuddruckers sale.

9.       Other Assets

The components of other assets are as follows:

                                                            (In thousands)
                                                         1998             1997
                                                         ----             ----
Preopening costs, net                                  $   --          $    987
Reacquired franchise rights (1)                            --             2,862
Notes receivable                                          2,427           4,558
Deferred rent (1)                                          --             1,983
Other                                                     1,053           1,528
                                                       --------        --------
                                                          3,480          11,918
Less accumulated amortization                              --            (1,292)
                                                       --------        --------
                                                       $  3,480        $ 10,626
                                                       ========        ========

Notes receivable include two notes from franchisees bearing interest at 8.5% and 10%, require monthly payments and interest, and mature in 2003 and 2004.

(1) Certain other assets at June 28, 1998, are recorded at their net book value after giving effect for the impairments charges recorded during 1998 (see Note 4).

10.       Accrued Expenses

The components of accrued expenses are as follows:


                                                              (In thousands)
                                                           1998           1997
                                                           ----           ----
Salaries, wages and related taxes                        $ 4,258         $ 4,163
Taxes                                                      2,722           3,511
Other                                                      2,438           3,874
                                                         -------         -------
                                                         $ 9,418         $11,548
                                                         =======         =======


11.      Income Taxes

The income tax benefit is comprised of the following:

                                                       (In thousands)
                                               1998         1997          1996
                                               ----         ----          ----
Currently (receivable) payable:
Federal                                        $--        $(4,175)      $(1,299)
Deferred income tax expense                     --            454           763
                                               -----      -------       -------

Income tax benefit                             $--        $(3,721)      $  (536)
                                               =====      =======       =======

Deferred tax assets and (liabilities) are comprised of the following:

                                                                                                 (In thousands)
                                                                                1998                   1997                   1996
                                                                                ----                   ----                   ----
Current:
  Accrued expenses                                                           $    282               $  1,635               $    321
  Prepaid expenses                                                               (366)                  (330)                (1,467)
  Net operating loss carryforwards                                               --                      327                    327
  Other                                                                           526                    412                    591
  Less valuation allowance                                                       (442)                (2,044)                  --
                                                                             --------               --------               --------
                                                                             $      0               $      0               $   (228)
                                                                             --------               --------               --------
Noncurrent:
  Net operating loss carryforwards                                           $  9,457               $  4,704               $  4,876
  Depreciation and amortization                                                12,215                  6,069                    470
  Deferred income                                                                 268                    300                    166
  Accrued expenses                                                               --                    1,967                    729
  Less valuation allowance                                                    (21,940)               (13,040)                (5,559)
                                                                             --------               --------               --------
                                                                             $      0               $      0               $    682
                                                                             ========               ========               ========

The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):

                                                                                                       (In thousands)
                                                                                           1998             1997              1996
                                                                                           ----             ----              ----
Income tax  provision  (benefit)  computed  at  statutory  federal
   income tax rates                                                                      $ (9,707)        $(14,970)        $ (2,172)
Non-deductible costs                                                                          162              865            1,175
Increase in the valuation allowance                                                         7,298            9,525              535
Other, net                                                                                  2,247              859              (74)
                                                                                         --------         --------         --------
   Income tax benefit                                                                    $      0         $ (3,721)        $   (536)
                                                                                         ========         ========         ========

As of June 28, 1998, the Company had federal net operating loss carryforwards of approximately $24.5 million, expiring at various dates through 2013. Approximately $9.6 million of the losses relate to Fuddruckers and $4.0 million relate to Fuddruckers' 63% owned subsidiary, ARVI that are limited on an annual basis. For the fiscal years ended 1998, 1997 and 1996, the Company provided a valuation allowance for the tax benefit of the deferred tax assets not expected to be utilized based on historical operating results and other available evidence. During the fiscal years ended 1998, 1997 and 1996 the valuation allowance was increased by $7.3 million, $9.5 million and $0.5 million, respectively, principally as a result of the Company's losses.

12.      Commitments and Contingencies

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Spin-off including all losses or damages related to the purported class action lawsuit discussed further below. In addition, the Company entered into a Post-Closing Covenants Agreement which provides for post-closing payments by the Company to Compass under certain circumstances. Further, the Company agreed to a $15.0 million settlement with Compass pursuant to the Post-Closing Covenants Agreement and to reimburse Compass an additional $3.8 million for liabilities assumed by the Company but paid by Compass. The effect of this settlement has been reflected in the net distribution recorded in the accompanying consolidated financial statements. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the Spin-off Transaction Date but unidentified at such date. This indemnification begins to expire on December 31, 1998. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Leases

Pursuant to the terms of the Spin-off Transaction, the Company assumed the existing lease obligations and purchase commitments of DAKA International consisting principally of the corporate headquarters in Danvers, Massachusetts which expires during 2001.

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

In December 1995, Champps obtained a commitment for a $40.0 million development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, the Company would sell and lease-back from AEI, Champps restaurants to be constructed and would pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price would be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment expires on December 31, 1998. The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the Consumer Price Index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of Champps. As of June 28, 1998, four Champps restaurants had been fully funded under this commitment and two had been partially funded.

Future minimum lease payments pursuant to leases with noncancelable lease terms in excess of one year at June 28, 1998 are as follows:

Fiscal                                                      (In thousands)
Years                                                   Operating       Capital
Ending                                                    Leases        Leases
------                                                    ------        ------
1999                                                     $ 17,857      $  2,135
2000                                                       17,374         1,982
2001                                                       17,108         1,344
2002                                                       16,097           904
2003                                                       14,895           667
Thereafter                                                111,828          --
                                                         --------      --------
Total future minimum lease payments                      $195,159         7,032
                                                         ========      --------
Less amount representing interest                                          (505)
                                                                       --------
Present value of future minimum lease payments                         $  6,527
                                                                       ========

Total rent expense in 1998, 1997 and 1996 approximated $20.0 million, $21.0 million and $16.8 million, respectively. Contingent rentals included in rent expense are not material for the periods presented.

Included in property and equipment in 1998, 1997 and 1996 are approximately $9.3 million, $5.8 million and $5.8 million, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was approximately $2.6 million, $1.9 million and $1.2 million, respectively.

Put/Call Agreements

On October 22, 1993, the Company entered into an agreement with a partnership affiliated with the president of a majority-owned subsidiary of the Company pursuant to which the partnership agreed to purchase substantially all shares of common stock of the subsidiary not currently owned by the Company. The subsidiary operates 22 Fuddruckers restaurants. The partnership also invested $1.1 million in shares of the subsidiary's preferred stock which has been recorded as minority interest at June 29, 1997. Additionally, the Company and the partnership entered into a put/call agreement whereby the Company has an option to purchase and the partnership has the right to require the Company to purchase all the common and preferred stock of the subsidiary owned by the partnership for a purchase price of $5.4 million plus a premium based on the subsidiary's future financial performance. The put/call option is exercisable by either the Company or the partnership between March 15, 1999 and January 1, 2000, and, if exercised, is payable on January 31, 2000.

On the initial date of the put/call agreement and through June 29, 1997, the fair market value of the subsidiary's common stock plus the redemption value of the preferred stock was greater than the present value of the put/call price of $5.4 million based upon an independent valuation of the common stock obtained by the Company from an investment banking firm. At June 28, 1998, management of the Company believed that the market value of the Fuddruckers assets held by the subsidiary and not owned by the Company had decreased to a nominal level and, accordingly, the Company recorded a charge of $4.3 million to reflect the minority interest at its estimated purchase price under the put/call agreement.

Purchase Commitments

In July 1995, the Company entered into a five-year Exclusive Coffee Manufacturing Agreement (the "Coffee Agreement") with a third-party supplier of ground and whole bean coffees, including flavored and gourmet coffee products. Purchase prices to be paid by the Company were based on commodity market exchange prices.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including legal fees. On December 19, 1997, the parties entered into a Stipulation and Agreement of Settlement pursuant to which defendants deny any wrongdoing, and the parties agreed to settle the matter as a class action, subject to the court's approval, with payment of $3.5 million to the class. The Company has agreed to indemnify Compass for any losses or expenses associated with the complaint. On February 10, 1998, the Company announced that it had agreed to settle the case for $3.5 million. While defendants deny all of the allegations in the complaint and any wrongdoing whatsoever, they believed that settlement of the case was in the best interests of the Company and its stockholders to avoid the costs and risks of litigation. The settlement had no impact on results of operations and the settlement payment was funded from restricted cash deposits previously set aside for this contingency. As a result of the settlement, approximately $1.5 million in restricted cash deposits were returned to the Company. On January 27, 1998, the court preliminarily approved the settlement and set the timetable for granting final approval. The court concluded a final settlement hearing on April 27, 1998. The court took the matter under advisement and has not yet made its final determination concerning the settlement. While the Company cannot predict when the court will make that determination or what the court's determination ultimately will be, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company is also engaged in various other actions arising in the ordinary course of business or pursuant to agreement with Compass as previously discussed. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

13.      Stock Options and Employee Benefit Plans

Stock Options

On July 17, 1998, the Company adopted a stock option and restricted stock plan for the benefit of the employee and non-employee directors of the Company whereby the Company authorized and reserved for issuance 1,250,000 shares of common stock. In connection with the Spin-off Transaction, each outstanding option held by a Company employee to acquire DAKA International common stock was converted into an option to acquire one share of common stock of the Company and one share of common stock of DAKA International (the "Adjusted Options"). The exercise prices of the Adjusted Options were determined such that each option holder will remain in an equivalent economic position before and after the Spin-off Transaction.

Through the date of the Spin-off Transaction, the Company's employees participated in various incentive and non-qualified stock option plans sponsored by DAKA International (the "Plans"). The Plans provided for the granting of options for terms of up to ten years to eligible employees at exercise prices equal to the fair market value of the DAKA International common stock on the date of the grant. At June 29, 1997 and 1996, 445,980 and 539,146 options to purchase shares of DAKA International common stock under the Plans were exercisable by the Company's employees at exercise prices ranging from $2.50 to $35.94 per share.

The following table presents activity under the Company's stock option plan:

                                                                                                      Weighted
                                                                             Number of                 Average          Grant Date
                                                                              Options              Exercixe Price       Fair Value
                                                                              -------              --------------       ----------
Outstanding at July 17, 1997                                                      --                    --
   DAKA International adjusted options                                         597,554               $   6.10
   Granted                                                                     569,850                   6.31          $ 1.28 - 1.63
   Exercised                                                                   (70,280)                  2.93
   Forfeited                                                                  (245,894)                 10.92
                                                                              --------               --------
Outstanding at June 28, 1998                                                   851,230               $   5.11
                                                                              ========               ========

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                      Weighted
                                                                       Average
                                                      Options        Exercisable
                                                    Exercisable        Price
                                                    -----------        -----
July 17, 1997                                         487,689         $   6.40

June 28, 1998                                         246,265             3.16


The following table sets forth information regarding options outstanding at June 28, 1998:

                                                                Weighted
                                                                 Average           Weighted
                                    Number                      Remaining        Average Price
Number of    Range of             Currently       Weighted     Contractual       for Currently
 Options     Prices              Exercisable    Average Price      Life           Exercisable
 -------     ------              -----------    -------------      ----           -----------
268,405    $1.21  -  4.86          208,405         $ 2.30           4              $ 2.28
 25,225     5.19  -  5.85           11,225           5.46           4                5.66
 15,100     6.03  -  6.28           11,100           6.21           6                6.19
513,600              6.31             --             6.31           9                 --
 28,900      6.50 - 13.80           15,535           9.03           6               11.00

The Company applies APB Opinion No. 25 to account for various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if compensation cost for stock option grants issued to Company employees during 1998, 1997 and 1996 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per share would have been increased to the pro forma amounts shown below:

                                        (In thousands, except per share amounts)
                                            1998           1997         1996
                                            ----           ----         ----
Net loss:
   As reported                            $ 27,735      $ 39,043      $  5,670
   Pro forma                                28,869        39,943         6,470
Net loss per share:
   As reported                            $   2.41      $   3.42
   Pro forma - as adjusted                    2.51          3.50


The pro forma net loss reflects the compensation cost only for those options granted during 1998, 1997 and 1996. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to July 2, 1995 is not considered. Therefore, the full potential impact of compensation cost of the Company's and DAKA International's stock plans under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above for the Company.

The fair value of each stock option granted in 1998, 1997 and 1996 under DAKA International stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

             Weighted-       Average
              Average        Expected                      Dividend
           Risk Free Rate     Life          Volatility       Yield
           --------------     ----          ----------       -----
1996            6.28%        4 years            50.00%        0%
1997            6.28%        4 years            50.00%        0%
1998            5.36%        4 years            14.73%        0%

The weighted-average fair values per share of stock options granted during 1998, 1997 and 1996 were $2.14, $4.13 and $10.74, respectively. It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the "Plan"). Under the Plan, eligible employees of the Company may participate in quarterly offerings of shares made by the Company. The participating employees purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions.

Shareholders' Rights Plan

On January 30, 1998, the Company adopted a Shareholder Rights Plan designed to enhance the Company's ability to protect all of its shareholders' interests and the ensure that all shareholders receive fair treatment in the event of any potential sale of the Company. In connection with this plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to shareholders of record as of the close of business on February 11, 1998. These rights become exercisable after January 30, 1998 or if a person who owns 10% or more of the common stock of the Company is determined to be an "adverse person" by the Board of Directors, or if a person commences a tender offer that would result in that person owning 15% or more of the common stock of the Company. In the event the rights become exercisable, after January 30, 1998 each holder of a right (other than the person causing the exercise) would be entitled to acquire such number of shares of preferred stock which are equivalent to the Company's common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. Both plans enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the Plan have been determined by the Board for fiscal 1998, and by DAKA International before the Spin-off Transaction. The Company contributed $25,000 and $204,000 to the Plan in 1997 and 1996, respectively. No contribution was paid in 1998 although the Company plans to contribute $50,000 subsequent to year end.

Long-Term Incentive Plan

Effective July 3, 1994, the Company implemented a long-term incentive compensation plan ("LTIP") for its former Chief Executive Officer whereby a portion of the increase in the market value of DAKA International's common stock over predefined amounts, was payable in either cash or stock at the option of the Company. Amounts payable under the LTIP were scheduled to vest on June 30, 1997.

On May 22, 1997, the Board of Directors of DAKA International amended the LTIP. Under the terms of the amendment, the former Chief Executive Officer's right to receive a performance award was amended to provide for the granting of an option which would vest on June 30, 1997 to acquire 228,260 shares of DAKA
International Common Stock at an exercise price of $12.07 (the "Deemed LTIP Option"). Upon consummation of the Spin-off Transaction, the Deemed LTIP Option was converted in a manner similar to the Adjusted Options and the Company purchased the former Chief Executive Officer's Deemed LTIP Option. At June 29, 1997, $265,000 had been accrued representing the expected payment to be made after the consummation of the Spin-off Transaction. During 1998, the Company obligation to the former Chief Executive Officer was settled through the issuance of 37,973 shares of common stock of the Company.

14.      Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

Current Assets and Liabilities - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

Notes Receivable - The carrying value of notes receivable approximates fair value and was estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers with similar credit ratings, or if the loan is collateral dependent, management's estimate of the fair value of the collateral.

Capital lease obligations - The carrying value of capital lease obligations approximates fair value based upon current market interest rates.

Investments in La Salsa Preferred Stock - The carrying cost of La Salsa Preferred Stock approximates fair value given the relative illiquidity of La Salsa Preferred Stock in the private equity market.





























                  [Remainder of page left intentionally blank]

15.     Business Information

Income from restaurant and franchising operations have been determined applying the accounting policies in Note 4. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's Champps, Fuddruckers and Specialty Concepts businesses for 1998, 1997 and 1996:

                                                                                                        (In thousands)
                                                                                             1998            1997            1996
                                                                                             ----            ----            ----
Total Revenues:
   Sales from Champps-owned restaurants                                                   $  73,387       $  57,832       $  41,593
   Franchising and royalty income - Champps                                                     644             539             555
   Sales from Fuddruckers-owned restaurants                                                 133,858         137,624         131,592
   Franchising and royalty income - Fuddruckers                                               3,763           4,021           6,574
   Sales from Specialty Concepts unit operations                                              3,324           5,285           2,865
   Franchising and royalty income - Specialty Concepts                                          345             583             576
                                                                                          ---------       ---------       ---------
     Total revenues                                                                       $ 215,321       $ 205,884       $ 183,755
                                                                                          =========       =========       =========

Champps:
   Sales from Champps-owned restaurants                                                   $  73,387       $  57,832       $  41,593
Operating expenses:
     Labor costs                                                                             24,212          19,048          13,797
     Product costs                                                                           21,276          16,735          11,981
     Other operating expenses                                                                20,363          14,880           9,631
     Depreciation and amortization                                                            2,914           4,734           3,596
     Impairment and exit costs                                                                 --              --                62
     Merger costs                                                                              --              --             2,600
                                                                                          ---------       ---------       ---------
   Restaurant unit contribution                                                               4,622           2,435             (74)
     Franchising and royalty income                                                             644             539             555
     Gain on sale of franchise                                                                  677            --              --
                                                                                          ---------       ---------       ---------
   Restaurant unit, franchising and royalty contribution                                  $   5,943       $   2,974       $     481
                                                                                          =========       =========       =========

Fuddruckers:
   Sales from Fuddruckers-owned restaurants                                               $ 133,858       $ 137,624       $ 131,592
Operating expenses:
     Labor costs                                                                             40,396          45,204          41,944
     Product costs                                                                           36,316          38,524          38,203
     Other operating expenses                                                                43,814          38,731          30,719
     Depreciation and amortization                                                            5,644           9,010           7,953
     Impairment and exit costs                                                               21,804           9,107           2,450
                                                                                          ---------       ---------       ---------
   Restaurant unit contribution                                                             (14,116)         (2,952)         10,323
     Franchising and royalty income                                                           3,763           4,021           6,574
                                                                                          ---------       ---------       ---------
   Restaurant unit, franchising and royalty contribution                                  $ (10,353)      $   1,069       $  16,897
                                                                                          =========       =========       =========

                                                                                                        (In thousands)
                                                                                             1998            1997            1996
                                                                                             ----            ----            ----
Specialty Concepts:
   Restaurant unit, franchising and royalty contribution (1)                              $  (1,401)      $  (7,756)      $     595
                                                                                          =========       =========       =========

Total restaurant unit, franchising and royalty contributions                              $  (5,811)      $  (3,713)      $  17,973

Selling, general and administrative expenses (2)                                             19,848          33,423          24,616

Other charges                                                                                 1,385           5,439            --
Interest expense                                                                                494             744             641
Interest income                                                                                (790)           (487)           (353)
                                                                                          ---------       ---------       ---------
Loss before income taxes, minority interests, and cumulative effect of change
   in accounting for preopening costs                                                     $ (26,748)      $ (39,043)      $  (5,670)
                                                                                          =========       =========       =========


(1)  Depreciation  expense included in the contribution from Specialty  Concepts
     totaled  $166,000,   $985,000,   and  $152,000  in  1998,  1997  and  1996,
     respectively.

(2) Selling, general and administrative expenses include depreciation expense on corporate assets of $1,503,000, $820,000 and $435,000 in 1998, 1997 and
     1996, respectively.

The following table presents total assets for each of the businesses of the Company excluding any intercompany balances:

                                                             (In thousands)
                                                         1998              1997
                                                         ----              ----
Champps                                               $ 31,830          $ 30,512
Fuddruckers                                             52,379            86,080
Corporate and other (3)                                  8,637             8,617
                                                      --------          --------
                                                      $ 92,846          $125,209
                                                      ========          ========


(3)  Corporate assets include computer equipment and deposits.

16.     Quarterly Results (Unaudited)

The following unaudited quarterly financial data should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Results of Operations and Financial
Condition:

                                                                              (In thousands, except per share amounts)
                                                                  First        Second         Third         Fourth
                                                                 Quarter       Quarter        Quarter       Quarter         Total
                                                                 -------       -------        -------       -------         -----
1998:
Revenues                                                       $  52,442      $  52,266      $  54,834     $  55,779      $ 215,321
Gross profit                                                      14,473         14,093         14,627        15,631         58,824
Income (loss) before income taxes, minority
   interests and cumulative effect of change in
   accounting for preopening costs (1)                              (895)          (456)           798       (26,195)       (26,748)
Cumulative effect of change in accounting for
   preopening costs                                                 (987)          --             --            --             (987)

Net loss                                                       $  (1,882)     $    (456)     $     798     $ (26,195)     $ (27,735)
                                                               =========      =========      =========     =========      =========
Per share data:
   Basic and diluted income (loss) before
     cumulative effect of change in accounting
     for preopening costs                                      $   (0.08)     $   (0.04)     $    0.07     $   (2.28)     $   (2.33)
   Basic and diluted net income (loss)                             (0.16)         (0.04)          0.07         (2.28)         (2.41)

(1) See Note 4, "Impairment of Long-Lived Assets, Exit Costs and Other Charges" for a description of certain fourth quarter adjustments.

Certain amounts previously reported in the Company's Form 10-Q for the quarters ended September 28, 1997, December 28, 1997 and March 28, 1998 have been restated to reflect the Company's adoption of SOP 98-5 subsequent to its release in April 1998.