Form 10-K/A
period 1998-06-28
UNIQUE CASUAL RESTAURANTS INC
filed 1998-10-26
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                Explanatory Note



This Amendment to Form 10-K is being filed solely to amend Items 10, 11, 12 and 13 of the Registrant's Form 10-K for the fiscal year ended June 28, 1998 and to file additional exhibits thereto.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Registrant

The following table sets forth certain information regarding current members of the Board of Directors:

                                                      Principal                 Director      Expiration
            Name                       Age           Occupation                   Since         of Term     Class
            ----                       ---           ----------                   -----         -------     -----
E. L. Cox..........................    71      Chairman of the Board and    September 1988       2000         I
                                               Insurance Commissioner
                                               for the State of  Michigan

Erline Belton......................    53      President and Chief          December 1993        1998         II
                                               Executive Officer of
                                               The Lyceum Group

Joseph W. O'Donnell................    56      Partner, Osgood,             August 1996          1998         II
                                               O'Donnell & Walsh

Donald C. Moore....................    44      Chief Executive Officer      July 1998            1999         III
                                               and Chief Financial Officer
                                               of the Company

Alan D. Schwartz...................    48      Senior Managing Director     September 1988       1999         III
                                               of Corporate Finance for
                                               Bear, Stearns & Co., Inc.

     The name, age and principal occupation during the past five years and other information concerning each non-employee director are set forth below:

     E. L. Cox, 71, has served as a director of the Company since May 1997. Prior to the Spin-Off Transaction, Mr. Cox served as a director of DAKA since September 1988 and as a director of Fuddruckers, Inc. from June 1988 until November 1988. As of May of 1998 Mr. Cox is the Insurance Commissioner for the State of Michigan. Prior thereto he worked as a private insurance consultant from August of 1996 until May of 1998, after serving as President and Chief Executive Officer of the Michigan Accident Fund from February 1991 until August 1996. Prior thereto Mr. Cox served as Chairman and Chief Executive Officer of Michigan Mutual/Amerisure Companies and its affiliated insurance companies from May 1979 through January 1991. Mr. Cox is also a member of the Board of Directors of Comerica, Inc., a publicly-traded financial institution, and a director of various trade associations in the insurance industry.

     Erline Belton, 54, has served as a director of the Company since May 1997. Prior to the Spin-Off Transaction, Ms. Belton served as a director of DAKA since December 1993. She has served as President and Chief Executive Officer of The Lyceum Group, a human resource consulting firm, since September 1992. She served as Senior Vice President of Human Resource and Organizational Development for Progressive Insurance Companies from April 1991 through September 1992. She also served as International Human Relations Director, as well as several other human resources positions, with Digital Equipment Corporation from 1978 through April 1991. Ms. Belton serves on the Board of Directors of: The National Leadership Coalition on AIDS; National Minority AIDS Coalition; Museum of African American History.

     Joseph W. O'Donnell, 56, has served as a director of the Company since May 1997. Prior to the Spin-Off Transaction, Mr. O'Donnell served as a director of DAKA since August 1996. Mr. O'Donnell is a partner in the firm of Osgood, O'Donnell & Walsh. Mr. O'Donnell has served as Chairman and Chief Executive Officer of The J. Walter Thompson Company and Campbell-Mithun-Esty Advertising, Inc.

     Alan D. Schwartz, 48, has served as a director of the Company since May 1997. Prior to the Spin- Off Transaction, Mr. Schwartz served as a director of DAKA since September 1988 and as a director of Fuddruckers, Inc. from September 1984 until November 1988. Mr. Schwartz is Senior Managing Director--Corporate Finance of Bear, Stearns & Co., Inc., and a director of its parent, The Bear Stearns Companies, Inc. He has been associated with such investment banking firm for more than five years. Mr. Schwartz is a director of Young & Rubicam, Inc. and a member of the Board of Visitors of the Fuqua School of Business at Duke University.


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
                                       Counsel and Secretary

     Donald C. Moore has served as Chief Executive Officer and a Director of the Company since July 1998. He has served as Executive Vice President and Chief Financial Officer and Treasurer of the Company since June 1998 and was Senior Vice President and Chief Financial Officer and Treasurer from May 1997. He served as Senior Vice President and Chief Financial Officer and Treasurer of DAKA International from January 1997 to May 1997. From November 1995 through October 1996 he served as Senior Vice President and Chief Financial Officer for Al Copeland Investments, a multi-business, privately held corporation. From August 1990 until August 1995 he served principally as Senior Vice President and Chief Financial Officer of Rally's Hamburgers, Inc., a publicly held multi-unit quick service hamburger operator and franchiser. Mr. Moore is also a director of Restaurant Consulting Services, Inc. and La Salsa Holding Co.

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

Item 11. Executive Compensation.

     Insofar as historical information on the executive compensation of the Company's officers as such is not available prior to fiscal year 1998, the following tables provide information as to compensation paid by DAKA and its subsidiaries prior to the Spin-Off Transaction during each of the two previous fiscal years ending with the fiscal year ended June 29, 1997 to the Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus for fiscal year 1998 exceeded $100,000. In addition, compensation information is provided with respect to two persons whose employment terminated during the fiscal year.

                           Summary Compensation Table

                                                                                     Long-Term
                                                                                   Compensation
                                               Annual                                 Awards
          Name and                          Compensation           Other Annual     Options/       All Other
     Principal Position          Year    Salary       Bonus       Compensation        SARs(1)     Compensation
     ------------------          ----    ------       -----       ------------    -------------   ------------
William H. Baumhauer(2)          1998   $450,500                                    $250,000                        (3)
     Former Chairman and         1997    449,869                                                    $265,014(4)
     Chief Executive Officer     1996    369,558     $200,000

Donald C. Moore(5)               1998   $187,981     $ 80,000                         35,000
     Chief Executive Officer and 1997     70,673       30,000      $ 40,820(6)
     Chief Financial Officer     1996

K.C. Moylan(7)                   1998   $200,000     $ 80,000      $ 31,000(8)        50,000
     President and Chief         1997    163,130       50,000
     Executive Officer,          1996     51,923                                      21,000(9)
     Champps Entertainment, Inc.

Richard B. Wolf                  1998   $150,000     $ 17,500      $ 28,600(8)        25,000
     Senior Vice President and   1997    150,000
     Chief Operating Officer     1996    147,500       10,000

Richard K. Hendrie               1998   $145,000     $ 13,500      $ 25,000(8)        25,000
     Senior Vice President       1997    145,000
     of Marketing                1996    142,000       10,000

-----------------

Dean P. Vlahos(10)               1998   $224,815                                                      (11)
     Former President and        1997    348,009
     Chief Executive Officer     1996    264,500
     Champps Entertainment, Inc.

Allen R. Maxwell(12)             1998   $ 78,076                   $ 40,800(8)
     President and Chief         1997    270,211
     Operating Office,           1996    254,527     $ 50,000      $ 60,000(13)       30,000(14)
     DAKA International, Inc.

-----------------

(1) Represents the number of options to acquire Common Stock granted during the fiscal year.

(2)  As of July 1998, Mr. Baumhauer was no longer an employee of the Company.

(3)  Mr.  Baumhauer's  severance   arrangements  are  described  under  "Certain
     Relationships and Related Transactions."

(4) Represents amounts earned under Mr. Baumhauer's long term incentive plan, which vested during fiscal 1997. In connection with the Spin-Off Transaction, the Company's Board of Directors determined to pay amounts due to Mr. Baumhauer pursuant to his long term incentive plan through the issuance of Common Stock of the Company rather than in cash. On July 23, 1997 the Company issued to Mr. Baumhauer 37,973 shares of Common Stock, having a value of $265,014 based on the average closing price of the Company's Common Stock during the period of July 21 through July 23, 1997.

(5)  Mr.  Moore was  appointed  Chief  Executive  Officer of the Company in July
     1998.

(6)  Represents reimbursed relocation expenses.

(7) Mr. Moylan was appointed President and Chief Executive Officer of Champps in February 1998.

(8) Represents amounts paid in connection with the re-purchase of stock options.

(9) Granted on February 19, 1996 pursuant to a long term incentive plan for management pursuant to which the options will vest 100% on February 19, 1999. As issued, such options were options to purchase DAKA common stock and had an exercise price equal to $22.63 per share (the fair market price of DAKA common stock as of the date of grant) with respect to one third of the options granted, $24.32 per share with respect to another one third of the options granted and $26.02 per share with respect to the remaining one third of the options granted. As converted pursuant to the terms of the Spin-Off Transaction, such options became options to purchase Common Stock of the Company and have an exercise price equal to $10.91 per share with respect to one third of the options granted, $11.72 per share with respect to another one third of the options granted and $12.54 per share with respect to the remaining one third of the options granted.

(10) As of February 1998, Mr. Vlahos was no longer employed by the Company.

(11) Mr.   Vlahos'   severance   arrangements   are  described   under  "Certain
     Relationships and Related Transactions."

(12) As of the completion of the Spin-off Transaction in July 1997, Mr. Maxwell was no longer employed by the Company but continued to be a Director of the Company. Mr. Maxwell died in January 1998.

(13) In lieu of the receipt of senior executive stock options in fiscal 1992 in connection with the recapitalization of DAKA, DAKA provided to Mr. Maxwell an annuity for which DAKA paid to an insurance company $60,000 per year for five years, which payments commenced in fiscal year 1992 and ended in fiscal year 1996.

(14) Granted on August 1, 1995 pursuant to a long-term incentive plan for management pursuant to which the options vested 100% on August 1, 1998. As issued, such options were options to purchase DAKA common stock and had an exercise price equal to $24.00 per share (the fair market price of DAKA common stock as of the date of grant) with respect to one third of the options granted, $25.80 per share with respect to another one third of the options granted and $27.60 per share with respect to the remaining one third of the options granted. As converted pursuant to the terms of the Spin-Off Transaction, such options became options to purchase Common Stock of the Company and have an exercise price equal to $11.57 per share with respect to one third of the options granted, $12.44 per share with respect to another one third of the options granted and $13.30 per share with respect to the remaining one third of the options granted.


                          Option Grants in Fiscal 1998

                                                                                          Potential Realizable
                                                                                            Values at Assumed
                                                  % of                                     Annual Rates of Stock
                                              Total Options                                Price Appreciation
                                                Granted to    Exercise                       for Option Term
                                  Options     Employees in     Price      Expiration       ----------------------
              Name                Granted      Fiscal Year    Per Share      Date          5% ($)          10% ($)
              ----                -------    ---------------  ---------      ----          ------          -------
William H. Baumhauer              250,000(1)    44%            $6.31       06/30/99       $ 78,875         $157,750

Donald C. Moore                   35,000(2)      6%             6.31       08/06/07        138,891          351,978

K.C. Moylan                       50,000(1)      9%             6.31       08/06/07        198,415          502,825

Richard B. Wolf                   25,000(1)      4%             6.31       08/06/07         99,208          251,413

Richard K. Hendrie                25,000(1)      4%             6.31       08/06/07         99,208          251,413

(1) Such options vest as to 25%, 25% and 50% of the amount of the grant on each of the first, second and third anniversaries of the date of grant, respectively, and under their existing terms will vest in full upon the consummation of the Proposed Fuddruckers Transaction.

(2) Such options vest in full on the third anniversary of the date of grant and under their existing terms will vest in full upon the consummation of the Proposed Fuddruckers Transaction.

                    Aggregate Option Exercises in Fiscal 1998
                           and Year-End Option Values

                                                                          Value of Outstanding
                                            Number of Beneficial          In-the-Money Options
                  Shares                 Options at Fiscal Year-End       at Fiscal Year-End
                 Acquired     Value      --------------------------       ------------------
Name           On Exercise   Realized    Exercisable  Unexercisable    Exercisable  Unexercisable
----           -----------   --------    -----------  -------------    -----------  -------------
N/A             N/A           N/A         N/A           N/A              N/A          N/A

There were no options exercised in fiscal year 1998 by any of the named executive officers (as defined in Item 402 of Regulation S-K).


                 Long-Term Incentive Plan--Award in Fiscal 1998

                                                       Performance
                                     Number of          or Other            Estimated Future Payouts Under
                                   Shares, Units      Period Until           Non Stock-Price-Based Plans
                                     or Other          Maturation            ---------------------------
                Name                  Rights            or Payout        Threshold    Target       Maximum
                ----                  ------            ---------        ---------    ------       -------
William H. Baumhauer.........           (1)           June 30, 1997          (1)           (1)        (1)


(1) The long-term incentive plan implemented by DAKA's Board of Directors on July 3, 1994 for the Chief Executive Officer was designed to provide an incentive payment, payable at DAKA's option in the form of either cash or stock, equal to 2% of the increase in the market value of DAKA, as determined by the average 30 day trading price of DAKA common stock and the weighted average number of shares outstanding, from July 3, 1994 to June 30, 1997 in excess of 15% of the market value at June 30, 1994. As of June 30, 1997, Mr. Baumhauer's vested award under the plan amounted to 2% of the excess (if any) of (A) the market value of DAKA as of June 30, 1997 (determined based on the average aggregate trading price of the outstanding shares of DAKA common stock during the period beginning June 1, 1997 and ending June 30, 1997) over (B) $137,776,000. To take into account the impact of the Spin-Off Transaction on the operation of the plan, the Board of Directors resolved to treat Mr. Baumhauer's vested award as the equivalent of an option to acquire 228,260 shares of DAKA common stock at a price of $12.07 per share. Upon the consummation of the Spin-Off Transaction such deemed option was canceled through the issuance to Mr. Baumhauer of 37,973 shares of the Company's Common Stock, having a value of $265,014 based on the average closing price of the Common Stock during the three trading days immediately following the completion of the Spin-Off Transaction.

Directors' Compensation

     In fiscal year 1998, non-employee Directors received a quarterly retainer of $3,000 and a fee of $1,000 per meeting attended, plus travel expenses. In connection with their agreement to serve on the Board of Directors of the Company following the Spin-Off Transaction, each non-employee director received in connection with the Spin-Off Transaction an option to purchase 2,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock as of the date of grant. In addition, Messrs. Cox and Schwartz and Ms. Belton each received $2,400 in connection with the re-purchase of stock options.

Employment Agreement

     The Moore Employment Agreement: On August 12, 1998, the Company entered into an employment agreement with Donald C. Moore to serve the Company as chief executive officer and chief financial officer. The agreement provides for an initial term of one (1) year and for automatic renewal each year so that the residual term of such agreement is never less than one year. Under the agreement, Mr. Moore receives an annual base salary of $250,000, subject to adjustment at the discretion of the Board of Directors. The agreement further provides that, in the event the Company terminates Mr. Moore's employment without "cause" (as defined below) or Mr. Moore terminates his employment for "good reason" (as defined below), the Company shall pay Mr. Moore an amount equal to Mr. Moore's cash compensation for two years. "Good reason" is defined in the agreement as (i) an assignment to Mr. Moore of duties other than those contemplated by the agreement, or a limitation on the powers of Mr. Moore not contemplated by the agreement, (ii) the removal of Mr. Moore from or failure to elect Mr. Moore to his named position, including the position of chief executive officer, or (iii) a reduction in Mr. Moore's rate of compensation or level of fringe benefits. "Cause" is defined in the agreement as Mr. Moore's (i) theft from or fraud on the Company, (ii) conviction of a felony or crime of moral turpitude, (iii) willful violation of the terms of the agreement, (iv) conscious disregard or neglect of his duties, or (v) willful and demonstrated unwillingness to perform his duties under the agreement. The Proposed Fuddruckers Transaction itself will not trigger any of Mr. Moore's rights or termination benefits under his employment agreement.

Indemnification Agreements

     The Company has entered into Indemnification Agreements with certain of the executive officers of the Company and members of the Board who are not officers of the Company (the "Indemnitees"), pursuant to which the Company has agreed to advance expenses and indemnify such Indemnitees against certain liabilities incurred in connection with their services as executive officers and/or directors of the Company and in connection with their services as executive officers and/or directors of DAKA prior to the completion of the Spin-Off Transaction. In the event of a proceeding brought against an Indemnitee by or in the right of DAKA or the Company, such Indemnitee shall not be entitled to indemnification if such Indemnitee is adjudged to be liable to DAKA or the Company, as the case may be, or if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification shall nevertheless be made by the Company in such event if, and only to the extent that, the Court of Chancery of the State of Delaware, or another court in which such proceeding shall have been brought or is pending, shall determine.

     Under the terms of each Indemnification Agreement, the Company shall advance all reasonable expenses incurred by or on behalf of such Indemnitee in connection with any proceeding in which such Indemnitee is involved by reason of

Indemnitee's service to the Company or by reason of Indemnitee's service to DAKA prior to the completion of the Spin-Off Transaction. Such statement shall include, among other things, an undertaking by or on behalf of such Indemnitee to repay any expenses so advanced if it shall be ultimately determined that such Indemnitee is not entitled to indemnification for such expenses.

Compensation Committee  Interlocks

     Alan D. Schwartz, a director of the Company who is also a member of the Compensation Committee, is Senior Managing Director-Corporate Finance of Bear Stearns. Bear Stearns acted as financial advisor to DAKA in connection with the Spin-Off Transaction and earned a fee of approximately $1.8 million for such services, which remains payable. In the past Bear Stearns and its affiliates have provided financial advisory and financing services to DAKA and have received fees for rendering such services. In addition, Bear Stearns is presently acting as advisor to the Company in connection with evaluating and seeking financial and strategic alternatives, including a possible sale of the Company.

Compensation Committee Report

     The Compensation Committee reviews and approves compensation levels for the Company's executive officers and oversees and administers the Company's executive compensation programs. All members of the Compensation Committee, listed at the end of this report, are outside directors who are not eligible to participate in the compensation programs that the Compensation Committee oversees except for non-discretionary option grants. See "--Directors' Compensation."

     Philosophy: The Compensation Committee believes that the interests of the Company's stockholders are best served when compensation is directly aligned with the Company's financial performance. Therefore, the Compensation Committee has approved overall compensation programs which award a competitive base salary, and then encourage exceptional performance through meaningful incentive awards, both short and long term, which are tied to the Company's performance.

     Responsibilities:   The  responsibilities  of  the  Compensation  Committee
include:

     - developing compensation programs that are consistent with and are linked to the Company's strategy;

     -    assessing  the   performance   of  and   determining   an  appropriate
          compensation package for the Chief Executive Officer; and

     - ensuring that compensation for the other executive officers reflects individual, team, and the Company's performance appropriately.

     Purpose: The Company's executive compensation programs are designed to:

     -    attract, retain, and motivate key executive officers;

     -    link  the  interests  of  executive   officers  with  stockholders  by
          encouraging stock ownership;

     - support the Company's goal of providing superior value to its stockholders and customers; and

     - provide appropriate incentives for executive officers, based on achieving key operating and organizational goals.

     The Compensation Committee believes that the Company's executive compensation policies should be reviewed during the first quarter of the fiscal year when the financial results of the prior fiscal year become available. The policies should be reviewed in light of their consistency with the Company's financial performance, its business plan and its position within the restaurant industry, as well as the compensation policies of similar companies in the restaurant business. The compensation of individual executives is reviewed annually by the Compensation Committee in light of its executive compensation policies for that year.

     In setting and reviewing compensation for the executive officers, the Compensation Committee considers a number of different factors designed to assure that compensation levels are properly aligned with the Company's business strategy, corporate culture and operating performance. Among the factors considered are the following:

          Comparability -- The Compensation Committee considers the compensation packages of similarly situated executives at companies deemed comparable to the Company. The objective is to maintain competitiveness in the marketplace in order to attract and retain the highest quality executives. This is a principal factor in setting base levels of compensation.

          Pay for Performance -- The Compensation Committee believes that compensation should in part be directly linked to operating performance. To achieve this link with regard to short-term performance, the Compensation Committee relies on cash bonuses which are determined on the basis of certain objective criteria and recommendations of the Chief Executive Officer.

          Equity Ownership -- The Compensation Committee believes that equity-based, long-term compensation aligns executives' long-range interests with those of the stockholders. These long-term incentive programs are reflected in the Company's stock option plans. The Compensation Committee believes that significant stock ownership is a major incentive in building stockholder value and reviews grants of options with that goal in mind.

          Qualitative Factors -- The Compensation Committee believes that in addition to corporate performance and specific business unit performance, in setting and reviewing executive compensation it is appropriate to consider the personal contributions that a particular individual may make to the overall success of the Company. Such qualitative factors as leadership skills, planning initiatives and employee development have been deemed to be important qualitative factors to take into account in considering levels of compensation.

     Annual Cash Compensation: Annual cash compensation for the executive officers consists of a base salary and a variable, at-risk incentive bonus under the Company's Management Annual Incentive Plan.

     It is the Company's general policy to pay competitive base compensation to its executive officers. The Compensation Committee annually reviews and, if appropriate, adjusts executive officers' base salaries. In making individual base salary recommendations, the Compensation Committee considers the executive's experience, management and leadership ability and technical skills, his or her compensation history, as well as the performance of the Company as a whole and, where applicable, the performance of specific business units.

     Under the Management Annual Incentive Plan, each executive is assigned a target incentive award. This incentive award, or some portion thereof, is "earned" through a combination of four factors: the Company's performance, business unit performance, attainment of predetermined individual goals, and the level of personal/leadership impact. This evaluation process is not strictly quantitative, but is largely based on qualitative judgments made by the Chief Executive Officer related to individual, team, and the Company's performance.

     Under DAKA's CEO Long Term Incentive Plan Mr. Baumhauer was eligible to earn a percentage of an increase in DAKA's value, as measured by stock appreciation above a predetermined rate of return, over a specified three-year period. The amount due under the CEO Long Term Incentive Plan vested at the end of fiscal year 1997. The Compensation Committee determined that, as a result of the Spin-Off Transaction, the Company would pay the amounts due under the under the CEO Long Term Incentive Plan through the issuance of Common Stock.

     Chief Executive Officer Compensation: Mr. Moore, the Company's current Chief Executive Officer, was determined by the Board of Directors to be the logical choice to serve as the Company's acting Chief Executive Officer upon the departure of Mr. Baumhauer. Upon the appointment of Mr. Moore as Chief Executive Officer, Mr. Moore's salary was adjusted commensurate with his new responsibilities. Mr. Moore is serving as Chief Executive Officer pursuant to an employment contract that includes severance provisions intended to create and incentive for Mr. Moore to continue to serve as Chief Executive Officer while the Company resolves issues concerning its strategic direction. Mr. Moore participates in the compensation programs as outlined above. Mr. Baumhauer, who served as the Company's Chief Executive Officer during fiscal year 1998, was employed by the Company pursuant to an employment contract. He participated in the compensation programs as outlined above.

     Compensation of Other Officers: The Company's executive compensation program for other executive officers is described above, although the corporate business unit and individual performance goals and the relative weighting of the quantitative performance factors described above varies, depending upon the responsibilities of particular officers.

                                                                   Erline Belton
                                                                        E.L. Cox
                                                                Alan D. Schwartz

Performance Graph

[GRAPH]

                                            07/15/97          06/26/98
                                            --------          --------
Unique Casual Restaurants, Inc.             $100.00           $91.96
Peer Group                                  $100.00           $64.55
Russell 2000 Index                          $100.00           $119.44

     The companies included in the peer group are: Rare Hospitality International, Inc.; Planet Hollywood International, Inc.; Avado Brands, Inc.; The Cheesecake Factory; Dave and Buster's, Inc.; Landry's Seafood Restaurants, Inc.; Rainforest Cafe, Inc.; and Logan's Roadhouse, Inc. The returns of each issuer in the foregoing group have been weighted according to the respective company's stock market capitalizations as of the beginning of the period.

     The Common Stock prices shown are neither indicative nor determinative of future stock price performance.

     The Company's Common Stock was not publicly traded prior to July 15, 1997. Accordingly, stock performance data is not presented for periods prior to that date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of Common Stock beneficially owned as of October 13, 1998 by the chief executive officer, the four other most highly compensated executive officers, each director, all directors and executive officers of the Company as a group, and each person known by the Company to be the beneficial owner of more than 5% of any class of the voting stock of the Company.

                                                                  Amount and
                                                                   Nature of
                                                                  Beneficial                 Percent
Name and Address of Beneficial Owner                             Ownership(l)                Of Class
------------------------------------                             ------------                --------
Donald C. Moore(2)........................................        100,617(3)                   *%
E.L. Cox(2)...............................................         14,880(4)
Erline Belton (2).........................................         10,680(5)
Alan D. Schwartz(2).......................................         14,880(6)
Joseph W. O'Donnell (2)...................................          7,500(7)
K.C. Moylan(2)............................................         73,440(8)
Richard B. Wolf(2)........................................         36,465(9)
Richard K. Hendrie(2).....................................        25,000(10)
Donna L. Depoian(2).......................................        21,969(11)
Timothy R. Barakett(12)...................................     1,908,506(13)                 16.4
Douglas A. Hirsch(14).....................................       719,800(15)                  6.2
Franklin Resources, Inc.(16)..............................     1,114,500(17)                  9.6
Barrow, Hanley, Mewhinney & Strauss, Inc.(18).............       579,600(19)                  5.0
Atticus Management, Ltd.(20)..............................       820,200(21)                  7.1
Atticus International, Ltd. (22)..........................       820,200(23)                  7.1
All directors and executive officers
  as a group (9 persons)..................................       305,431(24)                  2.6

-----------

* Less than 1%

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 promulgated under the Exchange Act. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth in the table as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth in the table as beneficially owned include shares of Common Stock which directors and executive officers have the right to acquire pursuant to previously granted options exercisable within 60 days of October 13, 1998.

(2) The address of the beneficial owner is c/o Unique Casual Restaurants, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

(3) Includes 100,000 shares of Common Stock issuable upon the exercise of options, 91,250 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(4) Includes 14,500 shares of Common Stock issuable upon the exercise of options, 6,875 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(5) Includes 10,000 shares of Common Stock issuable upon the exercise of options, 5,675 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(6) Includes 14,500 shares of Common Stock issuable upon the exercise of options, 5,375 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(7) Includes 7,500 shares of Common Stock issuable upon the exercise of options, 5,375 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(8) Includes 70,000 shares of Common Stock issuable upon the exercise of options, 57,500 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(9) Includes 32,500 shares of Common Stock issuable upon the exercise of options, 18,750 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(10) Includes 25,000 shares of Common Stock issuable upon the exercise of options, 18,750 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(11) Includes 21,300 shares of Common Stock issuable upon the exercise of options, 20,000 of which vest and are exercisable only upon the closing of the Proposed Transaction.

(12) The address of the beneficial owner is c/o Atticus Capital, L.L.C., 590 Madison Avenue, 32nd Floor, New York, NY 10022.

(13) This information is based on a Schedule 13D/A, dated September 1, 1998, filed by Timothy R. Barakett with the SEC. Mr. Barakett is the Managing Member of Atticus Holdings, L.L.C., a Delaware limited liability company that serves as the general partner of Atticus Partners, L.P. and Atticus Qualified Partners, L.P., which beneficially own 276,906 and 479,950 shares of Common Stock, respectively. Mr. Barakett is also the President of Atticus Management, Ltd., an international business company organized under the laws of the British Virgin Islands that serves as the manager of Atticus International, Ltd., which beneficially owns 820,200 shares of Common Stock. Mr. Barakett is also the Managing Member of Atticus Capital, L.L.C, which has investment discretion with respect to certain managed accounts (the "Managed Accounts"), which collectively beneficially own 331,450 shares of Common Stock. Mr. Barakett is therefore deemed to be the beneficial owner of all shares of Common Stock owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P., Atticus International, Ltd. and the Managed Accounts.

(14) The address of the beneficial owner is c/o Seneca Capital Advisors LLC, 830 Third Avenue, 14th Floor, New York, NY 10022.

(15) Includes 569,800 shares beneficially owned by Seneca Capital Advisors LLC and Seneca Capital Investments, LLC, of which Mr. Hirsch is a controlling person. Includes 150,000 shares with respect to which Mr. Hirsch disclaims beneficial ownership. This information is based on a Schedule 13D, dated June 23, 1997, filed by Seneca Capital Advisors LLC on behalf of Douglas Hirsch with the SEC.

(16) The address of the beneficial owner is 777 Mariners Island Blvd., 6th Floor, San Mateo, CA 94404.

(17) This information is based on a Schedule 13G, dated February 11, 1998, filed by Franklin Resources, Inc. with the SEC.

(18) The address of the beneficial owner is 3232 McKinney Avenue, 15th Floor, Dallas, TX 75204-2429.

(19) This information is based on a Schedule 13G, dated February 13, 1997, filed by Barrow, Hanley, Mewhinney & Strauss, Inc. with the SEC.

(20) The address of the beneficial owner is c/o Atticus Capital, L.L.C., 590 Madison Avenue, 32nd Floor, New York, NY 10022

(21) This information is based on a Schedule 13D/A, dated September 1, 1998, filed by Atticus Management, Ltd. with the SEC. Mr. Barakett is the Managing Member of Atticus Holdings, L.L.C., a Delaware limited liability company that serves as the general partner of Atticus Partners, L.P. and Atticus Qualified Partners, L.P., which beneficially own 276,906 and 479,950 shares of Common Stock, respectively. Mr. Barakett is also the President of Atticus Management, Ltd., an international business company organized under the laws of the British Virgin Islands that serves as the manager of Atticus International, Ltd., which beneficially owns 820,200 shares of Common Stock. Mr. Barakett is also the Managing Member of Atticus Capital, L.L.C, which has investment discretion with respect to the Managed Accounts, which collectively beneficially own 331,450 shares of Common Stock. Mr. Barakett is therefore deemed to be the beneficial owner of all shares of Common Stock owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P., Atticus International, Ltd. and the Managed Accounts.

(22) The address of the beneficial owner is c/o Atticus Capital, L.L.C., 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(23) This information is based on a Schedule 13D/A, dated September 1, 1998, filed by Atticus International, Ltd. with the SEC. Mr. Barakett is the Managing Member of Atticus Holdings, L.L.C., a Delaware limited liability company that. serves as the general partner of Atticus Partners, L.P. and Atticus Qualified Partners, L.P., which beneficially own 276,906 and 479,950 shares of Common Stock, respectively, Mr. Barakett is also the President of Atticus Management, Ltd., an international business company organized under the laws of the British Virgin Islands that serves as the manager of Atticus International, Ltd., which beneficially owns 820,200 shares of Common Stock. Mr. Barakett is also the Managing Member of Atticus Capital, L.L.C, which has investment discretion with respect to the Managed Accounts, which collectively beneficially own 331,450 shares of Common Stock. Mr. Barakett is therefore deemed to be the beneficial owner of all shares of Common Stock owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P., Atticus International, Ltd. and the Managed Accounts.

(24) Includes 295,300 shares of Common Stock issuable upon the exercise of options, 229,550 of which vest and are exercisable only upon the closing of the Proposed Transaction.


Item 13. Certain Relationships and Related Transactions

     William H. Baumhauer, the former chairman and chief executive officer of the Company, was a party to an employment agreement with the Company. Under the agreement, Mr. Baumhauer received an annual base salary of $450,500, subject to adjustment at the discretion of the Board. The Baumhauer Employment Agreement further provided that in the event the Company terminated Mr. Baumhauer's employment without "cause" (as defined therein) or Mr. Baumhauer terminated his employment for "good reason" (as defined therein), the Company would be required to pay Mr. Baumhauer an amount equal to his cash compensation for three years. "Good reason" was defined in the agreement as (i) an assignment to Mr. Baumhauer of duties other than those contemplated by the agreement, or a limitation on his powers not contemplated by the agreement, (ii) the removal of Mr. Baumhauer from or failure to elect him to his named position, or (iii) a reduction in his rate of compensation or level of fringe benefits. "Cause" is defined in each agreement as Mr. Baumhauer's (i) theft from or fraud on the Company, (ii) conviction of a felony or crime of moral turpitude, (iii) willful violation of the terms of the agreement, (iv) conscious disregard or neglect of his duties, or (v) willful and demonstrated unwillingness to perform his duties under the agreement. The consummation of the Proposed Fuddruckers Transaction would have given rise to "Good Reason" under Mr. Baumhauer's employment agreement such that he would have become entitled to termination benefits equal to his base compensation for a period of three years following a sale of Fuddruckers if he resigned after the closing of the Proposed Fuddruckers Transaction. In connection with Mr. Baumhauer's resignation in July 1998 to pursue other opportunities, the Company's Board of Directors reached an agreement with Mr. Baumhauer whereby, in consideration of Mr. Baumhauer's contribution to the Fuddruckers business and his commitment to cooperate with the Company in satisfying the various pre-closing covenants and conditions required by the Stock Purchase Agreement, Mr. Baumhauer is entitled, if and when the Proposed Fuddruckers Transaction is consummated, to (i) a cash payment in the amount of $675,000 and (ii) immediate vesting of options to acquire 187,500 shares of the Company's Common Stock at $6.31 per share which were not vested at the time of Mr. Baumhauer's resignation, which options would then be exercisable until June 30, 1999 and terminate on that date unless exercised. In addition, the Board approved a bonus for Mr. Baumhauer for his performance during fiscal 1998 and resolved to make the payment of such bonus contingent on the closing of the Proposed Fuddruckers Transaction.

     Joseph W. O'Donnell, a director of the Company who is also a member of the Compensation Committee, is a principal in Osgood, O'Donnell & Walsh, which provides marketing consulting services to the Company. During fiscal year 1997, the Company paid Osgood, O'Donnell & Walsh $83,086 for such services and related expenses. Mr. O'Donnell also owns a 66.2% interest in PulseBack, Inc. ("PulseBack"), a company in which the Company owns a 32.5% interest. PulseBack provides customer satisfaction measurement services to the Company. During fiscal 1998, the Company paid PulseBack $112,433 for such services.

     On February 2, 1998 the Company sold a Company-owned Champps restaurant in Minnetonka, Minnesota to Dean P. Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps for $2.9 million, representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1.5 million and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain of approximately $700,000 on this transaction. As part of this transaction, the Company entered into a separation agreement with Mr. Vlahos which grants Mr. Vlahos the right, subject to certain restrictions, to develop up to six franchised Champps restaurants in the United States by February 2, 2006. Under the separation agreement, Mr. Vlahos will not pay a franchise fee with respect to such restaurants and will pay a continuing royalty of 1.25% of gross sales.

     Under Mr. Vlahos' employment contract, Mr. Vlahos provided full-time services to Champps in the capacity of Chief Executive Officer and President and had the authority to control the operations of Champps so long as the average gross revenues per square foot of the Champps-owned restaurants was at least $400. During the period of Mr. Vlahos' full-time employment, Champps paid Mr. Vlahos an initial base salary of $350,000 plus a bonus of 50% of his base salary if he attained certain targets established by the Board, which amount could be increased to up to 100% of his base salary if he exceeded such performance targets by margins determined by the Board. Twenty percent (20%) of the potential bonus payments for Mr. Vlahos were related to performance targets established for DAKA as a whole (prior to the Spin-Off Transaction) and eighty percent (80%) were related to performance targets established for Champps. Following the Spin-Off Transaction and the assumption of the Vlahos Employment Agreement, 20% of the potential bonus payments for Mr. Vlahos related to the Company as a whole and 80% related to performance targets established for Champps. If Mr. Vlahos left the Company for "good reason," or was terminated by the Company without "cause," during the term of his employment contract, the Company would have been obligated to pay Mr. Vlahos his remaining salary and bonus as severance. "Good reason" was defined in such agreement as (i) an assignment to Mr. Vlahos of duties other than those contemplated by the agreement, or a limitation on the powers of Mr. Vlahos not contemplated by the agreement, (ii) the removal of Mr. Vlahos from or failure to elect Mr. Vlahos to his named position, or (iii) a reduction in Mr. Vlahos' rate of compensation or level of fringe benefits. "Cause" was defined in the agreement as Mr. Vlahos'
(i) theft from or fraud on the Company, (ii) conviction of a felony, (iii) violation of the terms of the agreement, (iv) conscious disregard or neglect of his duties, or (v) demonstrated unwillingness to perform his duties under the agreement. In the event that Mr. Vlahos' employment was terminated for any reason other than by the Company for cause, Mr. Vlahos would have been provided the right, subject to certain obligations to the Company, to establish a franchise for up to five Champps Americana restaurants anywhere in the world, but no such restaurant could be within a 20 mile radius of any other Champps restaurant, or in any territory that was franchised or licensed by Champps.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.       Financial Statements:

***      Independent Auditors' Report

***      Consolidated Balance Sheets - June 28, 1998 and June 29, 1997

*** Consolidated Statements of Operations - Years ended June 28, 1998, June 29, 1997 and 1996.

*** Consolidated Statements of Cash Flows - Years ended June 28, 1998, June 29, 1997 and 1996.

*** Consolidated Statements of Changes in Stockholders' Equity - Years ended June 28, 1998, June 29, 1997 and 1996.

*** Notes to Consolidated Financial Statements - Years ended June 28, 1998, June 29, 1997 and 1996.

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

**10.13 Severance, Non-Competition and Confidentiality Agreement, dated as of March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

**10.14 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

***10.15   Separation Agreement, dated as of February 2, 1998, by and among Dean
           P. Vlahos, the Company and Champps.

***10.16 Asset Purchase Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

***10.17 Champps Restaurant Development Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

***10.18 Venturino Settlement Agreement, dated as of December, 1997, by and among Rita Venturino, Cosmos Phillips and Matthew Minogue, et. al. and DAKA International, Inc. and William H. Baumhauer.

***10.19 Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual. Restaurants, Inc.

***10.20 Employment Agreement, dated as of August 12, 1998, by and between Unique Casual Restaurants, Inc. and Donald C. Moore.

   10.21 Post-Closing Payments Agreement, dated as of January 21, 1998, by and among DAKA International, Inc., Daka, Inc., Compass Group PCL, the Company, Champps and Fuddruckers.

***21.1    Subsidiaries of the Company.

***23.1    Consent of Deloitte & Touche LLP

***24.1    Powers of Attorney.

* Incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

** Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

*** Previously filed

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


                                           UNIQUE CASUAL RESTAURANTS, INC.
                                           (Registrant)


                                           By:  /s/Donald C. Moore
                                           -----------------------
                                           Donald C. Moore
                                           Director, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer
                                           (Principal Executive, Financial and
                                           Accounting Officer)

Date:  October 26, 1998


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

*By: /s/Donna L. Depoian                  Date:  October 26, 1998
 -----------------------
 Donna L. Depoian
 Attorney-In-Fact