Form 10-Q
period 1998-09-27
UNIQUE CASUAL RESTAURANTS INC
filed 1998-11-20
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, $.01 par value, outstanding at November 9, 1998: 11,605,659.

                         UNIQUE CASUAL RESTAURANTS, INC.
                                    FORM 10-Q
                     Fiscal Quarter ended September 27, 1998


                                TABLE OF CONTENTS

PART I -  Financial Information

      Item 1.     Financial Statements
                     Consolidated Balance Sheets                                                      1
                     Consolidated Statements of Operations                                            2
                     Consolidated Statement of Changes in Stockholders' Equity                        3
                     Consolidated Statements of Cash Flows                                            4
                     Notes to Consolidated Financial Statements                                       5

      Item 2.     Management's' Discussion and Analysis of Results of Operations and Financial
                     Condition                                                                       11

      Item 4.     Submission of Matters to a Vote of Security Holders                                16

PART II -  Other Information

      Item 6.     Exhibits and Reports on Form 8-K                                                   17

                  Signatures                                                                         17


PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of September 27, 1998 and June 28, 1998
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                            September 27,            June 28,
                                                                                1998                   1998
                                                                                ----                   ----
ASSETS:
Current assets:
   Cash and cash equivalents (overdraft)                                     $ (1,927)              $   (646)
   Cash - restricted                                                            2,602                  2,602
   Accounts receivable, net                                                     3,150                  2,652
   Inventories                                                                  4,374                  4,168
   Prepaid expenses and other current assets                                    2,162                  1,567
                                                                             --------               --------
     Total current assets                                                      10,361                 10,343
Property and equipment, net                                                    74,125                 73,723
Investments                                                                     5,000                  5,000
Other assets, net                                                               3,289                  3,480
                                                                             --------               --------
   Total assets                                                              $ 92,775               $ 92,546
                                                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                          $ 10,294               $ 10,811
   Accrued expenses                                                            11,281                 11,218
   Current portion of long-term debt                                            2,199                  2,209
                                                                             --------               --------
     Total current liabilities                                                 23,774                 24,238

Long-term debt, net of current portion                                          4,557                  4,757
Other long-term liabilities                                                     7,407                  7,753
                                                                             --------               --------
   Total liabilities                                                           35,738                 36,748
                                                                             --------               --------

Minority interests and obligations under put agreement                          5,400                  5,400
                                                                             --------               --------

Commitments and contingencies

Stockholders' equity:
   Common stock, $.01 par value;  30,000,000 shares
     authorized; 11,600,085 and 11,593,000 shares issued
     and outstanding at September 27, 1998 and
     June 28, 1998, respectively                                                  116                    116
   Additional paid-in capital                                                  78,017                 78,017
   Accumulated deficit                                                        (26,496)               (27,735)
                                                                             --------               --------
     Total stockholders' equity                                                51,637                 50,398
                                                                             --------               --------
Total liabilities and stockholders' equity                                   $ 92,775               $ 92,546
                                                                             ========               ========


See notes to consolidated financial statements.
                                       1

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Three Months Ended September 27, 1998 and September 28, 1997
                 (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                September 27,    September 28
                                                                                     1998            1997
                                                                                     ----            ----
Revenues:
  Sales                                                                            $ 54,184        $ 50,455
  Franchising and royalty income                                                        831           1,078
                                                                                   --------        --------

    Total revenues                                                                   55,015          51,533
                                                                                   --------        --------
Costs and expenses:
   Cost of sales and operating expenses                                              48,975          45,516
   Depreciation and amortization                                                      1,390           2,181
   Selling, general and administrative expenses                                       3,363           4,805
   Interest expense                                                                      63             108
   Interest income                                                                      (55)           (213)
   Other expense, net
                                                                                         40              31
Earnings from operations before income taxes and
   cumulative effect of change in accounting for
   preopening costs                                                                   1,239            (895)

Cumulative effect of change in accounting for preopening costs                         --              (987)
                                                                                   --------        --------

Earnings (loss) before income taxes                                                   1,239          (1,882)

Income taxes                                                                           --              --
                                                                                   --------        --------

Net earnings (loss)                                                                $  1,239        $ (1,882)
                                                                                   ========        ========

Basic earnings from operations before income taxes
   and cumulative effect of change in accounting for
   preopening costs per common share                                               $   0.11        $  (0.16)
                                                                                   ========        ========

Diluted earnings from operations before income taxes
   and cumulative effect of change in accounting for
   preopening costs per common share                                               $   0.11        $  (0.16)
                                                                                   ========        ========

Basic weighted average shares outstanding                                            11,599          11,464
Diluted weighted average shares outstanding                                          11,782          11,464





See notes to consolidated financial statements.
                                       2

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Three Months Ended September 27, 1998 and September 28, 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     September 27,       September 28
                                                                                         1998                1997
                                                                                         ----                ----
Cash flows from operating activities:
Net earnings (loss)                                                                    $ 1,239             $(1,882)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Cumulative effect of change in accounting for preopening costs                       --                   987
     Depreciation and amortization                                                       1,590               2,827
     Changes in restricted cash balances                                                  --                (2,000)
     Changes in current assets and liabilities                                          (1,561)               (937)
     Changes in other long-term liabilities and deferrals                                 (346)              6,910
                                                                                       -------             -------
       Net cash provided by (used in) operating activities                                 922               5,905

Cash flows from investing activities:
Purchases of property and equipment                                                     (1,994)             (2,277)
                                                                                       -------             -------
   Net cash flows from investing activities                                             (1,994)             (2,277)

Cash flows from financing activities:
Repayment of capital lease obligations                                                    (209)               (813)
Contributed capital                                                                       --                (1,528)
Proceeds from issuances of common stock                                                   --                   265
Proceeds from sale-leaseback facility                                                     --                 1,337
                                                                                       -------             -------

   Net cash flows from financing activities                                               (209)               (739)
                                                                                       -------             -------

Net cash flows                                                                          (1,281)              2,889
Cash and cash equivalents (overdraft), beginning of period                                (646)                172
                                                                                       -------             -------
Cash and cash equivalents, end of period                                               $(1,927)            $ 3,061
                                                                                       =======             =======







See notes to consolidated financial statements.
                                       3

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Three Months Ended September 27, 1998
                             (Amounts in thousands)
                                   (Unaudited)



                                                                      Additional
                                                      Common            Paid-in        Accumulated
                                      Shares           Stock            Capital          Deficit            Total
                                      ------           -----            -------          -------            -----
Balance, June 28, 1998                 11,593              116         $ 78,017         $(27,735)         $ 50,398
Common shares issued                        7             --               --               --                --
Net (loss)                               --               --               --              1,239             1,239
                                     --------         --------         --------         --------          --------
Balance, September 27, 1998            11,600              116         $ 78,017         $(26,496)         $ 51,637
                                     ========         ========         ========         ========          ========







See notes to consolidated financial statements.
                                       4

                         UNIQUE CASUAL RESTAURANTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the Three Months Ended September 27, 1998 and September 28, 1997
                                   (Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee"), Casual Dining Ventures, Inc. ("CDVI"), Atlantic Restaurant Ventures, Inc. ("ARVI") and Restaurant Consulting Services, Inc. ("RCS"). The historical DAKA International basis in the assets and liabilities transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. Minority stockholders' equity in earnings (losses) of less than 100% owned subsidiaries is presented as minority interests in the accompanying consolidated financial statements. Significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen weeks ended September 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 29, 1999. Certain reclassifications of prior year balances have been made in the accompanying financial statements in order to conform with the presentation in the current year. Such reclassifications had no effect on previously reported net operating results.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 29, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company's annual report on Form 10-K, except that during the current period the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." See Note 4.

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

During 1998, certain remaining non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of cash, prepaid expenses, notes receivable, property and accounts payable, accrued expenses, refundable income taxes and contingent liabilities. These assets and liabilities resulted in a net decrease to stockholders' equity of approximately $1.5 million and have been recorded within their respective captions during 1998.

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

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The promissory note was contributed to the Company as part of the Additional Capital Contribution. The Company also received DAKA International's 50% interest in RCS on July 17, 1997. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two-year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. The Company consolidates RCS' operations until such time as the obligations of RCS to the Company are satisfied.

3.     Acquisition and Disposition Transactions

Pending Sale of Fuddruckers

On July 31, 1998, the Company agreed to sell all of the issued and outstanding stock of Fuddruckers, Inc. and subsidiaries to King Cannon, Inc. (the "Fuddruckers Sale"). The purchase price for Fuddruckers is $43.0 million, subject to certain adjustments based on, among other things, the level of Fuddruckers fiscal 1998 earnings before interest, taxes, depreciation and amortization (EBITDA), calculated pursuant to the Stock Purchase Agreement, and closing date working capital. The transaction was approved by the Company's stockholders on November 5, 1998. The Company expects the transaction will close in November, 1998, although there can be no assurance that the transaction will close.

Pursuant to the Stock Purchase Agreement, the Company has agreed to settle certain cash obligations not assumed by the buyer, including equipment lease termination costs. Such expenses are expected to aggregate $6.1 million and will be recorded as incurred during the second quarter of fiscal 1999.

Closure of Great Bagel and Coffee

On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. Previously, on December 30, 1997, Great Bagel & Coffee had acquired the assets and liabilities of one of its former franchisees, then operating a commissary and eight Great Bagel & Coffee restaurants in Phoenix, Arizona. The Company had hoped that this transaction would help Great Bagel & Coffee improve sales and margins, and also provide the best opportunity for a possible sale of the business. However, the business did not improve and no buyer or strategic partner could be located. Accordingly, a decision was reached to close the business. Exit costs associated with this decision of $40,000 during the three months ended September 27, 1998, and sales of $909,000 and operating expenses of $940,000 for the three months ended September 28, 1997, for Great Bagel & Coffee have been recorded net as other expense in the accompanying consolidated financial statements.
                                       6

4.       Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised and result in the issuance of common stock.

A reconciliation of the denominators of the basic and diluted earnings per share computations is shown below:

                                                           (In thousands)
                                                         Three Months Ended
                                                    ----------------------------
                                                    September 27,  September 28,
                                                        1998           1997
                                                        ----           ----
Shares for basic earnings per share                     11,599         11,464
Effect of options and warrants                             183           --
                                                        ------         ------
Shares for diluted earnings per share                   11,782         11,464
                                                        ======         ======

No adjustments have been made to net income in computing diluted income per share.

Options to purchase 807,873 shares of common stock were excluded from the calculation of diluted earnings per share for the three months ended September 27, 1998 because their exercise prices exceeded the average market price of common shares for the period.

Comprehensive Income

Effective June 29, 1998, the Company adopted the provisions of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." No items, other than net income, are currently considered elements of comprehensive income, and accordingly, net income and comprehensive income are the same for all periods presented.

5.       Commitments and Contingencies

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

6.       Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $200,000 and $215,000 in the three months ended September 27, 1998 and September 28, 1997, respectively. Depreciation expense of $44,000 is included in other expense in the three months ended September 28, 1997.

The Company received $62,000 and $108,000 in interest income payments in the three months ended September 27, 1998 and September 28, 1997, respectively, and paid $325,000 in income taxes during the three months ended September 28, 1997.















                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

7.       Business Information

Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's businesses. The table below presents certain financial information for the Company's Fuddruckers and Champps businesses for the thirteen week periods ended September 27, 1998 and September 28, 1997:


                                                                          (In thousands)
                                                                    September 27,    September 28,
                                                                         1998            1997
                                                                         ----            ----
Total Revenues:
   Restaurant sales - Fuddruckers                                      $ 33,934        $ 33,455
   Franchising income - Fuddruckers                                         669             974
   Restaurant sales - Champps                                            20,250          17,000
   Franchising income - Champps                                             162             104
                                                                       --------        --------
      Total revenues                                                   $ 55,015        $ 51,533
                                                                       ========        ========

Champps:
Sales from restaurant operations                                         20,250          17,000
Operating expenses:
   Cost of sales                                                          5,868           4,943
   Labor                                                                  6,655           5,591
   Other restaurant operating expenses                                    5,478           4,774
   Depreciation and amortization                                            735             734
                                                                       --------        --------

Income from restaurant operations                                         1,514             958
Franchising income                                                          162             104
                                                                       --------        --------

Income from restaurant and franchising operations                         1,676           1,062
                                                                       --------        --------

Fuddruckers:
Sales from restaurant operations                                         33,934          33,455
Operating expenses:
   Cost of sales                                                          9,247           9,244
   Labor                                                                 10,784          10,341
   Other restaurant operating expenses                                   10,943          10,623
   Marketing and promotion                                                  345             806
   Depreciation and amortization                                            655           1,447
                                                                       --------        --------

Income from restaurant operations                                         1,960             994
Franchising income                                                          669             974
                                                                       --------        --------

Income from restaurant and franchising operations                         2,629           1,968
                                                                       --------        --------
Income from restaurant and franchising operations                         4,305           3,030
General and administrative expenses                                       3,018           3,999
                                                                       --------        --------
Earnings (loss) from operations before interest,
   income taxes, and cumulative effect of change
   in accounting for preopening costs                                     1,287            (969)
Interest expense                                                            (63)           (108)
Interest income                                                              55             213
Other expense, net                                                          (40)            (31)
                                                                       --------        --------

Earnings (loss) from operations before income taxes
   and cumulative effect of change in accounting
   for preopening costs                                                $  1,239        $   (895)
                                                                       ========        ========

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results of operations, financial position and cash flow. Prior to July 17, 1997 the Company operated as part of DAKA International. Certain other non-restaurant operating assets and liabilities of DAKA International were contributed to the Company as described in Note 2 to Consolidated Financial Statements. Those assets and liabilities consisting of notes receivable, property, accounts payable, accrued expenses and contingent liabilities have been recorded within their respective captions during fiscal 1998 and resulted in a decrease to stockholders' equity of $1.5 million.

Certain reclassifications have been made to the selected financial data and other financial data presented for prior periods to be consistent with current classifications.

                              RESULTS OF OPERATIONS

Overview

The Company reported operating income before income taxes of $1,293,000, and an operating loss before income taxes of $1,882,000 for the three month periods ended September 27, 1998 and September 28, 1997, respectively. While the Company believes it has strategies that will give it the best opportunity to maintain overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing and continuing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress has been made during the quarter ended September 27, 1998 in many of these areas, there can be no assurance that the Company will be able to maintain profitability on a sustained basis.

On July 31, 1998, the Company agreed to sell its Fuddruckers business to King Cannon, Inc. ("King Cannon"), a private company controlled by Michael Cannon, for $43.0 million in a transaction expected to close in November 1998. The transaction was approved by a majority vote of the stockholders on November 5, 1998. As a result of these events, the Company's ongoing operations will consist primarily of owning, operating and franchising Champps Americana restaurants. The Company also owns a 17% passive investment in La Salsa Fresh Mexican Grill ("La Salsa") and a 50% interest in Restaurant Consulting Services, Inc. ("RCS"), a diversified consulting and technology company offering data processing, strategic planning and other technology services on an outsource basis to its customers.

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

Among other factors, the success of the Company's business and its operating results are dependent upon its ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond the Company's control, such as adverse weather changes, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past the Company has been able to manage its exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that the Company will be able to do so in the future or that changes in its sales mix or its overall buying power will not adversely affect the Company's results of operations.

In recent periods the Company's Fuddruckers restaurant chain has experienced operational difficulties which have impacted its profitability. The Company also believes certain of its Fuddruckers locations opened in fiscal 1995, 1996 and 1997 have underperformed principally due to poor real estate selection and, in certain new markets, consumer confusion over the Fuddruckers core concept of the "World's Greatest Hamburger". The Company believes such consumer confusion was due in part to design changes to its restaurants opened in the last three fiscal years which de-emphasized the Butcher Shop and Bakery which, the Company believes, resulted in new customers not realizing the quality of the ingredients and freshness of the products used in making its sandwiches and other menu items when compared with its competitors. The Company believes it has addressed these issues for future Fuddruckers locations, although no Company Fuddruckers restaurants are presently planned to open in fiscal 1999 and the Company has decided to sell its Fuddruckers business in a transaction expected to close in November 1998.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of Champps, improving operational excellence, and anticipated continued lower general and administrative expenses from historical levels resulting from actions taken since June 29, 1997 and the effects of the spin-off from DAKA International, the proposed sale of Fuddruckers, and other related transactions, should provide it with the best opportunity for improved overall profitability.

Overall Results of Operations

The Company reported net earnings of $1,293,000 for the three month period ended September 27, 1998 compared with a net loss of $1,882,000 for the same period a year ago. The improvement year over year results from improved results of operations in each business segment and from lower general and administrative expenses between years. These matters are discussed further below. Total revenues for the period ended September 27, 1998, increased 6.8% to $55.0 million compared with $51.5 million last year. This increase reflects additional restaurant revenues at Champps and Fuddruckers offset, in part, by lower franchising income in Fuddruckers as discussed further below.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to these segments see Note 7 to Notes to Consolidated Financial Statements.

Champps

                                                                                                        (In thousands)
                                                                                              September 27,          September 28,
                                                                                                  1998                    1997
                                                                                                  ----                    ----
Restaurant sales                                                                                $ 20,250               $ 17,000
                                                                                                ========               ========

Sales from Champps-owned restaurants                                                               100.0%                 100.0%
Operating expenses:
  Cost of sales                                                                                    (29.0)                 (29.1)
  Labor                                                                                            (32.9)                 (32.9)
  Other restaurant operating expenses                                                              (27.0)                 (28.1)
  Depreciation and amortization                                                                     (3.6)                  (4.3)
                                                                                                --------               --------
Income from restaurant operations                                                                    7.5%                   5.6%
                                                                                                ========               ========

Income from restaurant operations                                                               $  1,514               $    958
Franchising income                                                                                   162                    104
                                                                                                --------               --------
Income from restaurant and franchising operations                                               $  1,676               $  1,062
                                                                                                ========               ========

Number of restaurants (end of period)
   Champps-owned                                                                                      16                     14
   Franchised                                                                                         12                     11
                                                                                                --------               --------
   Total restaurants                                                                                  28                     25
                                                                                                ========               ========

Sales in Champps-owned restaurants increased $3.3 million, or 19.1%, to $20.3 million for the quarter ended September 27, 1998 compared to $17.0 million for the quarter ended September 28, 1997. This increase results from the opening of four additional restaurants between periods and an increase in same store sales of approximately 1.0% offset, in part, by the sale of one unit in February 1998 to Champps' former chief executive officer and founder.

Income from restaurant operations increased 58.0% to $1.5 million for the quarter ended September 27, 1998 as compared to $1.0 million for the comparable quarter of last year. This increase results primarily from costs associated with a new store opening incurred during the three months ended September 27, 1998 compared to insignificant preopening costs incurred during the current three months. This effect is coupled with lower costs of sales, labor costs and depreciation and amortization expenses expressed as a percentage of sales, offset, in part, by higher occupancy and operating lease payments originating subsequent to the prior period.

Fuddruckers

                                                                                             September 27,             September 28,
                                                                                                  1998                      1997
                                                                                                  ----                      ----
Restaurant sales                                                                               $  33,934                 $  33,455
                                                                                               =========                 =========

Sales from Fuddruckers-owned restaurants:                                                          100.0%                    100.0%
Operating expenses:
  Cost of sales                                                                                    (27.3)                    (27.6)
  Labor                                                                                            (31.8)                    (30.9)
  Other restaurant operating expenses                                                              (32.2)                    (31.8)
  Marketing and promotion                                                                           (1.0)                     (2.4)
  Depreciation and amortization                                                                     (1.9)                     (4.3)
                                                                                               ---------                 ---------
Income from restaurant operations                                                                    5.8%                      3.0%
                                                                                               =========                 =========
Income from restaurant operations                                                              $   1,960                 $     994
Franchising income                                                                                   669                       974
                                                                                               ---------                 ---------
Income from restaurant and franchising operations                                              $   2,629                 $   1,968
                                                                                               =========                 =========
Number of restaurants (end of period):
  Fuddruckers-owned                                                                                  111                       116
  Franchised                                                                                          95                        85
                                                                                               ---------                 ---------
    Total restaurants                                                                                206                       201
                                                                                               =========                 =========


Sales in Fuddruckers-owned restaurants increased $0.5 million, or 1.4%, for the three months ended September 27, 1998 compared to the quarter ended September 28, 1997. This increase results from an increase in comparable stores' sales by 4.7%, offset, in part, by fewer restaurants being open between years.

Income from restaurant operations increased $1.0 million, or 97.2%, to $2.0 million for the three months ended September 27, 1998 compared to $1.0 million for the comparable quarter of last year. The increase reflects the impact of menu changes, closing of underperforming restaurants, improved cost of sales, and lower depreciation and amortization. The decrease in depreciation and amortization expense is the result of a lower cost basis in property after having sold or otherwise disposed of restaurant assets and recorded impairment charges in fiscal 1998 related to the pending sale of Fuddruckers. Marketing and promotion expense decreased between periods reflecting a decision in the current year to both reduce marketing expenses and to utilize newsprint instead of the electornic media used in the prior year.

Franchising income decreased $0.3 million, or 31.3%, from $1.0 million in the three months ended September 28, 1997, to $0.7 million for the same period in the current year. The decrease in franchise revenues is due principally to the Company recognizing less income for opening fees than amounts recognized in the same quarter a year ago. Franchisees opened two new restaurants in the quarter and three new franchised restaurants are expected to open in the second quarter.

Income Taxes

Through July 17, 1997, the operations of the Company were generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. A charge (credit) in lieu of taxes has been presented as if the Company was a separate taxpayer through that date. The Company's effective tax benefit rate was approximately 8.7% for all of fiscal 1997. No tax benefit has been recognized for the loss attributable to the current quarter. As of June 28, 1998 the Company had net operating loss carryforwards of approximately $24.5 million. The carryforwards expire at various dates through 2012 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

Accounting Pronouncements Not Yet Adopted

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No. 131 during fiscal year 1999 and SFAS No. 133 during fiscal year 2000. Management does not expect that the adoption of these statements will have a material impact on the consolidated financial statements.

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

With respect to its payroll core systems, the Company's version of Ceridian software and the related hardware are year 2000 deficient. Ceridian and the Company are working together to provide a solution and the Company expects the solution to be in place by January 1, 1999. The Company presently estimates the cost to bring its payroll core systems year 2000 compliant to be approximately $200,000. The payroll core system is important to the Company's day to day operations. A failure of the payroll core system would be mitigated, however, by the reduction in force that would occur after the proposed Fuddruckers transaction closes. The Company believes that it could manage its payroll processes manually after the sale is completed.

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

                        FINANCIAL CONDITION AND LIQUIDITY

At September 27, 1998, the Company had a working capital deficiency of $13.4 million. The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. The Company was unable to obtain a line-of-credit with a bank during fiscal 1998, although equipment lease financing was obtained and remains available for future construction projects, if necessary. Given the Company's plans for the sale of its Fuddruckers restaurant chain, and existing sources of financing through sale-leaseback facilities, the Company does not anticipate any significant need for working capital for its primary business over the next twelve months. However, should the pending sale of Fuddruckers fail to close, the effect on the Company's near-term liquidity could be adversely affected. Nonetheless, the Company believes its financial resources are sufficient to sustain operations through fiscal 1999. In the event that such resources are less than anticipated, the Company has the ability to curtail its Champps expansion program and further reduce non-essential operating costs to conserve working capital. Further, the Company believes that certain of its existing restaurant units can be used as collateral for obtaining loans and could provide working capital within a relatively short time frame.

Capital expenditures for restaurant expansion during the quarter were funded primarily through cash flows from operations.

In December 1995, Champps obtained $40.0 million of sale-leaseback financing for the construction of new Champps restaurants. As of June 28, 1998, the construction of four Champps restaurants had been fully funded under this commitment and two had been partially funded. Any unused commitment expires on December 31, 1998.

During the second quarter of fiscal 1999, the Company expects to incur $6.1 million additional expenses related to the pending sale of Fuddruckers. The Company estimates that it will expend $12.3 million in cash related to charges recorded during fiscal 1998 and the aforementioned additional expenses.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Company) may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include information relating to current expansion plans, business development activities, and Year 2000 compliance. Such forward-looking information is based on assumptions concerning important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to real estate development and construction activities, the issuance and renewal of licenses and permits for restaurant development and operations, economic conditions, changes in federal or state laws or the administration of such laws, and the Year 2000 readiness of suppliers, banks, vendors and others having a direct or indirect business relationship with the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 5, 1998, in a special meeting of stockholders, the proposed sale of the Company's Fuddruckers subsidiary to King Cannon was approved by a majority of stockholders in a quorum with a vote of 7,432,437 for the proposed sale and 4,167,648 against the proposal or abstaining. The transaction is expected to close during November 1998.

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


                         UNIQUE CASUAL RESTAURANTS, INC.
                                  (Registrant)


                                       By:/s/Donald C. Moore
                                          ---------------------
                                          Donald C. Moore
                                          Director, Chief Executive Officer,
                                          Chief Financial Officer and Treasurer
                                         (Principal Executive and
                                          Financial Officer)


                                       By:/s/Elizabeth M. Haight
                                          ------------------------
                                          Elizabeth M. Haight
                                          Director of Financial Reporting
                                         (Chief Accounting Officer)

Date:  November 20, 1998