Form 10-Q
period 1998-12-27
UNIQUE CASUAL RESTAURANTS INC
filed 1999-02-16
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 27, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock, $.01 par value, outstanding at February 12, 1999: 11,640,790

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                 December 27,    June 28,
                                                                                    1998          1998
                                                                                   ------        ------
ASSETS:
Current assets:
   Cash and cash equivalents (overdraft)                                           $ 21,168    $   (646)
   Restricted cash                                                                    2,542       2,602
   Accounts receivable, net                                                           1,455         801
   Inventories                                                                        1,182         973
   Prepaid expenses and other current assets, net                                       699         727
   Discontinued operation - assets held for sale                                      1,295      34,733
                                                                                   --------    --------
     Total current assets                                                            28,341      39,190
Property and equipment, net                                                          32,232      29,850
Investments                                                                           5,000       5,000
Other assets, net                                                                     2,853       3,018
                                                                                   --------    --------
   Total assets                                                                    $ 68,426    $ 77,058
                                                                                   ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                $  5,388    $  4,784
   Accrued expenses                                                                   6,864       7,178
   Current portion of long-term debt                                                  2,310       2,188
                                                                                   --------    --------
     Total current liabilities                                                       14,562      14,150
Long-term debt, net of current portion                                                5,008       4,757
Other long-term liabilities                                                           6,262       7,753
                                                                                   --------    --------
     Total liabilities                                                               25,832      26,660
                                                                                   --------    --------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Common stock ($.01 par value per share;  authorized  30,000 shares and 11,606 and 11,593 issued and outstanding at December 27, 1998 and
     June 28, 1998, respectively)                                                       116         116
   Additional paid-in capital                                                        78,017      78,017
   Accumulated deficit                                                              (35,539)    (27,735)
                                                                                   --------    --------
     Total stockholders' equity                                                      42,594      50,398
                                                                                   --------    --------
       Total liabilities and stockholders' equity                                  $ 68,426    $ 77,058
                                                                                   ========    ========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Six Months Ended December 27, 1998 and December 28, 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                    Quarters Ended        Six Months Ended
                                                                 --------------------    --------------------
                                                                 December    December    December    December
                                                                 27, 1998    28, 1997    27, 1998    28, 1997
                                                                 --------    --------    --------    --------
Revenues:
  Sales                                                          $ 21,729    $ 19,344    $ 41,979    $ 37,013
  Franchising and royalty income                                      142         187         304         530
                                                                 --------    --------    --------    --------
     Total revenues                                                21,871      19,531      42,283      37,543

Costs and expenses:
   Cost of sales                                                    6,298       5,559      12,166      10,788
   Labor                                                            7,044       6,324      13,699      12,202
   Other restaurant operating expenses                              6,050       5,484      11,528      10,142
   Depreciation and amortization                                      768         746       1,503       1,740
   General and administrative expenses                              1,854       2,605       4,131       5,055
   Interest expense                                                  (103)       (183)       (166)       (290)
   Interest income                                                    169         243         216         441
                                                                 --------    --------    --------    --------
Loss from  operations  before  cumulative  effect of change
  in  accounting  for preopening costs and income (loss) from
   discontinued operations                                            (77)     (1,127)       (694)     (2,233)

Cumulative effect of change in accounting for preopening costs       --          --          --          (987)
                                                                 --------    --------    --------    --------
Loss from operations before income (loss) from discontinued
   operations                                                         (77)     (1,127)       (694)     (3,220)

Income (loss) from discontinued operations:
   Income from discontinued operations                               --           382       1,856         879
   Loss on disposal of discontinued operations                     (8,966)       --        (8,966)       --
                                                                 --------    --------    --------    --------
     Income (loss) from discontinued operations                    (8,966)        382      (7,110)        879
                                                                 --------    --------    --------    --------

       Net loss                                                  $ (9,043)   $   (745)   $ (7,804)   $ (2,341)
                                                                 ========    ========    ========    ========

Basic and diluted loss from  operations  before  cumulative
  effect of change in  accounting  for  preopening costs  and
  income (loss) from discontinued  operations per common share   $  (0.01)   $  (0.10)   $  (0.06)   $  (0.19)
                                                                 ========    ========    ========    ========
Basic and diluted loss from operations and cumulative effect of change in accounting for preopening costs per common
   share before income (loss) from discontinued operations
                                                                 $  (0.01)   $  (0.10)   $  (0.06)   $  (0.28)
                                                                 ========    ========    ========    ========
Basic and diluted loss per common share                          $  (0.78)   $  (0.06)   $  (0.67)   $  (0.20)
                                                                 ========    ========    ========    ========

Basic and diluted weighted average shares outstanding              11,605      11,500      11,603      11,475



See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 27, 1998 and December 28, 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                            December     December
                                                            27, 1998     28, 1997
                                                            --------     --------
Cash flows from operating activities:
Net loss                                                    $ (7,804)   $ (1,022)
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                             1,683       5,620
     Non-cash compensation                                      --           265
     Change in restricted cash balances                           60       2,450
     Gain on sale of property                                   --           (55)
     Changes in working capital                                 (546)     (4,687)
     Changes in other long-term assets and liabilities        (1,326)      1,797
                                                            --------    --------
       Net cash provided by operating activities              (7,933)      4,368

Cash flows from investing activities:
Proceeds from sale of property                                  --           644
Proceeds from discontinued operations                         33,438        --
Purchase of property and equipment                            (4,065)     (4,022)
                                                            --------    --------
   Net cash flows from investing activities                   29,373      (3,378)

Cash flows from financing activities:
Repayment of capital lease obligations                          (761)     (1,284)
Contributed capital                                             --         3,029
Issuances of common stock                                       --           196
Proceeds from sale-leaseback facility                          1,134       1,337
                                                            --------    --------
   Net cash flows from financing activities                      374       3,278
                                                            --------    --------

Net cash flows                                                21,814       4,268
Cash and cash equivalents (overdraft), beginning of period      (646)        172
                                                            --------    --------
Cash and cash equivalents, end of period                    $ 21,168    $  4,440
                                                            ========    ========


See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 27, 1998
                             (Amounts in thousands)
                                   (Unaudited)



                                                    Additional
                                         Common      Paid-in   Accumulated
                               Shares     Stock      Capital     Deficit      Total
                               ------     -----      -------     -------      -----
Balance, June 28, 1998          11,593        116   $ 78,017   $(27,735)   $ 50,398
Common shares issued                 7       --         --         --          --
Net (loss)                        --         --         --        1,239       1,239
                              --------   --------   --------   --------    --------
Balance, September 27, 1998     11,600        116     78,017    (26,496)     51,637

Common shares issued                 6
Net (loss)                        --         --         --       (9,043)     (9,043)
                              --------   --------   --------   --------    --------
Balance, December 27, 1998      11,606        116   $ 78,017   $(35,539)   $ 42,594
                              ========   ========   ========   ========    ========







See notes to unaudited condensed consolidated financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Six Months Ended December 27, 1998 and December 28, 1997
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI"), and Restaurant Consulting Services, Inc. ("RCS"). Great Bagel & Coffee ceased operations on June 28, 1998. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. to King Cannon, Inc. as discussed more fully in Note 3. As a result of this sale, the historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc., have been treated as discontinued operations for all periods presented. The historical DAKA International basis in the assets and liabilities transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. Significant intercompany balances and transactions have been eliminated in consolidation.

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen weeks ended December 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 1999. Certain reclassifications of prior year balances have been made in the accompanying financial statements in order to conform with the presentation in the current year. Such reclassifications had no effect on previously reported net operating results.

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

3.     Acquisition and Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, Unique Casual Restaurants, Inc. (the "Company") completed the sale of all of the outstanding common stock of Fuddruckers, Inc. to King Cannon, Inc. (the "Buyer") pursuant to a Stock Purchase Agreement, dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43 million in cash, before adjustments. At the closing the Company disbursed approximately $2.5 million to escrow agents to be held pending resolution of certain contingent obligations (see Note 5). In addition, the Company incurred approximately $9.0 million in costs associated with the early termination of certain leases, obtaining landlord consents to the transaction, certain litigation settlements, and legal, accounting and severance expenses. An additional $5.5 million was used to settle the Company's obligations under a put/call agreement which was originally due to be paid in January 2000. The Company received approximately $535,000 from the Buyer as reimbursement for working capital at the closing date and has received approximately $2.6 million in previously restricted cash balances, which were released by virtue of the Company's settling certain of the obligations discussed above. The Company also purchased two closed Fuddruckers locations and recorded assets held for sale valued at approximately $1.6 million. The sale was approved by a majority vote of the Company's shareholders on November 5, 1998.

Closure of Great Bagel & Coffee

On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. Exit costs associated with this decision were $25,000 during the six months ended December 27, 1998.

4.       Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised and result in the issuance of common stock. For purposes of the fiscal 1999 and 1998 loss per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive.

Comprehensive Income

Effective June 29, 1998, the Company adopted the provisions of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." No items, other than net income, are currently considered elements of comprehensive income, and accordingly, net income and comprehensive income are the same for all periods presented.

5.       Commitments and Contingencies

Fuddruckers Indemnifications

The Company and Champps are obligated to jointly and severally indemnify King Cannon and Fuddruckers and their respective affiliates from and against any losses, assessments, liabilities, claims, obligations, damages, costs or expenses which arise out of or relate to (i) any misrepresentation in, breach of or failure to comply with any of the representations, warranties, undertakings, covenants or agreements of Unique, Fuddruckers and related entities, and any affiliate of any of them contained in the Stock Purchase Agreement; (ii) any environmental matters related to Fuddruckers, its affiliates or business; (iii) any retained or undisclosed liabilities; or (iv) Unique's obligations with respect to Lease Termination Amounts and Rent Adjustment Amounts, as defined in the Stock Purchase Agreement. With respect to the indemnification for Lease Termination Amounts and Rent Adjustment Amounts, the Company obtained each Required Consent and Required Estoppel from landlords prior to the closing of the sale. As a result, the Company believes the risk for a material claim for indemnification related to each of the Lease Termination Amount and Rent Adjustment Amount provisions is remote.

Further, at the closing, the Company established a $1.0 million cash escrow (reported as restricted cash in the accompanying consolidated balance sheet) as a fund for payment of any claims for indemnification pursuant to the Stock Purchase Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims, which is $43.0 million. However, the Company believes the risk of a claim for indemnification exceeding the $1.0 million escrow is remote.

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

The Company has also established a $1.5 million cash escrow to serve a collateral pending resolution of a suit brought by the Company against a former supplier. The cash escrow was necessary to compel the former supplier to release all of its collateral which included assets of Fuddruckers being conveyed to the Buyer in the sale, pending resolution of the dispute.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired DAKA International's common stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. and William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including legal fees. On December 19, 1997, the parties entered into a Stipulation and Agreement of Settlement pursuant to which defendants deny any wrongdoing, and the parties agreed to settle the matter as a class action, subject to the court's approval, with payment of $3.5 million to the class. The Company has agreed to indemnify Compass for any losses or expenses associated with the complaint. On February 10, 1998, the Company announced that it had agreed to settle the case for $3.5 million. While defendants deny all of the allegations in the complaint and any wrongdoing whatsoever, they believed that settlement of the case was in the best interests of the Company and its stockholders to avoid the costs and risks of litigation. The settlement had no impact on results of operations and the settlement payment was funded from restricted cash deposits previously set aside for this contingency. As a result of the settlement, approximately $1.5 million in restricted cash deposits were returned to the Company. On January 27, 1998, the court preliminarily approved the settlement and set the timetable for granting final approval. On October 29, 1998 the court granted final approval of the settlement.

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

6.       Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $180,000 and $555,000 in the six months ended December 27, 1998 and December 28, 1997, respectively.



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

On July 31, 1998, the Company agreed to sell its Fuddruckers business to King Cannon, Inc. ("King Cannon"), a private company controlled by Michael Cannon, for $43.0 million in a transaction expected to close in November 1998. The transaction was approved by a majority vote of the stockholders on November 5, 1998. As a result of these events, the Company's ongoing operations will consist primarily of owning, operating and franchising Champps Americana restaurants. The results of operations for Fuddruckers have been treated as discontinued operations in the accompanying financial statements for all periods presented.

Certain reclassifications have been made to the selected financial data and other financial data presented for prior periods to be consistent with current classifications.


                              RESULTS OF OPERATIONS

Overview

The Company reported an operating loss from continuing operations of $694,000, and an operating loss from continuing operations before cumulative change in accounting for preopening expenses of $2,233,000 for the six month periods ended December 27, 1998 and December 28, 1997, respectively. While the Company believes it has strategies that will give it the best opportunity to achieve overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing and continuing restaurants and successfully execute its growth strategy for the Champps Americana restaurant chain. While progress has been made during the quarter ended December 27, 1998 in many of these areas, there can be no assurance that the Company will be able to maintain profitability on a sustained basis.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of Champps, improving operational excellence, and anticipated continued lower general and administrative expenses from historical levels resulting from the effects of the sale of Fuddruckers, and other related transactions, should provide it with the best opportunity for improved overall profitability.

Overall Results of Continuing Operations

Total revenues for the six month period ended December 27, 1998, increased 12.6% to $42,283,000 compared with $37,543,000 last year. This increase reflects additional restaurant revenues at Champps as discussed further below, offset, in part, by the reduction of $1,564,000 in revenues associated with the closure of the Company's Great Bagel & Coffee business on June 28, 1998. For the six months ended December 28, 1997, the Great Bagel & Coffee business reported net income before general and administrative expenses of $128,000.

The following table sets forth, for the periods presented, certain financial information for the Company's Champps business segments.

Champps

                                                                        (In thousands)
                                                          Quarters Ended            Six Months Ended
                                                          --------------            ----------------
                                                   December 27,   December 28,  December 27,  December 28,
                                                       1998          1997          1998          1997
                                                       ----          ----          ----          ----
Restaurant sales                                    $  21,729     $  18,750     $  41,979     $  35,750
                                                    =========     =========     =========     =========

Sales from Champps-owned restaurants                    100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Cost of sales                                         (29.0)        (28.8)        (29.0)        (28.9)
  Labor                                                 (32.4)        (32.7)        (32.6)        (32.8)
  Other restaurant operating expenses                   (27.8)        (28.9)        (27.5)        (27.7)
  Depreciation and amortization                          (3.5)         (3.9)         (3.6)         (4.1)
                                                    ---------     ---------     ---------     ---------
Income from restaurant operations                         7.2%          5.7%          7.3%          6.5%
                                                    =========     =========     =========     =========


Income from restaurant operations                   $   1,570     $   1,069     $   3,084     $   2,324
Franchising income                                        142           126           304           229
                                                    ---------     ---------     ---------     ---------
Income from restaurant and franchising operations   $   1,712     $   1,194     $   3,388     $   2,553
                                                    =========     =========     =========     =========

Number of restaurants (end of period)
   Champps-owned                                                                       17            15
   Franchised                                                                          12            11
                                                                                ---------     ---------
   Total restaurants                                                                   29            26
                                                                                =========     =========

Sales in Champps-owned restaurants increased approximately $3.0 million, or 15.9%, to approximately $21.7 million for the quarter ended December 27, 1998 compared to approximately $18.8 million for the quarter ended December 28, 1997. This increase results from the opening of additional restaurants between periods and an increase in same store sales of approximately 2.7% offset, in part, by the sale of one unit in February 1998.

Sales in Champps-owned restaurants increased approximately $6.2 million, or 17.4%, to approximately $42.0 million for the six months ended December 27, 1998 compared to approximately $35.8 million for the six months ended December 28, 1997. This increase results from the opening of additional restaurants between periods and an increase in same store sales of approximately 1.9% offset, in part, by the sale of one unit in February 1998.

Income from restaurant operations increased 46.9% to approximately $1.6 million and 32.7% to approximately $3.1 million for the quarter and six months ended December 27, 1998, respectively, as compared with approximately $1.1 million and approximately $2.3 million for the comparable quarter and six months, respectively, of last year. Restaurant level operating margins improved to 7.2% for the quarter ended December 27, 1998 compared with 5.7% in the corresponding quarter a year ago. This improvement primarily reflects lower start-up costs incurred in the current quarter compared with such costs last year.

For the first half of fiscal 1999, restaurant operating margins improved to 7.3% compared with 6.5% in the prior year. This improvement reflects lower start-up costs in the current year, offset, in part, by higher occupancy costs. The change in occupancy reflects the Company's increased use of landlord or sale-leaseback financing for stores opened since January of 1997 (seven stores).

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

Accounting Pronouncements Not Yet Adopted

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No. 131 during fiscal year 1999 and SFAS No. 133 during fiscal year 2000. Management is currently reviewing the effect, if any, from adoption of these statements to the Company's consolidated financial statements.

Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the roll-over of the two digit year value to "00". This issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company has an Information Technology Steering Committee (the "Committee") which has been given the assignment of evaluating year 2000 compliance for all of the Company's primary and mission critical software and hardware assets ("core systems") to correct or mitigate year 2000 compliance exposure. Based on the Committee's review, the Company has segregated its core systems into the following categories: consolidated accounting and financial reporting; payroll; restaurant sales and accounting; data transmission; office support; and banking services. Except for banking services, the Committee has completed its review of each of these categories and, as discussed further below, has identified several areas of non-compliance including Champps point of sale devices (cash registers) and payroll processing hardware and software as systems requiring upgrades and/or replacement in order to be year 2000 compliant.

With respect to consolidated accounting and financial reporting core systems, the Company utilizes nationally recognized systems such as Oracle, Windows, Novell and Xcellenet which are, or with readily available upgrades will be, year 2000 compliant and has received written assurances from a majority of these third parties to this effect. The Company estimates the costs to upgrade these systems are insignificant and its exposure to catastrophic year 2000 risk to be highly unlikely.

With respect to its payroll core systems, the Company's version of Ceridian software and the related hardware are year 2000 deficient. The Company is working to evaluate Ceridian's proposed solution, as well as other payroll processing solutions, in order to purchase, test and install a year 2000 compliant payroll system by July 1, 1999. The Company presently estimates the cost to bring its payroll core systems year 2000 compliant to be approximately $200,000. The payroll core system is important to the Company's day to day operations. However, the Company believes that it could manage its payroll processes manually in the event of a year 2000 system failure.

The Company's Champps' point of sale devices (POS) and back office systems run on a Windows 95 platform. The Company is aware that although Windows 95 is substantially year 2000 compliant, there are certain non-compliant features. The operating software that resides on the Windows 95 platform are year 2000 compliant, however, the effect on such programs of any Windows 95 non-compliance has not been determined. As a result, the Company is evaluating the impact, if any, of Windows 95 non-compliance on its other POS and back office software.

The Company's data transmission and office support core systems are year 2000 compliant in all significant respects. An analysis of the Company's banking services core systems has not been completed. The Company's primary banks are large, national banks, which the Company believes mitigates exposure. However, the Company's review of its banking services will be completed by July 1, 1999.

The Company has not completed its evaluation of year 2000 compliance of its primary vendors for impact on the Company. The Company has begun to request written confirmation from its third party vendors regarding their state of compliance with the year 2000 problem. Unless public suppliers of water, electricity, natural gas and banks are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), the Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or its vendors could materially adversely affect the Company's business, financial condition or operating results.



                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                        FINANCIAL CONDITION AND LIQUIDITY

At December 27, 1998, the Company had significant positive working capital. The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. Given the Company's plans for the expansion of its Champps business, and existing sources of financing through existing cash balances and sale-leaseback facilities, the Company does not anticipate any significant need for additional working capital for its primary business over the next twelve months.

Capital expenditures for restaurant expansion during the quarter were funded primarily through cash flows from operations and proceeds from sale-leaseback facilities.

In December 1995, Champps obtained $40.0 million of sale-leaseback financing for the construction of new Champps restaurants. As of June 28, 1998, the construction of four Champps restaurants had been fully funded under this commitment and two had been partially funded. At December 31, 1998, one Champps under construction will be funded under this commitment. The remaining unused portion of this commitment expired on December 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On November 5, 1998, in a special meeting of stockholders, the proposed sale of the Company's Fuddruckers subsidiary to King Cannon was approved by a majority of stockholders in a quorum with a vote of 7,432,437 for the proposed sale and 4,167,648 against the proposal or abstaining. The transaction is closed during November 1998.

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

                                  UNIQUE CASUAL RESTAURANTS, INC.
                                  (Registrant)


                                  By: /s/Donald C. Moore
                                      Donald C. Moore
                                      Director, Chief Executive Officer
                                     (Principal Financial and Principal
                                      Accounting Officer)




February 16, 1999