Form 10-Q
period 1999-03-28
UNIQUE CASUAL RESTAURANTS INC
filed 1999-05-12
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 1999

                                       OR

[ ]  TRANSITION   REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934.


For the transition period from __________ to __________


Commission file number 0-22639


                         UNIQUE CASUAL RESTAURANTS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                              04-3370491
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers, M                         01923
(Address of principal executive offices)                              (Zip Code)


                                 (978) 774-6606
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Number of shares of Common Stock,  $.01 par value,  outstanding at May 10, 1999:
11,647,427.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                         UNIQUE CASUAL RESTAURANTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                         March 28,      June 28,
                                                           1999           1998
                                                           ----           ----
ASSETS:
Current assets:
   Cash and cash equivalents (overdraft)                  $ 15,361     $   (647)
   Restricted cash                                           2,554        2,602
   Accounts receivable, net                                  2,329          801
   Inventories                                               1,201          973
   Prepaid expenses and other current assets, net              827          727
   Assets held for sale                                        880       34,733
                                                          --------     --------
     Total current assets                                   23,152       39,189
Property and equipment, net                                 32,832       29,850
Investments                                                  5,000        5,000
Other assets, net                                            1,605        3,019
                                                          --------     --------
   Total assets                                           $ 62,589     $ 77,058
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                       $  5,499     $  4,784
   Accrued expenses                                          5,091        7,178
   Current portion of long-term debt                         1,815        2,188
                                                          --------     --------
     Total current liabilities                              12,406       14,150
Long-term debt, net of current portion                       4,933        4,757
Other long-term liabilities                                  5,752        7,753
                                                          --------     --------
     Total liabilities                                      23,090       26,660
                                                          --------     --------

Commitments and contingencies (Note 5)

Stockholders' equity:
   Common stock ($.01 par value per share;
   authorized  30,000 shares and 11,646
   and 11,593 issued and outstanding at
   March 28, 1999 and June 28, 1998, respectively)             116          116
   Additional paid-in capital                               78,115       78,016
   Accumulated deficit                                     (38,732)     (27,735)
                                                          --------     --------
     Total stockholders' equity                             39,499       50,398
                                                          --------     --------
       Total liabilities and stockholders' equity         $ 62,589     $ 77,058
                                                          ========     ========


                  See notes to unaudited condensed consolidated
                              financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Nine Months Ended March 28, 1999 and March 29, 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                         Quarters Ended         Nine Months Ended
                                                                                         --------------         -----------------
                                                                                      March 28,   March 29,   March 28,   March 29,
                                                                                         1999        1998        1999        1998
                                                                                         ----        ----        ----        ----
Revenues:
  Sales                                                                                $ 22,472    $ 19,425    $ 64,452    $ 56,438
  Franchising and royalty income                                                            139         320         443         851
                                                                                       --------    --------    --------    --------
     Total revenues                                                                      22,611      19,745      64,895      57,289

Costs and expenses:
   Cost of sales                                                                          6,496       5,651      18,663      16,438
   Labor                                                                                  7,512       6,411      21,211      18,614
   Other restaurant operating expenses                                                    6,320       4,549      17,846      15,369
   Depreciation and amortization                                                            779         743       2,282       2,483
   General and administrative expenses                                                    3,055       2,856       7,051       7,911
   Other (income) and expense, net                                                          110        (160)        196        (987)
                                                                                       --------    --------    --------    --------
Loss from  operations  before  cumulative  effect
   of change in  accounting  for preopening costs
   and income (loss) from discontinued operations                                        (1,661)       (305)     (2,354)     (2,539)
Cumulative effect of change in accounting for preopening
   costs                                                                                   --          --          --          (987)
                                                                                       --------    --------    --------    --------
Loss from operations before income (loss) from
   discontinued operations                                                               (1,661)       (305)     (2,354)     (3,526)

Income (loss) from discontinued operations:
   Income (loss) from discontinued operations                                               (34)      1,110       1,822       1,989
   Loss on disposal of discontinued operations                                           (1,499)       --       (10,465)       --
                                                                                       --------    --------    --------    --------

     Income (loss) from discontinued operations                                          (1,533)      1,110      (8,643)      1,989

       Net income (loss)                                                               $ (3,194)   $    805    $(10,997)   $ (1,537)
                                                                                       ========    ========    ========    ========

Basic and diluted loss from  operations  before
   cumulative  effect of change in accounting
   for  preopening costs and  income (loss)from
   discontinued operations per common share                                            $  (0.14)   $  (0.03)   $  (0.20)   $  (0.22)
                                                                                       ========    ========    ========    ========
Basic and diluted loss from operations and
   cumulative effect of change in accounting
   for preopening costs per common share before
   income (loss) from discontinued operations
                                                                                       $  (0.14)   $  (0.03)   $  (0.20)   $  (0.31)
                                                                                       ========    ========    ========    ========
Basic and diluted income (loss) per common share                                       $  (0.28)   $   0.07    $  (0.95)   $  (0.13)
                                                                                       ========    ========    ========    ========
Basic and diluted weighted average shares outstanding                                    11,614      11,528      11,614      11,494


                  See notes to unaudited condensed consolidated
                             financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended March 28, 1999 and March 29, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                         March 28,     March 29,
                                                           1999          1998
                                                           ----          ----
Cash flows from (used in) operating activities:
Net loss                                                 $(10,997)     $ (1,535)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Cumulative effect of accounting change                  --             987
     Depreciation and amortization                          2,464         3,014
     Non-cash compensation                                   --             265
     Minority interests                                      --             (19)
     Gain on sale of property                                --            (733)
Changes in assets and liabilities, net
   of acquisitions:
     Change in restricted cash balances                        48         2,431
     Changes in working capital, net                       (3,228)           (3)
     Changes in other long-term assets
      and liabilities, net                                   (587)       (3,879)
                                                         --------      --------
       Net cash provided by (used in)
         operating activities                             (12,300)          528

Cash flows from investing activities:
Proceeds from sale of property                               --           2,144
Proceeds from sale of discontinued operations              33,853          --
Purchase of property and equipment                         (5,447)       (4,770)
                                                         --------      --------
   Net cash flows from investing activities                28,406        (2,626)

Cash flows from financing activities:
Repayment of capital lease obligations                     (1,332)       (1,728)
Contributed capital                                          --           3,029
Issuances of common stock                                      98           300
Proceeds from sale-leaseback facility                       1,135         1,338
                                                         --------      --------
   Net cash flows from financing activities                   (99)        2,939

Net cash flows                                             16,007           841
Cash and cash equivalents (overdrafts),
  beginning of period                                        (646)          172
                                                         --------      --------
Cash and cash equivalents, end of period                 $ 15,361      $  1,013
                                                         ========      ========



                  See notes to unaudited condensed consolidated
                             financial statements.

                         UNIQUE CASUAL RESTAURANTS, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Nine Months Ended March 28, 1999 and March 29, 1998
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

1. Background and Basis of Presentation

Background

Unique Casual Restaurants, Inc. (the "Company") is a Delaware corporation formed on May 27, 1997 which was spun-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off"). The Company's principal business activities have been to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company. As discussed in Note 3, the Company has recently completed the sale of its Fuddruckers restaurant segment and the Company's principal business segment now consists primarily of owning, operating and franchising Champps Americana restaurants.

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

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen weeks ended March 28, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 27, 1999. Certain reclassifications of prior year balances have been made in the accompanying financial statements in order to conform with the presentation in the current year. Such reclassifications had no effect on previously reported net income (loss).

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 29, 1998. The accounting policies used in preparing these consolidated financial statements are the same as those described in the Company's Annual Report on Form 10-K, except that during the current year the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, ("SFAS 130"), "Reporting Comprehensive Income." See Note 4.

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

During 1998, certain remaining non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of cash, prepaid expenses, notes receivable, property and accounts payable, accrued expenses, refundable income taxes and contingent liabilities. These assets and liabilities resulted in a net decrease to stockholders' equity of approximately $1,500 and have been recorded within their respective captions during 1998.

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

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2,300 certain data processing equipment. The purchase price will be satisfied through the repayment of a promissory note due June 30, 2002 which bears interest at 6% per annum. The promissory note was contributed to the Company as part of the Additional Capital Contribution. The Company also received DAKA International's 50% interest in RCS on July 17, 1997. In connection with this sale, the Company has entered into a management agreement with RCS whereby the Company has agreed to provide certain managerial services to RCS. In addition, the Company has entered into a two-year service agreement with RCS for data processing and consulting services for an annual fee of $1,800. The Company consolidates RCS' operations until such time as the obligations of RCS to the Company are satisfied.

3. Acquisition and Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. to King Cannon, Inc. (the "Buyer") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43,000 in cash, subject to certain possible adjustments. At the closing, the Company disbursed approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations (see Note 5). In addition, the Company incurred approximately $9,000 in costs associated with the early termination of certain leases, obtaining landlord consents to the transaction, certain litigation settlements, and legal, accounting and severance expenses. An additional $5,500 was used to settle the Company's obligations under a put/call agreement which was originally due to be paid in January 2000. The Company received approximately $2,600 in previously restricted cash balances, which were released by virtue of the Company's settling certain of the obligations discussed above. The Company also purchased two closed Fuddruckers locations and recorded assets held for sale valued at approximately $1,600. The sale was approved by a vote of the Company's shareholders on November 5, 1998.

Pursuant to the Agreement, King Cannon had 120 days from the Closing Date to review and propose adjustments to the portion of the Estimated Purchase Price related to Working Capital. The Company and King Cannon have agreed on the amount of Working Capital resulting in a reduction of the Estimated Purchase Price of approximately $1,500, including interest. Both the Company and King Cannon have now accepted as final, the Working Capital at the Closing Date. This reduction in Estimated Purchase Price has been included in the loss from discontinued operations for the third quarter of fiscal 1999 in the accompanying financial statements.

As part of the adjustment to Working Capital discussed above, the Company received from King Cannon approximately $470 in royalty receivables from its former franchisees which King Cannon deemed uncollectible. The Company will now vigorously pursue collection of these amounts from such former franchisees.

Closure of Great Bagel & Coffee

On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. Exit costs associated with this decision were not significant.

4. Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised and result in the issuance of common stock. For purposes of the fiscal 1999 and 1998 loss per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive on a cumulative year to date basis. Stock options and warrants convertible into common stock were excluded from shares for diluted earnings per share for the three months ended March 28, 1999 because they were anti-dilutive. Had such shares been included, shares for dilutive earnings per share would have increased by approximately 170 shares. No adjustments were made to net income in computing diluted income per share.

Comprehensive Income

Effective June 29, 1998, the Company adopted the provisions of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." No items, other than net income, are currently considered elements of comprehensive income, and accordingly, net income (loss) and comprehensive income (loss) are the same for all periods presented.

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

Further, at the closing, the Company established a $1,000 cash escrow (reported as restricted cash in the accompanying consolidated balance sheet) as a fund for payment of any claims for indemnification pursuant to the Stock Purchase Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims, which is $43,000. However, the Company believes the risk of a claim for indemnification exceeding the $1,000 escrow is remote.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Spin-off including all losses or damages related to the purported class action lawsuit discussed further below. In addition, the Company entered into a Post-Closing Covenants Agreement which provides for post-closing payments by the Company to Compass under certain circumstances. Further, the Company agreed to a $15,000 settlement with Compass pursuant to the Post-Closing Covenants Agreement and to reimburse Compass an additional $3,800 for liabilities assumed by the Company but paid by Compass. The effect of this settlement has been reflected in the net distribution recorded in the accompanying consolidated financial statements. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the Spin-off Transaction Date but unidentified at such date. This indemnification begins to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

The Company has also established a $1,500 cash escrow to serve as collateral pending resolution of a suit brought by the Company against a former supplier. The cash escrow was necessary to compel the former supplier to release all of its collateral which included assets of Fuddruckers being conveyed to the Buyer in the sale, pending resolution of the dispute.

Litigation

The Company is engaged in various actions arising in the ordinary course of business or pursuant to the agreements with Compass and King Cannon as previously discussed. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

6. Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $182 and $844 in the nine months ended March 28, 1999 and March 29, 1998, respectively.




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

On July 31, 1998, the Company agreed to sell its Fuddruckers business to King Cannon, Inc. ("King Cannon"), a private company controlled by Michael Cannon. See Note 3 to Consolidated Financial Statements. The transaction was approved by the stockholders on November 5, 1998. As a result of these events, the Company's ongoing operations consist primarily of owning, operating and franchising Champps Americana restaurants. The results of operations for Fuddruckers have been treated as discontinued operations in the accompanying financial statements for all periods presented.

The Company also owns a 17% passive investment in La Salsa Fresh Mexican Grill ("La Salsa") and a 50% interest in Restaurant Consulting Services, Inc. ("RCS"), a diversified consulting and technology company offering data processing, strategic planning and other technology services on an outsource basis to its customers.

Certain reclassifications have been made to the selected financial data and other financial data presented for prior periods to be consistent with their current classifications.

Consideration of Strategic Alternatives and Resolution of Proxy Contest

On September 24, 1998, the Company announced it had retained Bear Stearns & Co., Inc. to assist the Company's board of directors (the "Board") in evaluating and seeking financial and strategic alternatives, including a possible sale of the Company. The process is continuing and the Company is not in a position to disclose any additional details or to anticipate whether and when the Company will enter into any binding agreement or the process will be terminated.

On November 13, 1998, a preliminary proxy was filed by Atticus Partners, L.P. ("Atticus") with respect to the Company's Annual Meeting which indicated Atticus intended to solicit proxies for election to the Board of Directors of its nominees in opposition to the nominees for Director. On March 11, 1999, the Company announced that this Company's proxy contest had been settled by agreement between the Company and Atticus. As a result of the settlement, among other things, Atticus' nominees for election as Directors, Timothy R. Barakett and James S. Goodwin, were appointed to the Board, Atticus supported for election the Company's nominees, who were re-elected to the Board at the Annual Meeting of Shareholders held on March 17, 1999, and the Board established a two member strategic committee with the authority to control and/or oversee the negotiation and preparation of any transaction to sell the Company and provide a recommendation regarding such a transaction to the full Board. The strategic committee also has the authority to review and evaluate the Company's senior executive officers in light of the Company's strategic needs and objectives and take action in connection with its evaluation. The members of the strategic committee are Alan D. Schwartz and Timothy R. Barakett. The strategic committee is in the process of making its evaluation consistent with its duties. Until the committee has completed its work, there will be no further announcement regarding strategic alternatives or a sale of the Company.

The settlement agreement further provides that in the event the Company does not enter into a definitive agreement with respect to a sale, merger or other business combination by May 31, 1999, then the Board shall be reduced in size from seven members to five and two of the members existing prior to the settlement will be required to step down.

Resignation of Director

On April 15, 1999, Erline Belton notified the Company of her desire to resign from the Board of Directors because of her commitment to serve as a Director of Applebees International, Inc., a diversified casual restaurant company. The Board accepted her resignation and thanks her for her loyal and valuable service to the Company and its stockholders.

                              RESULTS OF OPERATIONS

Overview

The Company reported an operating loss from continuing operations of $2,353, and $2,539 for the nine month periods ended March 28, 1999 and March 29, 1998, respectively. While the Company believes it has strategies that will give it the best opportunity to achieve overall profitability, there can be no assurance that such strategies will be implemented within the anticipated time frame or at all, or if implemented, will be successful. Accordingly, the Company may continue to incur substantial and increasing operating losses over the next several years. The amount of net operating losses and the time required by the Company to reach sustained profitability are highly uncertain and to achieve profitability the Company must, among other things, address operational issues, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its existing and continuing restaurants, successfully execute its growth strategy for the Champps Americana restaurant chain and manage within acceptable parameters contingent obligations relating to its predecessor businesses.

The Company's Champps Americana restaurant chain is in the expansion phase. The timing of revenues and expenses associated with the opening of new restaurants is expected to result in fluctuations in the Company's quarterly results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

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

Overall Results of Continuing Operations

Total revenues for the nine month period ended March 28, 1999, increased 13.3% to $64,895 compared with $57,289 last year. This increase reflects additional restaurant revenues at Champps as discussed further below, offset, in part, by the reduction in the current year of $2,681 in revenues associated with the closure of the Company's Great Bagel & Coffee business on June 28, 1998. For the nine months ended March 29, 1998, the Great Bagel & Coffee business reported net income before general and administrative expenses of $413.

The following table sets forth, for the periods presented, certain financial information for the Company's Champps business segment.


                                                          (In thousands)
                                                          Quarters Ended                   Nine Months
                                                                                              Ended
                                                     March 28,     March 29,      March 28,     March 29,
                                                       1999          1998           1999          1998
                                                       ----          ----           ----          ----
Restaurant sales                                    $  22,472     $  18,333     $  64,452     $  54,083
                                                    =========     =========     =========     =========

Sales from Champps-owned restaurants                    100.0%        100.0%        100.0%        100.0%
Operating expenses:
  Cost of sales                                         (28.9)        (29.0)        (29.0)        (29.0)
  Labor                                                 (33.4)        (32.9)        (32.9)        (32.8)
  Other restaurant operating expenses                   (28.1)        (27.0)        (27.7)        (27.4)
  Depreciation and amortization                          (3.5)         (3.2)         (3.5)         (3.8)
                                                    ---------     ---------     ---------     ---------
Income from restaurant operations                         6.1%          7.9%          6.9%          7.0%
                                                    =========     =========     =========     =========

Income from restaurant operations                   $   1,365     $   1,466     $   4,450     $   3,759
Franchising income                                        139           295           443           525
Gain on sale of restaurant                               --             677          --             677
                                                    ---------     ---------     ---------     ---------
Income from restaurant and franchising operations   $   1,504     $   2,418     $   4,893     $   4,961
                                                    =========     =========     =========     =========


Number of restaurants (end of period)
   Champps-owned                                                                       18            14
   Franchised                                                                          12            12
                                                                                ---------     ---------
   Total restaurants                                                                   30            26
                                                                                =========     =========

Sales in Champps-owned restaurants increased $4,139, or 22.6%, to $22,472 for the quarter ended March 28, 1999 compared to $18,333 for the quarter ended March 29, 1998. This increase results from the opening of additional restaurants between periods and an increase in same store sales of approximately 1.5% offset, in part, by the sale of one unit in February 1998.

Sales in Champps-owned restaurants increased $10,369, or 19.2%, to $64,452 for the nine months ended March 28, 1999 compared to $54,083 for the nine months ended March 29, 1998. This increase results from the opening of additional restaurants between periods and an increase in same store sales of approximately 1.7% offset, in part, by the sale of one unit in February 1998.

Income from restaurant operations declined slightly in the quarter to $1,365 compared with $1,446 last year. This decrease is primarily attributable to the timing of the opening of new restaurants between periods and to higher occupancy costs in restaurants opened over the last two years.

Operating results of new restaurants are significantly lower than the results of mature restaurants. The Company's policy has been to invest in labor and food and beverage costs in new restaurants to ensure guests have an exceptional dining experience. The Company believes a new restaurant requires up to one year after opening for its managers and crew to reach peak efficiency in operations.

The increase in other restaurant operating expenses expressed as a percentage of sales reflects higher occupancy expenses for restaurants opened over the last two years. Such restaurants were generally constructed under a sale-leaseback facility where substantially all of the costs of construction were financed by the landlord. This facility allowed the Company to conserve cash but resulted in higher rents in these units when compared with restaurants built in earlier years.

Income from restaurant operations for the nine months ended March 28, 1999 and March 29, 1998 were comparable when expressed as a percentage of sales. This reflects increases in same store sales and the maturing of restaurants opened over the last two years, offset, in part, by higher occupancy expenses as discussed above.

Income Taxes

Through July 17, 1997, the operations of the Company were generally included in the consolidated U.S. Federal Income tax return and certain combined and separate state and local tax returns of DAKA International. No tax benefit has been recognized for the loss attributable to the current quarter. As of June 28, 1998 the Company had net operating loss carryforwards of approximately $24,500. The carryforwards expire at various dates through 2012.

Discontinued Operations

As discussed above and in Notes 3 and 5 to the Unaudited Condensed Consolidated Financial Statements, on November 24, 1998, the Company completed the sale of its Fuddruckers business to King Cannon for an estimated purchase price of $43,000, subject to certain adjustments. Results of operations for the Fuddruckers business have been included in the accompanying financial statements as discontinued operations. In the third quarter of fiscal 1999, the Company and King Cannon agreed to a downward adjustment of $1,489 in the estimated purchase price related to the working capital conveyed to King Cannon at the Closing. King Cannon had 120 days from the Closing Date to review and propose adjustments to the amount of working capital which had been estimated at the Closing. This adjustment to purchase price has been included in the loss on disposal of discontinued operations in the third quarter of fiscal 1999.

Accounting Pronouncements Not Yet Adopted

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" which the Company is required to adopt in fiscal 1999. With the completion of the sale of Fuddruckers the Company operates in only one segment, and therefore does not believe that additional disclosure will be required in the Company's 1999 10-K. In June 1999 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging
Activities." The Company will adopt SFAS No. 133 during fiscal year 2000. Management is currently reviewing the effect, if any, from adoption of these statements to the Company's consolidated financial statements.

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

With respect to its payroll core systems, the Company's version of Ceridian software and the related hardware are year 2000 deficient. The Company has selected ADP to provide a year 2000 compliant payroll system currently being installed. The Company's plans are to test and complete installation of this year 2000 compliant payroll system by July 1, 1999. The Company presently estimates the cost to bring its payroll core systems year 2000 compliant to be approximately $200,000. The payroll core system is important to the Company's day to day operations. However, the Company believes that it could manage its payroll processes manually in the event of a year 2000 system failure.

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


                        FINANCIAL CONDITION AND LIQUIDITY

At March 28, 1999 and June 28, 1998, the Company had significant positive working capital. The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash and inventory and labor costs and other operating expenses are generally paid on terms. Capital expenditures for restaurant expansion during the nine months were funded primarily through cash balances and proceeds from sale-leaseback facilities.

In December 1995, Champps obtained $40,000 of sale-leaseback financing for the construction of new Champps restaurants. Through March 28, 1999, eight restaurants had been funded under this commitment. The sale of the Company's Fuddruckers business generated substantial cash balances. As a result, and because of the Company's initiation of a process to evaluate strategic alternatives, including a sale of the Company, the Company did not renew the sale-leaseback facility when it expired on December 31, 1998. The Company believes it could obtain a similar facility or obtain financing from a commercial bank if such facilities are deemed in the future to be consistent with the Company's strategic direction.

The Company believes its existing cash balances, cash flows from operations, and proceeds from financing alternatives that could be obtained if needed, are sufficient to operate the business and execute the current growth strategy over the next twelve months.

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

Item 3A. Quantitative and Qualitative Market Risk Disclosures

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 1999. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

For additional information about the Company's financial instruments and debt obligations, see Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended June 28, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

On November 5, 1998, at a special meeting of stockholders at which a quorum was present, in person or by proxy, the proposed sale of the Company's Fuddruckers subsidiary to King Cannon was approved by a majority of stockholders with a vote of 7,432,437 for the proposed sale out of 11,600,085 shares outstanding and entitled to vote. The transaction closed during November 1998.




                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)  Exhibits

        Not applicable

(b)  Reports on Form 8-K

        The Company filed Form 8-K on January 14, 1999 with respect to the sale described in Note 3 to the Unaudited Condensed Consolidated Financial Statements.

        The Company filed Form 8-K on March 17, 1999 with respect to the settlement of a proxy contest discussed in Management's Discussion and Analysis of Results of Operations and Financial Conditions.





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




May 12, 1999