Form 10-K
period 1999-06-27
CHAMPPS ENTERTAINMENT INC/ MA
filed 1999-10-28
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] ---

For The Fiscal Year Ended June 27, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___ to ___

Commission File Number:  0-22639


                           CHAMPPS ENTERTAINMENT, INC.
               (Formerly known as Unique Casual Restaurants, Inc.)
             (Exact name of registrant as specified in its charter)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on October 26, 1999 was $20,073,019 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at October 26, 1999: 11,652,692

                       DOCUMENTS INCORPORATED BY REFERENCE


The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about December 8, 1999 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K




FORM 10-K
Item No.          Item in Form 10-K                  Item in Proxy Statement

PART III

10                Directors and Executive            Election of Directors and  Committees in the Company's
                  Officers of the Registrant         Proxy Statement relating to its Annual Meeting of Stockholders to be held on or about December 8, 1999.

11                Executive Compensation             Executive  Compensation  in the  Company's  Proxy  Statement
                                                     relating to its Annual  Meeting of  Stockholders  to be held on or about December 8, 1999.

12                Security Ownership of Certain      Principal  Stockholders  in the  Company's  Proxy  Statement
                  Beneficial Owners and Management   relating to its Annual  Meeting of  Stockholders  to be held on or about December 8, 1999.


Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, Champps Entertainment, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

                                 FORM 10-K INDEX

                                     PART I

Item 1            Business                                                                                   1

Item 2            Properties                                                                                14

Item 3            Legal Proceedings                                                                         15

Item 4            Submission of Matters to a Vote of Security Holders                                       15

                                     PART II

Item 5            Market for the Registrant's Common Stock and Related Stockholder Matters                  16

Item 6            Selected Financial Data                                                                   17

Item 7            Management's  Discussion  and  Analysis of  Results of  Operations  and
                     Financial Condition                                                                    18

Item 7a           Quantitative and Qualitative Market Risk Disclosures                                      24

Item 8            Financial Statements and Supplementary Data                                               25

Item 9            Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure                                                                   25

                                    PART III

Item 10           Directors and Executive Officers of the Registrant                                        25

Item 11           Executive Compensation                                                                    26

Item 12           Security Ownership of Certain Beneficial Owners and Management                            26

Item 13           Certain Relationships and Related Transactions                                            26

                                     PART IV

Item 14           Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          26

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

                                     PART I

Item 1.     Business.

Champps Entertainment, Inc. (formerly known as Unique Casual Restaurants, Inc.) (the "Company") is a Delaware corporation which was formed on May 27, 1997 prior to its spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described under the heading "Spin-off Transaction" herein (the "Spin-off"). The Company's principal executive offices are located at One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923, and its telephone number is (978) 774-6606. At the time of the Spin-off, the Company's business consisted of owning, operating and franchising casual dining restaurants through various subsidiaries under the Champps Americana, Fuddruckers World's Greatest Hamburgers and the Great Bagel & Coffee Company brands. Additionally, the Company also owned, at the time of the Spin-off, a 17% passive investment in La Salsa Fresh Mexican Grill ("La Salsa") and a 50% interest in Restaurant Consulting Services, Inc. ("RCS"). La Salsa
owned, operated and franchised a chain of fresh Mexican casual dining restaurants. RCS was a diversified consulting and technology company offering data processing, strategic planning and other technology services on an outsource basis to its customers, including the Company.

The Company ceased all operations of the Great Bagel & Coffee business on June 28, 1998. On November 24, 1998, the Company sold its Fuddruckers business segment to King Cannon, Inc. See "Acquisition and Disposition Transactions". The Company has reported the results of operations of the Fuddruckers business segment for all periods presented herein as discontinued operations.

On May 24, 1999, the Company sold its 50% interest in RCS as discussed more fully under the caption "Acquisition and Disposition Transactions".

On July 15, 1999, La Salsa was purchased by Santa Barbara Restaurant Group ("SBRG") and the Company exchanged its convertible preferred shares of La Salsa for common shares of SBRG. See "Acquisition and Disposition Transactions".

As a result of these transactions, at June 27, 1999, the Company operated in a single business segment which owned, operated and franchised Champps Americana casual dining restaurants. At June 27, 1999, the Company's principal subsidiary was Champps Operating Corporation, Inc., a Minnesota corporation. Champps Operating Corporation, Inc. in turn, owns four subsidiaries, each of which is engaged in owning and operating Champps Americana restaurants. See Exhibit 21.1 for a complete list of the Company's subsidiaries.

Although formed on May 27, 1997, for purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented after giving effect to sale of the Fuddruckers' business segment. For periods prior to July 17, 1997 the accompanying financial statements include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

Consideration  of  Strategic  Alternatives,  Changes in  Executive  Officers and
   Directors, and Resolution of Proxy Contest

On November 13, 1998, a preliminary proxy was filed by Atticus Partners, L.P. ("Atticus") with respect to the Company's 1998 Annual Meeting which indicated Atticus intended to solicit proxies for election to the Board of Directors (the "Board") of its nominees in opposition to the Company's nominees for Director. On March 11, 1999, the Company announced that this proxy contest had been settled by agreement between the Company and Atticus. As a result of the settlement, among other things, Atticus' nominees for election as Directors, Timothy R. Barakett and James S. Goodwin, were appointed to the Board, Atticus supported for election the Company's nominees, who were re-elected to the Board at the Annual Meeting of Shareholders held on March 17, 1999, and the Board established a two member strategic committee with the authority to control and/or oversee the negotiation and preparation of any transaction to sell the Company and provide a recommendation regarding such a transaction to the full Board. The strategic committee also was given the authority to review and evaluate the Company's senior executive officers in light of the Company's strategic needs and objectives and take action in connection with its evaluation.

The settlement agreement further provided that in the event the Company had not entered into a definitive agreement with respect to a sale, merger or other business combination by May 31, 1999, then the Board would be reduced in size from seven members to five and two of the members existing prior to the settlement would be required to step down.

On September 24, 1998, the Company had announced it had retained Bear Stearns & Co., Inc. to assist the Company's Board in evaluating and seeking financial and strategic alternatives, including a possible sale of the Company. On June 28, 1999, the Company announced it had terminated this process and would remain independent and concentrate on repositioning and strengthening its remaining business segment, the Champps Americana restaurant concept. The Company also announced on June 28, 1999, that William H. Baumhauer had been named the Company's President and Chief Executive Officer, replacing its Acting Chief Executive Officer Donald C. Moore. Mr. Moore subsequently resigned as a Director of the Company and as Chief Financial Officer and the Company accepted his resignation.

On August 23, 1999, the Board of Directors elected William H. Baumhauer and Nathaniel Rothschild as members of the Board of Directors and appointed William
H. Baumhauer as its Chairman of the Board. Mr. Rothschild is Executive Vice President of Atticus Capital L.L.C. Messrs. Baumhauer and Rothschild replace E.L. Cox and Joseph W. O'Donnell.

On April 15, 1999, Erline Belton notified the Company of her desire to resign from the Board because of her commitment to serve as a Director of Applebees International, Inc., a diversified casual restaurant company and the Board accepted her resignation.

Messrs. Cox and O'Donnell served on the Board of the Company since May 1997, and its predecessor companies since September 1988 and August 1996, respectively, both of whom voluntarily resigned from the Board on August 13, 1999. Mr. Cox also served as the Chairman of the Board of the Company since July 1998. With the prior resignation of Ms. Erline Belton on April 15, 1999, the Board was reduced from seven members to five members as contemplated by the proxy settlement agreement between the Company and Atticus Partners, L.P. discussed above.

The Company Board currently consists of Timothy Barakett, President of Atticus Capital, L.L.C.; James Goodwin, an independent consultant; Nathaniel Rothschild, Executive Vice President of Atticus Capital LLC; Alan Schwartz, Senior Managing Director - Corporate Finance of Bear Stearns & Co., Inc.; and William H. Baumhauer.

On August 23, 1999, the Company also announced the resignation of K.C. Moylan, who had served as Chief Executive Officer of the Company's Champps Operating Corporation, Inc. subsidiary since February 1998, and announced that it had promoted Don N. Lamb to the newly created position of Vice President of Operations. Mr. Lamb is responsible for the day-to-day operations of all Company-owned Champps restaurants and oversees all franchised locations. Mr. Lamb is a restaurant veteran with over 20 years of experience in the industry, including more than 15 years of multi-unit supervision at Houlihans, Ruby
Tuesday's, and for the past three and one half years as a Regional Vice President of Champps.

Acquisition and Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. ("King Cannon") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43.0 million in cash, subject to certain possible adjustments. At the closing, the Company disbursed approximately $2.5 million to escrow agents to be held pending resolution of certain contingent obligations discussed further below. In addition, the Company used proceeds to pay obligations associated with the early termination of certain leases, obtaining landlord consents to the transaction, certain litigation settlements, and legal, accounting and severance expenses, and to settle the Company's obligations under a put/call agreement relating to Fuddruckers' Atlantic Restaurant Ventures, Inc. subsidiary. The Company received approximately $2.6 million in previously restricted cash balances, which were released by virtue of the Company's settling certain of the obligations discussed above. The Company also purchased two closed Fuddruckers locations and recorded assets held for sale valued at approximately $1.6 million. The
Fuddruckers sale was approved by a vote of the Company's shareholders on November 5, 1998.

Pursuant to the Agreement, King Cannon had 120 days from the closing date to review and propose adjustments to the portion of the estimated purchase price related to working capital. The Company and King Cannon have agreed on the amount of working capital as of the closing date, resulting in a reduction of the estimated purchase price of approximately $1.5 million, including interest. Both the Company and King Cannon have now accepted as final, the working capital at the closing date. This reduction in estimated purchase price has been included in the loss from discontinued operations in the accompanying financial statements.

The Agreement contains various representations and warranties by the Company. These include, without limitation, representations and warranties by the Company as to (i) the organization, good standing, and capitalization of Fuddruckers and its subsidiaries; (ii) proper corporate authority, no conflicts, no violations and requisite approvals; (iii) ownership of the Shares; (iv) material accuracy of financial statements, books and records; (v) absence of undisclosed liabilities and absence of material adverse change; (vi) litigation; (vii) compliance with law; (viii) status of employee benefit plans and labor relations; (ix) tax matters; (x) title to and condition of assets; (xi) leases and real property; (xii) material contractual obligations and licenses; (xiii) intellectual property matters; (xiv) insurance policies; (xv) brokers and other fees; (xvi) franchises; and (xvii) environmental matters.

The Company's representations and warranties contained in the Agreement survive the closing and will expire on December 31, 2000 (the "Survival Period") except that (i) representations and warranties made by the Company relating to environmental matters survive the closing date until December 31, 2003, (ii) representations and warranties made by the Company relating to employee matters and income taxes survive the closing date until expiration of applicable statutes of limitations and (iii) representations and warranties made by the Company with respect to (a) the Company's power to execute the Agreement, the Company's having executed the Agreement with required corporate action and that the Agreement is valid and binding by its terms, the due organization, valid existence and good standing of the Company and Fuddruckers, (b) the representation stating the execution and delivery of the Agreement: (1) does not violate any law, order, by-law or article of incorporation of the Company or Fuddruckers; (2) does require approval of shareholders of Fuddruckers other than the Company; (3) does not result in a lien or title defect in assets or shares of Fuddruckers; or (4) does result in a claim against Fuddruckers, its assets, shares of Fuddruckers and King Cannon; and (c) the capitalization and equity securities of Fuddruckers shall survive the closing indefinitely. In addition, any covenants or agreements of the Company under the Agreement, and any and all indemnification obligations relating thereto shall survive the closing indefinitely, unless earlier expiring in accordance with their respective terms, including, without limitation, the Company's indemnification obligations with respect to covenants (i) regarding environmental matters, (ii) current pending legal proceedings; (iii) liability for taxes; (iv) sub-leases for certain Fuddruckers restaurants; (v) undisclosed contractual obligations; (vi) violation of the Company's representations and warranties in the Agreement; and (vii) obligations arising between the signing on the Agreement and the closing, lease termination amounts and rent adjustments amounts.

The Company and Champps Operating Corporation, Inc. are obligated to jointly and severally indemnify King Cannon and Fuddruckers and their respective affiliates from and against any losses, assessments, liabilities, claims, obligations,
damages,   costs  or  expense   which   arise  out  of  or  relate  to  (i)  any
misrepresentations  in,  breach  of  or  failure  to  comply  with  any  of  the representations, warranties, undertakings, covenants or agreements of the Company, Fuddruckers and related entities, and any affiliate of any of them contained in the Agreement; (ii) any environmental matters related to Fuddruckers, its affiliates of business; (iii) any retained or undisclosed liabilities; or (iv) the Company's obligations with respect to lease termination amounts and rent adjustment amounts. With respect to the indemnification for lease termination amounts and rent adjustment amounts, the Company obtained each required consent and required estoppel from landlords prior to the closing of the sale. As a result, the Company believes the risk for a material claim for indemnification related to each of the lease termination amounts and rent adjustment amounts provisions is remote.

Further, at the closing, the Company established a $1.0 million cash escrow (included in the amount reported as restricted cash in the accompanying consolidated balance sheet) as a fund for payment of any claims for indemnification pursuant to the Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the $1.0 million escrow is remote. As of June 27, 1999, no money had been paid from the escrow fund, however in the first quarter of fiscal 2000 a total of $0.2 million was paid for agreed amounts presented to the Company by King Cannon for indemnification.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no cap or limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require King Cannon to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by King Cannon or Fuddruckers) that are being transferred pursuant to the Agreement in such a manner as to rescind the transactions contemplated by the Agreement, in which case the Company will pay King Cannon an amount equal to (x) the final purchase price plus (y) all additional investments made in Fuddruckers following the closing plus (z) an amount equal to an internal rate of return equal to 25% on the sum of items (x) and (y); or (ii) pay to King Cannon all of the losses with respect to which King Cannon is entitled to indemnification.

As part of the consideration under the Agreement, each of the Company and Champps Operating Corporation agreed that, for a period of ten years following the closing date, neither will (i) directly or indirectly, own, manage, operate, finance, join, or control, or participate in the ownership, management, operation, financing or control of, or be associated as a partner or representative in connection with, any restaurant business that is in the gourmet hamburger business or whose method of operation or trade dress is similar to that employed in the operation of the "Fuddruckers" restaurant; or
(ii) directly or indirectly solicit, induce or attempt to induce any person then employed by Fuddruckers or King Cannon to enter the employ of the Company or Champps Operating Corporation, or any of their respective affiliates.

Nothing contained in the Agreement limits the right of the Company or Champps to operate the business of Champps as it is currently conducted or other restaurant concepts that do not compete directly with Fuddruckers or to own less than a 5% legal or beneficial ownership in the outstanding equity securities of any publicly traded corporation.

La Salsa Merger

On July 16, 1999, SBRG, a publicly held corporation, reported that it had completed the acquisition of La Salsa Fresh Mexican Grill ("La Salsa"). In connection with this transaction, the Company exchanged all of its Series D Convertible Preferred Stock of La Salsa for approximately 1,277,500 shares of common stock of SBRG, of which approximately 120,650 shares have been placed in escrow to cover any claims for indemnification by SBRG in connection with this transaction. The Company recorded a loss on its Series D Convertible Preferred Stock investment of approximately $2.3 million in the fourth quarter of fiscal 1999, which represents the decrease in market value of the stock through June 27, 1999.

RCS Disposition

On May 24, 1999, the Company sold its 50% interest in RCS to RCS pursuant to a Stock Redemption and Debt Restructuring Agreement. As part of this transaction, the Company also canceled all amounts due to the Company from RCS, including a note and accrued interest in the amount of $2.5 million. In consideration for its shares of RCS common stock and the cancellation of the note and accrued interest, the Company received a note payable which was paid in full on August 25, 1999, certain computer equipment and software, a commitment to complete certain work in progress without charge to the Company, services under a three year consulting and professional data processing agreement without charge to the Company and cancellation of accounts payable to RCS. The Company recorded a loss on this transaction of approximately $350,000 during fiscal 1999.

Recent Trends in Operations

The Company has reported its Fuddruckers segment as a discontinued operation, and as a result, the following discussion is focused primarily on the Company's continuing operation, the Champps Americana restaurant concept. For fiscal 1999, 1998 and 1997, except as otherwise stated, the Company reported net losses from continuing operations before cumulative effect of change in accounting for preopening costs of approximately $14.1 million, $6.0 million and $27.4 million, respectively. The Company incurred a loss from discontinued operations in fiscal 1999, 1998 and 1997 of approximately $9.8 million, $20.7 million and $11.7 million, respectively. Discontinued operations represent the Company's former Fuddruckers business segment which was sold in November 1998. During the past two years, the Company has evaluated its strategic position and evaluated various strategic alternatives, including a possible sale of the Company. In June 1999, the Board culminated this process with a decision to have the Company remain independent and to focus the attention of management on repositioning and strengthening the Champps Americana restaurant concept. As part of this decision, the Board elected a new Chairman, President and Chief Executive Officer, and other changes occurred in the make-up of the Company's Board and its executive officers. These changes are discussed in more detail elsewhere in this Form 10-K.

Results  of   continuing   operations   for  fiscal  1999  include   charges  of
approximately $9.4 million associated with these decisions as follows:

                                                       (In millions)
Sale and write-down of non-essential assets              $    2.7
Exit and other charges                                        1.3
Changes in estimates on continuing obligations
 for predecessor businesses                                   2.7
Losses on business and lease contracts                        2.7
                                                         --------
                                                         $    9.4
                                                         ========

The Company believes that these decisions and its near-term strategies including, but not limited to, its streamlining of corporate overhead, continued development of new Champps restaurants and improving operational performance at all levels of the organization should provide it a good opportunity for a return to profitability. See "Management's Discussion and Analysis of Operations and Financial Condition" for a further discussion of the Company's results of operations for fiscal 1999, 1998 and 1997.

Champps Americana Concept

Operations

The Champps Americana ("Champps") concept is based upon providing the best possible food, value and service to its customers. Although food and service are the most important parts of the Champps Americana concept, an atmosphere that is entertaining and energetic, yet comfortable, is also critical. The food offerings at Champps' restaurants combine a wide selection of appetizers, soups, salads, innovative sandwiches, pizza, burgers, and entrees including chicken, beef, fish, pasta and desserts. Selections reflect a variety of ethnic and regional cuisines and traditional favorites. Because Champps' menu is not tied to any particular type of food, Champps can introduce and eliminate items based on current consumer trends without altering its theme. Portion sizes are generous and each dish is attractively presented. Champps believes that these qualities give customers a sense of value. Entree prices currently range from $4.95 to $15.95. Champps emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, generally from original ingredients using fresh produce. Champps invests substantial time in training and testing kitchen employees to maintain consistent food preparation. Strict food standards at Champps-owned restaurants have also been established to maintain quality.

The Champps customer's experience is enhanced by the attitude and attention of restaurant personnel. Accordingly, the Champps concept emphasizes prompt greeting of arrivals, frequent visits to customer tables to monitor customer satisfaction and service and friendly treatment of its customers. Service is based upon a team concept so that customers are made to feel that any employee can help them and they are never left unattended. Success of the Champps restaurants depends upon employee adherence to these standards. To maintain these standards, Champps seeks to hire and train personnel who will work in accordance with Champps' philosophy and frequently rewards individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, specials and quality control are all discussed and explained during these meetings. Also, employee enthusiasm is raised so that the employees can help increase the energy level and excitement of the restaurant.

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Champps restaurants generally range in size from approximately 7,000 to 12,000 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels . Customers can also dine at the bar or outside on the patio, where available. The spacious design facilitates efficient service, encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed television monitors stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

An important part of the Champps dining experience is the entertainment. Patrons may watch one of several sporting events being broadcast, or listen to a variety of music played by the disc jockey, music which is changed for the time of day and season of the year. The exposed kitchen offers customers the opportunity to observe the cooks, and, in certain locations, a discreetly located game room is provided for arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a customer's stay and attract customers outside of normal peak hours. In addition, a variety of creative promotions and activities are conducted such as "Family Bingo," "Spring Time Big Bike Give-Away" and Karaoke. These promotions and activities allow for customer participation and are continually changing. Change of the ambiance is also experienced in each restaurant when the restaurants are decorated for the holidays and when the dress of the restaurant staff is changed for the seasons. The different looks and activities of the restaurant provide customers a different feel each time they visit, thus encouraging repeat business. Champps sells merchandise such as T-shirts, hats and sweatshirts bearing the Champps Americana name. Although not currently a significant source of revenue, the sale of its merchandise is believed to be an effective means of promoting the Champps name.

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

Management

The management staff of a Champps restaurant is divided into three areas, the General Manager, Front-of-House Managers and Back-of-House Managers. The General Manager has responsibility for the entire restaurant. Front-of-House management generally consists of an associate manager, two floor managers and a bar manager. Back-of-House management generally consists of a kitchen manager, two to three assistant kitchen managers and a daily specials chef. All General Managers report directly to the Directors of Operations. Managers are compensated based on salary plus a monthly bonus. The bonus is determined by means of monthly restaurant sales and profit goals.

Marketing

Champps restaurants have historically expended minimal amounts on traditional media advertising and marketing, but have relied on in-restaurant marketing and promotions.

Site Selection

Champps uses its own personnel and consultants to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Champps believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business, and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the site.

The cost to construct a typical Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.5 to $6.0 million, which includes approximately $1.0 million for furniture, fixtures and equipment, $1.5 to $2.5 million for building and improvements, $1.5 to $2.0 million for land and site work, and $0.4 million related to pre-opening costs of the restaurant.

The typical cost to construct a new Champps restaurant where Champps enters into a leasing arrangement is approximately $3.0 to $3.5 million which is comprised of approximately $1.0 million for furniture, fixtures and equipment, $1.5 to $2.0 million for leasehold improvements, and $0.4 million related to pre-opening costs of the restaurant.

Future development of Champps restaurants will be accomplished primarily through the development of Champps-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses. During 1999, two new Champps Company-owned restaurants were opened. During fiscal 1998, four new Champps Company-owned restaurants were opened, and on February 2, 1998, the Company sold a Champps Company-owned restaurant in Minnetonka, Minnesota. The restaurant was sold to Dean Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps Americana, Inc., for $2.9 million representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1.5 million and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain of approximately $700,000 on this transaction. As part of this transaction, the Company entered into a separation agreement with Mr. Vlahos which grants Mr. Vlahos the right, subject to certain restrictions, to develop up to six franchised Champps restaurants in the United States by February 2, 2006. Under the separation agreement, Mr. Vlahos will not pay a franchise fee with respect to such restaurants and will pay a continuing royalty of 1.25% of gross sales. At June 27, 1999, the Company had three new Champps Company-owned restaurants under construction and one Champps restaurants under development, which are expected to open in fiscal 2000. Development of Champps-owned restaurants will be concentrated in selected markets with population density levels sufficient to support the restaurants.

Franchising and Licensing

Champps has offered franchises in markets where it deems expansion to be advantageous to the development of the Champps concept and a system of restaurants. Pursuant to franchise agreements, franchisees are granted an exclusive territorial license to operate a single restaurant within a specified area. Currently, there are two franchisees operating multiple restaurants.

The franchisee agreement requires a franchisee to pay an initial fee of $75,000 per restaurant (a part may be associated with a development fee), a continuing royalty fee of 3 1/4% of gross sales, and may provide a regional and/or national advertising fee of 1/2% of gross sales at such time as Champps establishes a regional/national advertising program. Among the services and materials that Champps may provide to franchisees are site selection assistance, assistance in design development, an operating manual that includes quality control and service procedures, training, on-site pre-opening supervision and consultation relating to the operation of the franchised restaurants. Champps has granted both single and multi-restaurant development rights depending upon market factors and franchisee capabilities. With respect to multi-restaurant agreements, the franchisee's continuing right to obtain franchises is contingent upon the franchisee's continuing compliance with the restaurant development schedule.

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































                  [Remainder of page left intentionally blank]

Champps Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of October 6, 1999:

Company Owned Restaurant Locations               Franchised Restaurant Locations
   Domestic - Total 20                              Domestic - Total 13
CALIFORNIA                                       MINNESOTA
   Irvine                                           Burnsville
COLORADO                                            Maple Grove
   Denver                                           Maplewood
FLORIDA                                             Minnetonka (2)
   Ft. Lauderdale                                   New Brighton
GEORGIA                                             St. Paul
   Alpharetta                                       Woodbury
ILLINOIS                                         NEBRASKA
   Schaumburg                                       Omaha
INDIANA                                          NORTH CAROLINA
   Indianapolis                                     Charlotte
MICHIGAN                                         SOUTH DAKOTA
   Livonia                                          Sioux Falls
   Troy                                          WISCONSIN
MINNESOTA                                           Milwaukee (2)
   Richfield
NEW JERSEY
   Edison
   Marlton
OHIO
   Columbus (3)
   Dayton
   Lyndhurst
TEXAS
   Addison
   Houston
   San Antonio
VIRGINIA
   Reston

Centralized Functions

During fiscal 1998, and through the first half of fiscal 1999 the Company provided Fuddruckers and Champps with centralized purchasing, accounting and management information services. During the first few months after the sale of Fuddruckers, the Company and King Cannon agreed to "share" certain support functions including purchasing, payroll, accounts payable, risk management and technology support. On June 27, 1999, the Company and King Cannon have terminated all significant support function sharing arrangements.

Purchasing

On November 15, 1997, the Company entered into a five-year distribution agreement with Sysco Corporation ("Sysco") pursuant to which Sysco is entitled to distribute not less than 80% of food and food-related purchases of Fuddruckers and Champps. The agreement with Sysco is cancelable by either party upon 60 days notice. Fuddruckers and Champps franchisees also have the option of purchasing from Sysco. King Cannon assumed the Fuddruckers portion of the Agreement when it acquired Fuddruckers.

Accounting and Management Information Systems

Since its inception with the Spin-off, the Company has provided each of its operating segments with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company continues to upgrade its computer hardware and financial software. Restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management and information systems permit the Company to control and manage its operations efficiently.

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment. The purchase price was evidenced through a promissory note due June 30, 2002 which included interest at 6% per annum. The promissory note was contributed to the Company as part of the
Additional Capital Contribution described under the caption "Spin-off Transaction." The Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company entered into a management agreement with RCS whereby the Company agreed to provide certain managerial services to RCS. In addition, the Company entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. This agreement was terminated, and a new three year agreement between the Company and RCS was entered into as part of the Company's sale of its ownership interest in RCS. See "Acquisition and Disposition
Transactions". See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of the Company's Y2K compliance initiatives. The Company consolidated RCS operations for fiscal 1999 and 1998, while the Company maintained 50% ownership of RCS and had the RCS note.

Competition

The restaurant industry is highly competitive. Champps competes with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Site location, quality of service and attractiveness of facilities are also important factors for a successful restaurant. The restaurant industry is affected by general economic conditions, changing tastes, population, traffic patterns and spending habits of guests. Champps believes that their competitive position is enhanced by providing guests with a diverse selection of menu items served in bountiful portions at moderate prices in an upscale and entertaining atmosphere.

The Company also believes factors such as service, cleanliness and atmosphere are as important in a guest's dining decision as menu and food quality. In response to this trend, the Company has provided training, education and motivational programs for its associates to focus on providing quality service and to sustain a sensitivity to guest needs. The Company believes that by operating in a professional manner where each of its associates places the guest first, Champps can win guest loyalty.

Government Regulation

The Company is subject to various federal, state and local laws affecting its business. Its operations are subject to various health, sanitation and safety standards, federal and state labor laws, zoning restrictions and state and local licensing. Federal and state environmental regulations have not had a material effect on the Company's operations to date. Champps is also subject to federal and state laws regulating franchise operations and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisor and franchisee.

Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 33% of Champps' total restaurants sales during fiscal year 1999 and 1998. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Champps' or a franchisee's operation in that location and could impair Champps' or such franchisee's ability to obtain licenses elsewhere. Typically, licenses must be renewed annually and may be revoked or suspended for cause.

Champps restaurants are subject to "dram shop" statutes in certain states. These statutes generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. Champps carries liquor liability coverage in the amount of $1.0 million per occurrence subject to a policy aggregate of $25.0 million. However, a judgment against Champps under a "dram shop" statute in excess of Champps' liability coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company.

Research and Development

The Company is engaged in research activities relating to the development or improvement of new and existing products or services. Champps, together with its franchisees, utilize test kitchen facilities to develop recipes, test food products and equipment and set nutritional and quality standards. Champps, and their franchisees test additional menu items in various markets on an on-going basis. These tests are coordinated through the corporate headquarters. Furthermore, the Company employs a professional support staff to establish, maintain and enforce high standards of sanitation and safety in all phases of food preparation and service. The cost of research and development currently is not material to the Company's cost of operations.

Service Marks

The Company, through its operating subsidiaries, has registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including the trade names: "Champ's", "Champps", "Champps American Sports Cafe" and "Champps Entertainment", in connection with providing bar and restaurant services (collectively, the "Marks").

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

All of the service marks, trade names and trademarks are of significant importance to the businesses of Champps. Champps has also registered various service marks in several foreign countries. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

Seasonality

Champps sales are historically higher in the fall and spring months, due primarily to dining habits of its guests, the interest in athletic events at these times of year which are featured on video walls in the Company's restaurants and eating out trends of the general public.

Corporate Offices and Associates

Champps Entertainment, Inc. is incorporated under the laws of the State of Delaware and employs at its corporate headquarters approximately 16 associates on a full-time basis, two of which are executive officers, as of June 27, 1999.

Champps Operating Corporation, Inc. is incorporated under the laws of the State of Minnesota and employs approximately 3,124 associates on a full-time and part-time basis. Substantially all restaurant associates, other than restaurant management, are compensated on an hourly basis.

None of the Company's or its subsidiaries' employees are covered by collective bargaining agreements. The Company considers its relations with its associates to be good.

The Company maintains its present principal executive offices at One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923. The telephone number for the Company is (978) 774-6606. See "Properties" for transfer of corporate office.

Spin-off Transaction

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC incorporated in England and Wales (collectively "Compass"), pursuant to which Compass agreed, upon the satisfaction of certain conditions, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997. Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries, including Daka and the Company, made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company.

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

As part of the merger and the Spin-off transaction, except as otherwise specifically provided, the Company agreed to indemnify, defend and hold harmless Compass, from and against, and pay or reimburse Compass for, all losses, liabilities, damages, deficiencies, obligations, fines, expenses, claims, demands, actions, suits, proceedings, judgments or settlements, including certain interest and penalties, out-of-pocket expenses and reasonable attorneys' and accountants' fees and expenses incurred in the investigation or defense of any of the same or in asserting, preserving or enforcing any of Compass' rights suffered by Compass ("Indemnifiable Losses"), as incurred relating to or arising from the liabilities that Compass did not agree to assume (including the failure by the Company or any of its subsidiaries to pay, perform or otherwise discharge such assumed liabilities in accordance with their terms), whether such Indemnifiable Losses relate to or arise from events, occurrences, actions, omissions, facts or circumstances occurring, existing or asserted before, at or after the Spin-off. Further the Company will be responsible for all tax liabilities of DAKA International and Daka and the Company for periods (or portions of periods) ending on or before the effective date of the Distribution and will have the benefit of any tax refunds, tax credits or loss carryforwards arising in such pre-Distribution periods. For periods (or portions of periods) beginning after the effective date of the Distribution, in general, the Company will be responsible for tax liabilities of the Company, and DAKA International will be responsible for tax liabilities of DAKA International and Daka. The scope and amount of such liabilities is subject to a high degree of uncertainty and risk. Although the Company has estimated the amount of liabilities due, there can be no assurance that such amounts to be ultimately paid will not differ from the Company's estimate and such difference could be material.

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

Item 2.     Properties.

As of June 27, 1999, the Company leased approximately 44,000 square feet of office space at its corporate headquarters in Danvers, Massachusetts, at an average annual rent of $722,000 through November 30, 2001. Compass subleased approximately 20,000 square feet from the Company for the first half of fiscal 1999 and all of fiscal 1998 at an annual rental of $361,000 equal to one-half the Company's annual rent. As of June 28, 1998, King Cannon had agreed to sub-lease 10,000 square feet at a monthly rent of $10,800 from February 1, 1999 to the end of the lease, and RCS subleases approximately 3,700 square feet at $5,000 monthly, for the remaining term of the lease.

Champps Operating Corporation, Inc. leases approximately 4,000 square feet for its corporate office, located in Wayzata, Minnesota, pursuant to a five-year lease at an average annual rent of $70,800.

As part of the Company's decision to terminate its evaluation of strategic alternatives and refocus on repositioning and strengthening the Champps restaurant concept, the Company has made a decision to consolidate all of its corporate offices into approximately 7,500 square feet in Denver, Colorado. The Company is currently negotiating for space in Denver. No lease has been signed as of October 15, 1999. The Company anticipates completing the move by the end of December 1999, although there can be no assurance that the move can be completed in this time frame. The Company believes that the elimination of excess assets, space and work force, and the consolidation and relocation of the two existing headquarters will cost approximately $2.0 million, of which $1.3 million was recorded as "Exit and other charges" in fiscal 1999. See "Management's Discussion of Results of Operations and Financial Condition."

Item 3.     Legal Proceedings.

The Company assumed certain contingent liabilities of DAKA International in connection with the Spin-off in Item 1, (see "Spin-Off Transactions") and agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon as discussed in Item 1, see "Acquisitions and Dispositions Transactions" in this Form 10-K. Further, the Company is also engaged in various other actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders.

There were no matters submitted by the Company to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.























                  [Remainder of page left intentionally blank]

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Stockholder
         Matters.

The Company's common stock originally was listed on the Nasdaq National Market ("Nasdaq") under the symbol "UNIQ" from July 17, 1997, the date on which the Company became a publicly trade company as a result of its spin-off from DAKA through July 28, 1999. On July 28, 1999, the Company changed its name from Unique Casual Restaurants, Inc. to Champps Entertainment, Inc. and changed its symbol on Nasdaq to "CMPP." The table below sets forth, since such date and for the calendar periods indicated, the high and low intra-day sales price per share with respect to fiscal 1998 and closing price with respect to fiscal 1999 of the Common Stock as reported on the Nasdaq. The Company has no history of market price for its common stock prior to such date and data with respect to the common stock of DAKA, as predecessor of the Company, which was listed on Nasdaq before July 17, 1997, would not be meaningful.

                                                       High              Low
Fiscal 1998
First Fiscal Quarter (after July 17, 1997)         $   7.44          $   6.13
Second Fiscal Quarter                                  7.06              5.75
Third Fiscal Quarter                                   7.00              5.81
Fourth Fiscal Quarter                                  6.50              5.13

Fiscal 1999
First Fiscal Quarter                                   7.38              4.88
Second Fiscal Quarter                                  6.94              4.56
Third Fiscal Quarter                                   6.38              4.56
Fourth Fiscal Quarter                                  5.25              3.56


On October 18, 1999, there were 2,810 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company presently has no plans to buy back shares of the Company Common Stock in the open market.
















                  [Remainder of page left intentionally blank]

Item 6.     Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. Data for periods prior to 1999 have been restated to account for the Company's Fuddruckers segment as a discontinued operation. The balance sheet data as of June 27, 1999, June 28, 1998, and June 29, 1997 and 1996 and the statements of operations data for each of the four fiscal years in the period ended June 27, 1999 presented below are derived from the Company's audited consolidated financial statements. The balance sheet data as of July 1, 1995 and for the fiscal year then ended have been derived from the Company's unaudited internal financial statements.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented. The Company's results from continuing and discontinued operations, as presented in the table below for periods prior to July 17, 1997, include allocations and estimates of certain expenses, including corporate accounting, tax, cash management, information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Annual Report on Form 10-K.


                                                                                  As of and for the Fiscal Years Ended
                                                                       -------------------------------------------------------------
                                                                       June 27,     June 28,     June 29,     June 29,      July 1,
                                                                         1999         1998         1997         1996         1995
                                                                         ----         ----         ----         ----         ----
                                                                                  (In thousands, except per share data)
Statements of Operations Data:
Total revenues                                                        $  87,950    $  77,700    $  64,239    $  45,589    $  21,655
Loss from continuing operations before cumulative effect
   of change in accounting for preopening costs                         (14,079)      (5,999)     (27,389)     (12,736)      (5,813)
Net income (loss)                                                       (23,922)     (27,735)     (39,043)      (5,670)       1,798

Basic and diluted loss per share from continuing
   operations                                                             (1.21)       (0.52)        --           --           --
Pro forma basic and diluted loss per share from
   continuing operations                                                   --           --          (2.40)       (1.11)       (0.51)

Weighted average shares (in thousands):
   Historical                                                            11,622       11,489
   Pro forma                                                                                       11,426       11,426       11,426

Balance Sheet Data:
Total assets                                                          $  57,142    $  86,660    $ 110,267    $ 125,239    $  92,107
Long-term debt related to continuing operations,
   including current portion                                              6,157        6,945        4,256        4,460        1,992
Total equity                                                             27,819       50,398       79,053      108,894       73,979

Discontinued operations:
   Minority interests and obligations under put agreement
     related to the discontinued operations                                --          5,400        1,100        1,168        1,908
   Net long-term assets                                                    --         44,335       65,307       83,591       71,638
   Net current liabilities                                                 --         (4,202)      (6,492)        (132)      (4,606)

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

The following Management's Discussion and Analysis of Results of Operations and Financial Condition is based upon the historical consolidated financial statements of the Company, which present the Company's results from continuing operations, financial position and cash flow. Prior to July 17, 1997, the Company historically operated as part of DAKA International. The historical consolidated financial statements for fiscal 1997 include the assets, liabilities, income and expenses that were directly related to the restaurant business as operated within DAKA International prior to the Spin-off. The Company's financial statements for fiscal 1997 include all of the related costs of doing business, including charges for the use of facilities and for employee benefits, and includes an allocation of certain general corporate expenses, including costs for corporate logistics, information technologies, finance, legal and corporate executives. These allocations of general corporate expenses were based on a number of factors including, for example, personnel, labor costs and sales volumes. Management believes these allocations as well as the assumptions underlying the preparation of the Company's separate consolidated financial statements to be reasonable.

As a result of the Spin-off, certain other non-restaurant operating assets and liabilities of DAKA International were contributed to the Company as described in Note 2 to Financial Statements. Those assets and liabilities consisting of notes receivable, property, accounts payable, accrued expenses, and contingent liabilities have been recorded within their respective captions during fiscal 1998 and resulted in a decrease to stockholders' equity of $1.5 million.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); the ultimate outcome of certain contingent obligations related to the Company's former Fuddruckers segment and its other predecessor businesses; the impact on the Company and/or its suppliers of matters related to the so-called Y2K problem; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages; and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS

Overview

The Company incurred a net loss from continuing operations of $14.1 million for the fiscal year ended June 27, 1999, compared to a comparable operating loss of $6.0 million last year. Included in the loss for continuing operations for fiscal 1999 were charges associated with exit and other charges ($1.3 million); sale and write-down of non-essential assets ($2.7 million); changes in estimates for continuing obligations of predecessor businesses ($2.7 million); and losses on business and lease contracts ($2.7 million). Exclusive of these charges, the Company would have reported a loss from continuing operations of $4.7 million for fiscal 1999. While the Company believes it has strategies that will give it an opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented, or if implemented, will be successful. Accordingly, the Company may continue to incur operating losses. The amount of losses and the time required by the Company to reach sustained profitability cannot be predicted with certainty and to achieve profitability the Company must, among other things, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its restaurants and successfully executing its growth strategy for the Champps Americana concept.

In Item 1, see "Consideration of Strategic Alternatives, Changes in Executive Officers and Directors and Resolution of Proxy Contest" and "Acquisition and Disposition Transactions" for a discussion of events in fiscal 1999 that, in part, will shape the future direction of the Company.

The Company's Champps Americana concept is in the expansion phase. The timing of revenues and expenses associated with opening new restaurants or closing or repositioning of existing restaurants are expected to result in fluctuations in the Company's quarterly and annual results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company. To date, however, these factors have not had a significant negative impact since both sales and same store sales have increased overall.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps Americana concept, improving the execution of operating fundamentals, and streamlining the Company's organizational structure and the effects of the Spin-off, the Fuddruckers Sale, the consolidation of corporate headquarters and the sale of non-essential assets and businesses, and other related transactions, should provide it with an opportunity for improved overall profitability.

Champps

The following table sets forth certain financial information for Champps.


                                                                                                    (In thousands)
                                                                                    1999                1998                1997
                                                                                    ----                ----                ----
Restaurant sales                                                                 $  87,392           $  73,387           $  57,832
                                                                                 =========           =========           =========

Sales from Champps restaurants                                                       100.0%              100.0%              100.0%
Operating expenses:
   Labor costs                                                                       (32.9)              (33.0)              (33.0)
   Product costs                                                                     (28.8)              (29.0)              (28.9)
   Other restaurant operating expenses                                               (28.1)              (27.8)              (25.7)
   Depreciation and amortization                                                      (3.9)               (3.9)               (8.2)
                                                                                 ---------           ---------           ---------
Restaurant unit contribution                                                           6.3%                6.3%                4.2%
                                                                                 =========           =========           =========

Restaurant unit contribution                                                    $    5,539          $    4,622          $    2,435
Gain on sale of franchise                                                             --                   677                --
Franchising and royalty income                                                         558                 644                 539
                                                                                 ---------           ---------           ---------
Restaurant unit, franchising and royalty contribution                           $    6,097         $     5,943          $    2,974
                                                                                 =========           =========           =========

Comparison of Fiscal Years Ended June 27, 1999 and June 28, 1998

Sales in Company-owned restaurants increased approximately $14.0 million, or 19.1%, to $87.4 million for fiscal 1999 compared with $73.4 million for fiscal 1998. The increase reflects both an increase in the number of Company-owned restaurants open between years, and an increase in same store sales. The Company opened two new restaurants in fiscal 1999. Same store sales increased approximately 2.0% in fiscal 1999.

Restaurant unit contribution of $5.5 million for fiscal 1999 was up 19.9% from $4.6 million in fiscal 1998. Included in depreciation was $0.4 million related to the accelerated depreciation of existing point of sale systems. These systems will be replaced by new equipment in the first and second quarters of fiscal 2000, to enable the implementation of more efficient software at both the operating level and for corporate financial reporting. Other restaurant operating expenses include controllable restaurant operating expenses, and also include occupancy and preopening expenses. Other restaurant operating expenses expressed as a percentage of sales were 28.1% for fiscal 1999 compared with 27.8% for fiscal 1998. This increase reflects both higher occupancy costs and controllable restaurant operating expenses between periods, offset, in part, by lower preopening expenses. Occupancy costs expressed as a percentage of sales have increased from 8.5% to 9.2% in fiscal 1998 and 1999, respectively, as a result of restaurants opened over the last two years. Such restaurants were generally constructed under a sale-leaseback facility where substantially all of the costs of construction were financed by the landlord. This facility allowed the Company to conserve cash but resulted in higher rents in these units when compared with restaurants built in earlier years.

Preopening expenses were approximately $1.2 million in fiscal 1999, compared with $1.9 million in fiscal 1998. This decrease relates primarily to the number of units opened, the timing of construction, and construction in progress between years. Preopening expenses have historically been approximately $0.4 million per location.

Comparison of Fiscal Years Ended June 28, 1998 and June 29, 1997

Sales in Champps-owned restaurants increased approximately $15.6 million, or 26.9%, to $73.4 million for fiscal 1998 compared with $57.8 million a year ago. The increase primarily reflects three new Champps-owned restaurants in fiscal 1997 opened for the full current fiscal year, four new Champps-owned restaurants opened during 1998, and higher per restaurant average sales volumes ($5.6 million annually for same stores). Same store sales increased approximately 1% in 1998.

Restaurant unit contribution, for fiscal 1998 increased approximately $2.2 million to $4.6 million compared with $2.4 million in the preceding year. Operating margins for 1998 were impacted by lower depreciation offset, in part, by higher occupancy costs. Other operating expenses in 1998 include preopening costs directly incurred totaling $1.9 million, compared with $1.6 million in fiscal 1997.

Specialty Concepts

On June 28, 1998, the Company ceased the operations of its Great Bagel & Coffee business, which represented the sole remaining business of its former "Specialty Concepts" operation. This decision resulted in a charge of $1.4 million in fiscal 1998 for exit costs associated with the termination of leases, severance and write-downs of fixed assets abandoned. Specialty Concepts has historically included the operations of the Great Bagel & Coffee Company and the operations of certain non-traditional foodservice venues such as restaurant operations conducted by the Company in Home Depot locations under the names Leo's Delicatessen and Fudd Cafes. During the fourth quarter of fiscal 1997, the Company decided to terminate its non-traditional restaurant operations leaving only the Great Bagel & Coffee business operating. The Specialty Concepts operation generated restaurant total revenues of $3.7 million in 1998 and $5.9 million in 1997 and unit losses of $1.4 million and $7.8 million in fiscal 1998 and 1997, respectively.

General and Administrative Expenses

Comparison of Fiscal Year Ended June 27, 1999 and June 28, 1998

General and administrative expenses from continuing operations were approximately $19.0 million for fiscal 1999, compared with approximately $10.8 million in fiscal 1998. In fiscal 1999, general and administrative expenses include losses of $2.7 million of the sale of non-essential assets, $2.7 million in charges related to predecessor businesses and $2.3 million of the total $2.7 million in losses on business and lease contracts. Exclusive of these costs, general and administrative expenses for 1999 would have been $11.3 million representing a 4.6% increase over the prior year.

The Company has recently undertaken an initiative to consolidate its existing corporate offices in Massachusetts and Minnesota into one office to be based in Denver, Colorado. The Company is targeting the completion of this initiative by late calendar 1999 or early in calendar 2000, although there can be no assurance this initiative can be completed within this time frame. The Company believes that as a result of the changes discussed elsewhere in this Form 10-K, general and administrative expenses in fiscal 2000 should approximate 7.0% of revenues.

Comparison of Continuing Operations Fiscal Year Ended June 28, 1998 and June 29,
  1997

General and administrative expenses were 13.9% of revenues in fiscal 1998 compared with 26.1% in fiscal 1997. This improvement relates primarily to reduction in the work force and other reductions taken in 1998 coupled with the actual costs of maintaining the corporate overhead of the Company when compared with the allocation of DAKA International's overhead estimated in fiscal 1997 as previously discussed.

Income Taxes

Prior to July 17, 1997, the operations of the Company were generally included in the consolidated U.S. federal income tax return and certain combined and separate state and local tax returns of DAKA International. Given the Company's history of losses, no benefit for net operating losses were recognized in fiscal 1999 and 1998. The Company's effective tax benefit rate was approximately 8.7% for 1997. As of June 27, 1999, the Company had net operating loss carryforwards of approximately $40.5 million. The carryforwards expire at various dates through 2019.

Discontinued Operations

On November 24, 1998, the Company completed the sale of its Fuddruckers business to King Cannon for an estimated purchase price of $43.0 million, subject to certain adjustments. Results of operations for the Fuddruckers business have been presented in the accompanying financial statements as discontinued operations. See "Acquisition and Disposition Transactions" in Item 1 for a more complete discussion of this transaction.

Accounting Pronouncements Not Yet Adopted

In June 1999 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS No. 133 during fiscal year 2000. Management is currently reviewing the effect, if any, from adoption of this statement to the Company's consolidated financial statements.

Year 2000 Compliance

The statements in the following section include "year 2000 readiness disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

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

The Company has an Information Technology Steering Committee (the "Committee") which has been given the assignment of evaluating year 2000 compliance for all of the Company's primary and mission critical software and hardware assets ("core systems") and attempt to mitigate year 2000 compliance exposure. Based on the Committee's review, the Company has segregated its core systems into the following categories: consolidated accounting and financial reporting; payroll; restaurant sales and accounting; data transmission; office support; and banking services. Except for banking services, the Committee has completed its review of each of these categories and, as discussed further below, has identified several areas of non-compliance including Champps point of sale devices (cash registers) and payroll processing hardware and software as systems requiring upgrades and/or replacement in order to be year 2000 compliant. With respect to consolidated accounting and financial reporting core systems, the Company utilizes nationally recognized systems such as Oracle, Windows, Novell and Xcellenet which are, or with readily available upgrades will be, year 2000 compliant and has received written assurances from a majority of these third parties to this effect. The Company estimates the costs to upgrade these systems are insignificant and its exposure to catastrophic year 2000 risk to be highly unlikely.

With respect to its payroll core system, the Company's existing software and the related hardware are year 2000 deficient. The Company has selected a new software provider and the new payroll system is currently being installed. The Company completed initial installation tests of this year 2000 compliant payroll system in early October, 1999. However, due to other software changes, retesting of the Company's payroll system implementation will be required. All work is targeted to be completed by mid-November, 1999. Originally the Company had estimated this system would be installed by July 1, 1999, however the implementation was delayed in part due to the changes in strategic direction discussed elsewhere in this Form 10-K. The Company presently estimates the cost to bring its payroll core systems year 2000 compliant to be approximately $200,000. The payroll core system is important to the Company's day to day operations. However, the Company believes that it could manage its payroll processes manually in the event of a year 2000 system failure.

The Company's Champps' point of sale and back office systems run on a Windows 95 platform. The Company is aware that although Windows 95 is substantially year 2000 compliant, there are certain non-compliant features (see "Financial Condition and Liquidity"). The operating software that resides on the Windows 95 platform are year 2000 compliant, however, the effect on such programs of any Windows 95 non-compliance has not been determined. As a result, the Company is evaluating the impact, if any, of Windows 95 non-compliance on its other POS and back office software.

The Company's data transmission and office support core systems are year 2000 compliant in all significant respects. An analysis of the Company's banking services core systems has not been completed. The Company's primary banks are large, national banks, which the Company believes mitigates exposure. However, the Company's review of its banking services will be completed by mid-November, 1999.

The Company has not completed its evaluation of year 2000 compliance of its primary vendors for impact on the Company. The Company has requested written confirmation from its third party vendors regarding their state of compliance with the year 2000 problem. The Company's main information technology provider, RCS, has a back-up generator which will facilitate the continued operation of financial reporting systems. In addition, one Champps' finance person will continue to reside in Massachusetts near the RCS headquarters at the end of the calendar year. Along with other responsibilities, this person will support a contingency strategy for corporate financial reporting should long distance data communication be disrupted by year 2000 issues. The Company will continue to examine cost effective contingency strategies where warranted. Unless public suppliers of water, electricity, natural gas and banks are disrupted for a substantial period of time (in which case the Company's business may be materially adversely affected), the Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. However, uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and as a result it is impossible to predict the impact of the Company's computers to fail to recognize the year 2000. The Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or its vendors could materially adversely affect the Company's business, financial condition or operating results.

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, labor costs and other operating expenses are generally paid in 30 to 60 days after receipt of invoices. Capital expenditures for expansion during 1999, 1998 and 1997 were generally provided through cash balances (including in 1999 a portion of the proceeds from the sale of Fuddruckers) and proceeds from sale-leaseback facilities. Capital expenditures were $10.4 million, $5.4 million and $7.6 million for continuing operations, respectively, for fiscal 1999, 1998 and 1997.

At the end of fiscal 1999, the Company's unrestricted cash was $7.2 million and restricted cash was $3.0 million. The Company anticipates that it will generate positive cash flow from operations during fiscal 2000, however, there are also significant cash expenditures anticipated during the forthcoming year.

Anticipated in fiscal 2000 are capital expenditures of approximately $15.7 million, primarily for new restaurants now under construction and a new point of sale system. On September 15, 1999, the Company received a commitment for sale-leaseback financing for new restaurants. This commitment is subject to various pre-closing conditions and there can be no assurances that the financing will be available on the terms currently anticipated or at all. The Company is also pursuing a bank line of credit, although no commitment has been secured to date. Any additional restaurants opened in fiscal 2000 will be contingent upon obtaining additional financing.

It is also anticipated that there will be substantial cash payments in fiscal 2000 associated with liabilities recorded in fiscal 1999 related to the Spin-Off, the Fuddruckers Sale and the consolidation and relocation of the headquarters to Denver, Colorado. Included in theses cash payments, the Company anticipates expenditures of more than $1.5 million for early termination of the lease on excess space, severance and other headquarters consolidation and relocation expenses. In addition, there will be payments for prior year insurance claims, tax audits and legal settlements. These latter expenditures are estimated to range between $1.5 million to $2.5 million.

There can be no assurance that a line of credit will be obtained or a sale-leaseback facility implemented. If the Company is unable to obtain sources of financing, the Company's planned expansion program and its ability to manage continuing obligations associated with predecessor businesses would be adversely effected. In such a case, the Company believes that it has the ability to curtail its Champps expansion program and further reduce non-essential operating costs to conserve working capital sufficiently to continue its day to day operations through fiscal 2000.

Inflation and changing prices has had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

Item 7a.    Quantitative and Qualitative Market Risk Disclosures

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years and the implicit investment rate in the Company's sale-leaseback arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 1999. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

For additional information about the Company's financial instruments and these financing arrangements, see Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Registrant

Incumbent Directors

         The following table sets forth certain information regarding current members of the Board of Directors:

                                                      Principal                         Director      Expiration
            Name                       Age           Occupation                           Since         of Term     Class
            ----                       ---           ----------                           -----         -------     -----
William H. Baumhauer...............    51      Chairman, President and                 June 1999         2001         II
                                               Chief Executive Officer of the
                                               Company

Timothy R. Barakett................    34      President of Atticus Capital,L.L.C.     March 1999        2000          I

James Goodwin......................    43      Independent Consultant                  March 1999        2000          I

Nathaniel P.J.V. Rothschild........    28      Executive Vice President of
                                               Atticus Capital, L.L.C.                 August 1999       2001         II

Alan D. Schwartz...................    49      Senior Managing Director                May 1997          1999        III
                                               of Corporate Finance for
                                               Bear, Stearns & Co., Inc.

-----------------------

The name, age and principal occupation during the past five years and other information concerning each director are set forth below:

William H. Baumhauer, 51, has served as a director and Chairman of the Board of Directors since August 23, 1999, and as President and Chief Executive Officer of the Company since June 24, 1999. Mr. Baumhauer also held these positions with the Company or its predecessors from September 1988 until July 24, 1998, when he left the Company to serve as President and Chief Operating Officer of Planet Hollywood International, Inc., a position he held until his return to the Company on June 24, 1999. He served Fuddruckers, Inc. as Chairman of the Board, President and Chief Executive Officer between March 1985 and the merger of Fuddruckers, Inc. with DAKA in 1988.

Timothy R. Barakett, 34, has been the President and Managing Member of Atticus Capital, L.L.C., a private investment management company and an affiliate of Atticus Partners, since October 1995. From June 1993 until March 1995, Mr. Barakett was a Managing Director at Junction Advisors Inc., a private investment management company.

James Goodwin, 43, has been a private investor since 1998. From 1990 until February 1998, Mr. Goodwin was a Managing Director at Gleacher Natwest, Inc., an investment banking company.

Nathaniel P.J.V. Rothschild, 28, has been Executive Vice President of Atticus Capital, L.L.C. since January 1999. Mr. Rothschild is also a Vice President at Atticus Management (Bermuda) Ltd. From July 1995 to April 1997 Mr. Rothschild was a Financial Analyst with Gleacher & Co. and prior to that time he was a Financial Analyst with Lazard Brothers & Co. Ltd. in London.

Alan D. Schwartz, 49, has served as a director of the Company or its predecessors since September 1988 and served as a director of Fuddruckers, Inc. from September 1984 until its merger with DAKA in 1988. Mr. Schwartz is Senior Managing Director--Corporate Finance of Bear, Stearns & Co., Inc., and a director of its parent, The Bear Stearns Companies, Inc. He has been associated with such investment banking firm for more than five years. Mr. Schwartz is also a director of Young & Rubicam, Inc., Atwood Richards, Inc., St. Vincent's Services, the American Foundation for AIDS Research, the New York Blood Center and NYU Medical Center and a member of the Board of Visitors of the Fuqua School of Business at Duke University.

Meetings and Committees

The Board of Directors of the Company has a Compensation Committee, a Nominating Committee and an Audit Committee. During the fiscal year 1999, the Board of Directors held 19 meetings and the Compensation Committee held three meetings. The Nominating and Audit Committees did not meet separately, as their duties were performed by the full Board of Directors. Each director attended 75% or more of the aggregate of (a) the total number of meetings of the Board of Directors during fiscal year 1999, and (b) the total number of meetings held by all committees of the Board of Directors on which such director served during fiscal year 1999.

The Audit Committee has the responsibility of selecting the Company's independent auditors and communicating with the Company's independent auditors on matters of auditing and accounting. The Audit Committee is currently composed of Mr. Barakett, Mr. Goodwin and Mr. Rothschild.

The Compensation Committee has the responsibility of reviewing on an annual basis all officer and employee compensation. The Compensation Committee is currently composed of Mr. Barakett, Mr. Goodwin, Mr. Rothschild and Mr.
Schwartz. The Compensation Committee also acts as the Stock Option Committee, and has the responsibility of administering the Company's 1997 Stock Option and Incentive Plan and the 1997 Stock Purchase Plan.

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:

Name                     Age       Position

William H. Baumhauer     51        Director, Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Donna L. Depoian         39        Vice President, General Counsel and Secretary

William H. Baumhauer, 51, has served as a director and Chairman of the Board of Directors since August 23, 1999, and as President and Chief Executive Officer of the Company since June 24, 1999. Mr. Baumhauer also held these positions with the Company or its predecessors from September 1988 until July 24, 1998, when he left the Company to serve as President and Chief Operating Officer of Planet Hollywood International, Inc., a position he held until his return to the Company on June 24, 1999. He served Fuddruckers, Inc. as Chairman of the Board, President and Chief Executive Officer between March 1985 and the merger of Fuddruckers, Inc. with DAKA in 1988.

Donna L. Depoian has served as Vice President, General Counsel and Secretary of the Company since May 1998. She served as Acting General Counsel and Assistant Secretary from February 1998 to May 1998 and as Corporate Counsel and Assistant Secretary since July 1997. Ms. Depoian also served as Corporate Counsel and Assistant Secretary for DAKA International, Inc. since April 1994. From May 1989 to April 1994, she practiced as an attorney for Bass & Doherty, P.C., a Boston law firm concentrating in business and commercial real estate. From February
1988 to April 1989 she practiced as an attorney for Rossman, Rossman and Eschelbacher, a Boston based law firm.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies to the Company.

Based upon a review of the reports furnished to the Company and representations made to the Company by its officers and directors, the Company believes that, during fiscal year 1999, its officers, directors and its 10% beneficial owners, other than Messrs. Baumhauer, Moore, Moylan, Cox, O'Donnell and Schwartz and Mmes. Depoian and Randall, complied with all applicable reporting requirements.

Item 11.    Executive Compensation.

The following table provides information as to compensation paid by the Company for fiscal years 1997, 1998 and 1999 to the Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus for fiscal year 1999 exceeded $100,000 (the "Named Executives").

                           Summary Compensation Table

                                                                                     Long-Term
                                                                                   Compensation
                                               Annual                                 Awards
          Name and                          Compensation          Other Annual       Options/       All Other
     Principal Position          Year    Salary       Bonus       Compensation        SARs(1)     Compensation
     ------------------          ----    ------       -----       ------------    --------------- ------------
William H. Baumhauer(2)......    1999    $58,950   $      0                               0(3)     $      0(3)
     Chairman, President and     1998   $450,500   $175,000(4)                      250,000        $675,000(5)
     Chief Executive Officer     1997   $449,869   $      0                                        $265,014(6)

Donald C. Moore(7)...........    1999   $250,000   $      0                         35,000
     Chief Executive Officer     1998   $187,981   $ 80,000                         35,000
                                 1997   $ 70,673   $ 30,000       $40,820(8)

K.C. Moylan(9)...............    1999   $240,000   $      0                         20,000
                                 1998   $200,000   $ 80,000       $31,700(10)       50,000
                                 1997   $163,130   $ 50,000

Donna L. Depoian.............    1999   $120,000   $      0                         20,000         $120,000(11)
     Vice President, General     1998   $ 80,000   $ 35,000
     Counsel and Secretary       1997   $ 76,000   $      0

Cynthia S. Randall...........    1999  $ 110,000   $      0                          5,000
     Director of Human Resources 1998  $  90,000   $ 11,000
                                 1997  $  76,800   $  9,000

-------------

(1) Represents the number of options to acquire Common Stock granted during the applicable fiscal year.

(2) Mr. Baumhauer resigned as President and Chief Executive Officer of the Company in June 1998 and returned to the Company as President and Chief Executive Officer effective June 24, 1999. He was elected a director of the Company and appointed Chairman of the Board of Directors in August 1999.

(3) Does not include the extension until June 30, 1999, upon Mr. Baumhauer's resignation from the Company in July 1998, of the termination date of options to acquire 437,000 shares of Common Stock at exercise prices ranging from $1.21 per share to $6.31 per share (including options to acquire 187,500 shares of Common Stock at an exercise price of $6.31 per share which were not vested at the time of Mr. Baumhauer's resignation from the Company on July 24, 1998 and which would have terminated on such date unless exercised). The termination date of these options was further extended until June 30, 2001 upon Mr. Baumhauer's return to the Company on June 24, 1999. The Company recorded $1,243,000 of non-cash compensation expense in fiscal year 1999 on account of these modifications to employee stock options.

(4) Represents a bonus for fiscal year 1998 made conditional and paid upon the consummation of the sale of Fuddruckers awarded to Mr. Baumhauer in consideration of his contribution to the turnaround of the Fuddruckers business, his role in positioning Fuddruckers for sale, and his commitment to cooperate with the Company in satisfying various pre-closing covenants and conditions.

(5) Represents a cash payment made to Mr. Baumhauer upon the consummation of the sale of Fuddruckers pursuant to separation arrangements in July 1998, in part in consideration of his contribution to the Fuddruckers business during fiscal year 1998 and his commitment to cooperate with the Company in completing the sale of Fuddruckers during fiscal year 1999 and in part in consideration of the fact that the sale of Fuddruckers would have allowed Mr. Baumhauer to terminate his employment agreement with the Company for "good reason", thereby becoming entitled to termination benefits equal to his base salary of $450,500 per year for a period of three years, if he had resigned after the date of consummation of the sale.

(6) Represents amounts earned under Mr. Baumhauer's long term incentive plan, which vested during fiscal year 1997. In connection with the Spin-off Transaction, the Board of Directors determined to pay amounts due to Mr. Baumhauer pursuant to his long term incentive plan through the issuance of Common Stock of the Company rather than in cash. On July 23, 1997 the Company issued to Mr. Baumhauer 37,973 shares of Common Stock, having a value of $265,014 based on the average closing price of the Company's Common Stock during the period from July 21, 1997 through July 23, 1997.

(7) Mr. Moore served as Chief Executive Officer and Chief Financial Officer of the Company from July 1998 through June 1999. As of July 1999 Mr. Moore was no longer employed by the Company.

(8)  Represents reimbursed relocation expenses.

(9) Mr. Moylan served as President and Chief Executive Officer of the Company's Champps Entertainment, Inc. subsidiary during fiscal years 1998 and 1999. As of August 1999 Mr. Moylan was no longer employed by the Company.


(10) Represents amounts paid in connection with the repurchase of stock options.

(11) Represents a cash payment made to Ms. Depoian upon the consummation of the sale of Fuddruckers in consideration of her in role in completing the sale.

                        Option Grants in Fiscal Year 1999

The following table provides certain information with respect to stock options granted by the Company during fiscal year 1999 to the Chief Executive Officer and the Named Executives, all of which became fully vested upon the consummation of the sale of Fuddruckers.

                                        % of
                                    Total Options
                                     Granted to      Exercise
                       Options      Employees in       Price     Expiration
       Name            Granted       Fiscal Year     Per Share       Date     Grant Date Valuation
       ----            -------       -----------     ---------       ----     --------------------
William H. Baumhauer    0(1)
Donald C. Moore        35,000          22.65%          $6.50       8/12/08         $49,457(2)
Kevin C. Moylan        20,000          12.94%          $6.50       8/12/08         $28,261(2)
Donna L. Depoian       20,000          12.94%          $6.50       8/12/08         $28,261(2)
Cynthia S. Randall      5,000           3.23%          $5.12       9/02/08         $ 5,188(3)

--------------------

(1) Does not include options to acquire 437,000 shares of Common Stock at exercise prices ranging from $1.21 per share to $6.31 per share (including options to acquire 187,500 shares of Common Stock at an exercise price of $6.31 per share which were not vested at the time of Mr. Baumhauer's resignation from the Company on July 24, 1998, which would have terminated on such date unless exercised and which became immediately vested) the termination date of which was extended until June 30, 1999 upon Mr. Baumhauer's resignation from the Company in July 1998. The termination date of these options was further extended until June 30, 2001 upon Mr. Baumhauer's return to the Company in June 1999. The Company recorded $1,243,000 of non-cash compensation expense in fiscal year 1999 on account of these modifications to employee stock options.

(2) Calculated using the binomial pricing model. The assumptions used in determining the present value of these options using this methodology are as follows: option term of 10 years; risk-free rate of 5.72%; .3728 volatility over the course of a year; closing price of Common Stock on date of grant of $6.50; and a 0% reduction factor for the risk of forfeiture due to vesting restrictions. The actual value, if any, that an executive officer may realize will depend on the continued employment of the executive officer holding the option through its vesting period, and the excess of the market price over the exercise price on the date the option is exercised so that there is no assurance that the value realized by an executive officer will be at or near the value estimated by the binomial pricing model, which is based on assumptions as to the variables of stock price volatility, future dividend yield, interest rates, etc.

(3) Calculated using the binomial pricing model. The assumptions used in determining the present value of these options using this methodology are as follows: option term of 10 years; risk-free rate of 5.72%; .4122 volatility over the course of a year; closing price of Common Stock on date of grant of $5.12; and a 0% reduction factor for the risk of forfeiture due to vesting restrictions. The actual value, if any, that an executive officer may realize will depend on the continued employment of the executive officer holding the option through its vesting period, and the excess of the market price over the exercise price on the date the option is exercised so that there is no assurance that the value realized by an executive officer will be at or near the value estimated by the binomial pricing model, which is based on assumptions as to the variables of stock price volatility, future dividend yield, interest rates, etc.

                 Aggregate Option Exercises in Fiscal Year 1999
                           and Year-End Option Values

Neither the Chief Executive Officer nor any of the Named Executives exercised any of their stock options during fiscal year 1999. The following table sets forth the number of shares of Common Stock covered by the stock options held by the Chief Executive Officer and the Named Executives as of the end of fiscal year 1999. The value of unexercised in-the-money options is based on the closing price of the Common Stock as reported by Nasdaq on June 25, 1999 minus the exercise price, multiplied by the number of shares underlying the options.

                                                                           Value of Outstanding
                        Shares                    Number of Beneficial     In-the-Money options
                       Acquired       Value    Options at Fiscal Year-End  at Fiscal Year-End(1)
   Name               On Exercise   Realized   Exercisable Unexercisable  ExercisableUnexercisable
   ----               -----------   --------   -------------------------  ------------------------
William H. Baumhauer       0           $0       437,000   750,000(1)         $319,640    $0
Donald C. Moore            0           $0       100,000         0            $0          $0
K.C. Moylan                0           $0        70,000         0            $0          $0
Donna L. Depoian           0           $0        21,300         0            $0          $0
Cynthia S. Randall         0           $0        10,000         0            $0          $0

--------------------

(1)  Granted effective July 1, 1999.

Employment and Termination Agreements

William H. Baumhauer Employment Agreement.

On June 24, 1999 the Company entered into a two-year employment contract with Mr. Baumhauer. The agreement provides for a base salary of $400,000 per year. The agreement further provides that, in the event the Company terminates Mr. Baumhauer's employment without "Cause" (as defined below) or Mr. Baumhauer terminates his employment for "Good Reason" (as defined below), the Company shall continue to pay Mr. Baumhauer's base salary through the term of the agreement as described above. "Good Reason" is defined as: (i) any assignment to Mr. Baumhauer of any duties other than those contemplated by or any limitation of the powers of Mr. Baumhauer in any respect not contemplated by the agreement;
(ii) removal of Mr. Baumhauer from or failure to re-elect or elect Mr. Baumhauer to the positions of President and Chief Executive Officer of the Company except in connection with termination of employee's employment for cause or (iii) a reduction in Mr. Baumhauer's rate of compensation. "Cause" is defined as: (i) theft or fraud from the Company; (ii) Mr. Baumhauer's conviction of or pleading guilty or no contest to a felony; (iii) violation of terms and conditions of his employment; (iv) his willful disregard or neglect in the duties required to be performed under the agreement or (v) his willful and demonstrated unwillingness to prosecute and perform such duties to the extent deemed reasonably necessary and advisable and which duties encompass the duties reasonably required of a
President and Chief Executive Officer of a restaurant company. The agreement grants Mr. Baumhauer certain rights in the event of a sale of the Company which would cause a termination of his employment. These rights include a payment on account of Mr. Baumhauer's stock options if the amount of salary paid to him plus gross proceeds received by him, net of any cash exercise price paid, upon the exercise or other disposition of stock options is less than $1,200,000. Mr. Baumhauer was granted, pursuant to the agreement, options to acquire 750,000 shares of Common Stock at an exercise price of $4.00 per share, which will vest in December 2000 or earlier if Mr. Baumhauer's employment is terminated by the Company without Cause or by Mr. Baumhauer with Good Reason, or if the Company is sold. In addition, all stock options held by Mr. Baumhauer and fully vested as of June 24, 1999 were extended until June 30, 2001.

Donna L. Depoian Employment Agreement.

Effective as of February 26, 1999, the Company entered into an employment agreement with Donna L. Depoian to serve as Vice President, General Counsel and Secretary of the Company. The agreement provides for an initial term of one year and for successive one-year renewals thereafter. Under the agreement, Ms. Depoian receives an annual base salary of $120,000, subject to adjustment at the discretion of the Board of Directors. The agreement further provides that, in the event the Company terminates Ms. Depoian's employment without "Cause" (as defined below) or Ms. Depoian terminates her employment for"Good Reason" (as defined below), the Company shall pay Ms. Depoian an amount equal to Ms. Depoian's cash compensation for one year. "Good Reason" is defined in the agreement as: (i) an assignment to Ms. Depoian of duties other than those contemplated by the agreement, or a limitation on the powers of Ms. Depoian not contemplated by the agreement; (ii) the removal of Ms. Depoian from or failure to elect Ms. Depoian to her named position, including the position of Vice President, General Counsel and Secretary of the Company or (iii) a reduction in Ms. Depoian's rate of compensation or level of fringe benefits. "Cause" is defined in the agreement as: Ms. Depoian's (i) theft from or fraud on the Company; (ii) conviction of a felony or crime of moral turpitude; (iii) willful violation of the terms of the agreement; (iv) conscious disregard or neglect of her duties or (v) willful and demonstrated unwillingness to perform her duties under the agreement.

Donald C. Moore Termination Agreement

On July 21, 1999 Donald C. Moore entered into a Termination Agreement and General Release (the "Termination Agreement"). The Termination Agreement provides that Mr. Moore will be paid $500,000 in liquidated damages over a two-year period. In August 1999, the Company paid Mr. Moore a $50,000 advance toward future liquidated damages payments. With respect to Mr. Moore's options to acquire 100,000 shares of Common Stock of the Company, the period during which all unexercised and unexpired options may be exercised was extended until July 21, 2001. The Termination Agreement provided for a mutual release from Mr. Moore and the Company from any actions, suits, debts, demands, or claims. Mr. Moore was party to an employment agreement with the Company dated August 12, 1999. The agreement provided for an initial term of one year. Under the agreement, Mr. Moore received an annual base salary of $250,000, subject to adjustment at the discretion of the Board of Directors. The agreement further provided that, in the event the Company terminated Mr. Moore's employment without "Cause" (as defined below) or Mr. Moore terminated his employment for "Good Reason" (as defined below), the Company would pay Mr. Moore an amount equal to Mr. Moore's cash compensation for two years. "Good Reason" was defined in the agreement as (i) an assignment to Mr. Moore of duties other than those contemplated by the agreement, or a limitation on the powers of Mr. Moore not contemplated by the agreement, (ii) the removal of Mr. Moore from or failure to elect Mr. Moore to his named position, including the position of Chief Executive Officer of the Company, or (iii) a reduction in Mr. Moore's rate of compensation or level of fringe benefits. "Cause" was defined in the agreement as Mr. Moore's
(i) theft from or fraud on the Company, (ii) conviction of a felony or crime of moral turpitude, (iii) willful violation of the terms of the agreement, (iv) conscious disregard or neglect of his duties, or (v) willful and demonstrated unwillingness to perform his duties under the agreement.

Kevin C. Moylan Agreement

On August 31, 1999, Mr. Moylan resigned as President and Chief Executive Officer of the Company's Champps Entertainment, Inc. subsidiary and received a termination payment of $87,692 (including unpaid vacation) in cash. Mr. Moylan was party to an employment agreement with the Company dated November 17, 1998, as amended as of July 27, 1999. The agreement provided for an initial term of one year. Under the agreement, Mr. Moylan received an annual base salary of $240,000, subject to adjustment at the discretion of the Board of Directors. The agreement further provided that, in the event the Company terminated Mr. Moylan's employment without "Cause" (as defined below) or Mr. Moylan terminated this employment for "Good Reason" (as defined below), the Company would pay Mr. Moylan an amount equal to Mr. Moylan's cash compensation for one year. "Good Reason" was defined in the agreement as (i) an assignment to Mr. Moylan of duties other than those contemplated by the agreement, or a limitation on the powers of Mr. Moylan not contemplated by the agreement, (ii) the removal of Mr. Moylan from or failure to elect Mr. Moylan to his named position, including the position of Chief Executive Officer of Champps, or (iii) a reduction in Mr. Moylan's rate of compensation or level of fringe benefits. "Cause" was defined in the agreement as Mr. Moylan's (i) theft from or fraud on the Company, (ii) conviction of a felony or crime of moral turpitude, (iii) willful violation of the terms of the agreement, (iv) conscious disregard or neglect of his duties, or (v) willful an demonstrated unwillingness to perform his duties under the agreement. The employment agreement further provided that in the event the Company completed a sale of itself or Champps (or a transaction with similar effect), the Company would pay Mr. Moylan upon the closing of such sale or transaction a lump sum amount equal to his base salary in effect at the time of the sale.

Directors' Compensation

In fiscal year 1999, non-employee directors received a quarterly retainer of $3,000 and a fee of $1,000 per meeting attended, plus travel expenses. Effective for fiscal year 2000, the directors' compensation has been revised. Directors will not receive any cash compensation for their service on the Board of Directors or committees other than reimbursement of expenses. Instead, while serving on the Board of Directors each director will receive an annual grant of options to acquire 5,000 shares of Common Stock at an exercise price at least equal to the fair market value of the Common Stock as of the date of grant.

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

Philosophy. The Compensation Committee believes that the interests of the Company's stockholders are best served when compensation is directly aligned with the Company's financial performance. Therefore, the Compensation Committee has approved overall compensation programs which award a competitive base salary, and then encourage exceptional performance through meaningful incentive awards, both short and long term, which are tied to the Company's performance.

Responsibilities. The responsibilities of the Compensation Committee include:

     - developing compensation programs that are consistent with and are linked to the Company's strategy;

     -    assessing  the   performance   of  and   determining   an  appropriate
          compensation package for the Chief Executive Officer; and

     - ensuring that compensation for the other executive officers reflects individual, team, and the Company's performance appropriately.

Purpose. The Company's executive compensation programs are designed to:


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

Annual Cash Compensation. Annual cash compensation for the executive officers consists of a base salary and a variable, at-risk incentive bonus under the Company's Management Annual Incentive Plan.

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

Under the Management Annual Incentive Plan, each executive is assigned a target incentive award. This incentive award, or some portion thereof, is awarded by the Compensation Committee in its discretion based on its assessment of a combination of four factors: the Company's overall performance, business unit performance, attainment of predetermined individual goals, and the level of personal/leadership impact. This evaluation process is not strictly quantitative, but is largely based on qualitative judgments made by the Chief Executive Officer, with the concurrence of the Compensation Committee, related to individual, team, and the Company's performance.

Chief Executive Officer Compensation. Upon the departure of Mr. Baumhauer on July 24, 1998, the Board of Directors determined that Mr. Moore was the logical choice to serve as the Company's acting Chief Executive Officer while the Company pursued the sale of Fuddruckers and tackled issues concerning its strategic direction. Upon the appointment of Mr. Moore as acting Chief Executive Officer, his salary was adjusted commensurate with his new responsibilities, while he also continued to perform the duties of Chief Financial Officer. At the recommendation of the Compensation Committee, the Company entered into an employment contract with Mr. Moore on terms comparable to those of his predecessor, as disclosed elsewhere in this Proxy Statement, to ensure that his services as an executive knowledgeable of the operations and affairs of the Company continued to be available to the Company during a period of uncertainty and transition. For fiscal year 1999 Mr. Moore participated in the compensation programs outlined above. As disclosed elsewhere in this Proxy Statement, on July 21, 1999 Mr. Moore entered into a Termination Agreement and General Release with the Company.

At the time of his departure in July 1998, Mr. Baumhauer was employed by the Company as Chairman of the Board of Directors and Chief Executive Officer under the terms of an employment contract and, upon the recommendation of the Compensation Committee, entered into separation arrangements with the Company, as disclosed elsewhere in this Proxy Statement. For fiscal year 1999 Mr. Baumhauer did not participate in the compensation programs outlined above except for the period prior to his departure. On June 24, 1999, Mr. Baumhauer returned to the Company as President and Chief Executive Officer and in August 1999 was elected as a director and was appointed Chairman of the Board of Directors. At the recommendation of the Compensation Committee, the Company entered into a new employment contract with Mr. Baumhauer, as disclosed elsewhere in this Proxy Statement. The Compensation Committee believes that the terms of Mr. Baumhauer's new employment contract are appropriate in light of the Company's strategic direction following the sale of Fuddruckers, the Board of Directors' decision that the Company would remain independent and pursue the growth of the Champps Americana restaurant concept, and Mr. Baumhauer's experience and reputation in the restaurant industry.

Compensation of Other Officers. The Company's executive compensation program for other executive officers is described above, although the corporate business unit and individual performance goals and the relative weighting of the quantitative performance factors described above varies, depending upon the responsibilities of particular officers.

                                                    Timothy R. Barakett
                                                    James Goodwin
                                                    Nathaniel P.J.V. Rothschild
                                                    Alan D. Schwartz

                                PERFORMANCE GRAPH


                               [Performance Graph]


COMPANY/INDEX/MARKET              7/15/1997        6/26/1998         6/25/1999
Champps Entertainment Inc.          100.00           91.96             53.57
Customer Selected Stock List        100.00           98.34             82.41
Russell 3000 Index                  100.00           119.44           142.18


Selected Index Group:

Avado Brands Inc.
Cheesecake Factory Inc.
Dave & Buster's Inc.
Landrys Seafood Rest Inc.
Rainforest Cafe Inc.
Rare Hospitality Int Inc.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of October 18, 1999, with respect to each person known by the Company to be the beneficial owner of more than 5% of the Common Stock, each director of the Company, executive officers included in the Summary Compensation Table below, and all directors and executive officers of the Company as a group:

                                                                           Amount and
                                                                            Nature of
      Name and Address of                                                  Beneficial         Percent
        Beneficial Owner                                                  Ownership(1)       Of Class
        ----------------                                                  ------------       --------
William H. Baumhauer(2)...........................................        446,037(3)            3.7%
James Goodwin(2)..................................................              0(4)               *
Alan D. Schwartz(2)...............................................         14,880(5)               *
Nathaniel P.J.V. Rothschild(6)....................................              0(7)               *
Timothy R. Barakett(6)............................................      1,908,506(8)           16.4%
Donna L. Depoian(2)...............................................         22,433(9)               *
Cynthia S. Randall (2)............................................         17,825(10)              *
Douglas A. Hirsch(11).............................................        719,880(12)           6.2%
Franklin Resources, Inc(13).......................................      1,135,000(14)           9.7%
Atticus Holdings, L.L.C.(6).......................................      1,025,500(6)            8.8%
Atticus Qualified Partners, L.P.(6). .............................        607,450(6)            5.2%
All directors and executive officers
  as a group (7 persons)..........................................      2,409,681(15)          19.9%

--------------------
* Less than 1%

(1) Beneficial share ownership is determined pursuant to Rule 13d-3 promulgated by the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote such security or the power to dispose of such security. The amounts set forth in the table as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth in the table as beneficially owned include shares of Common Stock which directors and executive officers have the right to acquire pursuant to previously granted options exercisable within 60 days of October 18, 1999.

(2) The address of the beneficial owner is c/o Champps Entertainment, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

(3) Includes 437,000 shares of Common Stock issuable upon the exercise of options.

(4) In connection with Mr. Goodwin's appointment to the Board of Directors in March 1999, Atticus Capital, L.L.C. entered into an agreement with Mr. Goodwin which provides that Atticus Capital, L.L.C. will pay to Mr. Goodwin an amount equal to five percent of the proceeds above $4.875 per share of
     Common Stock realized by Atticus Partners, L.P., Atticus Qualified Partners, L.P. and Atticus International, Ltd. upon the sale or disposition of the Common Stock beneficially owned by them. In addition, Atticus Partners, L.P. agreed to indemnify Mr. Goodwin against any and all losses, claims, liabilities and expenses in connection with serving as a member of the Company's Board of Directors. Mr. Goodwin does not have or share the power to vote or the power to dispose of any shares of Common Stock beneficially owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P. or Atticus International, Ltd., and therefore disclaims beneficial ownership of any of the 1,577,056 shares of Common Stock held by them collectively.

(5) Includes 14,500 shares of Common Stock issuable upon the exercise of options.

(6) The address of the beneficial owner is c/o Atticus Capital, L.L.C., 590 Madison Avenue, 32nd Floor, New York, NY 10022

(7) Mr. Rothschild is Executive Vice President of Atticus Capital, L.L.C., a Delaware limited liability company that (i) is an affiliate of Atticus Holdings, L.L.C., a Delaware limited liability company that serves as the general partner of Atticus Partners, L.P. and Atticus Qualified Partners, L.P., which beneficially own 418,050 and 607,450 shares of Common Stock, respectively, and (ii) has investment discretion with respect to certain managed accounts (the "Managed Accounts"), which collectively beneficially own 331,450 shares of Common Stock. He is also Vice President of Atticus Management, Ltd., an international business company organized under the laws of the British Virgin Islands that serves as the manager of Atticus International, Ltd., which beneficially owns 551,556 shares of Common Stock. Mr. Rothschild does not have or share the power to vote or the power to dispose of any shares of Common Stock beneficially owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P., Atticus International, Ltd. or the Managed Accounts, and therefore disclaims beneficial ownership of any of the 1,908,506 shares of Common Stock held by them collectively.

(8) Mr. Barakett is the Managing Member of Atticus Holdings, L.L.C., a Delaware limited liability company that serves as the general partner of Atticus Partners, L.P. and Atticus Qualified Partners, L.P., which beneficially own 418,050 and 607,450 shares of Common Stock, respectively. Mr. Barakett is also the President of Atticus Management, Ltd., an international business company organized under the laws of the British Virgin Islands that serves as the manager of Atticus International, Ltd., which beneficially owns 551,556 shares of Common Stock. Mr. Barakett is also the Managing Member of Atticus Capital, L.L.C, which has investment discretion with respect to certain managed accounts (the "Managed Accounts"), which collectively beneficially own 331,450 shares of Common Stock. Mr. Barakett is deemed to be the beneficial owner of all shares of Common Stock owned by Atticus Partners, L.P., Atticus Qualified Partners, L.P., Atticus International, Ltd. and the Managed Accounts.

(9) Includes 21,300 shares of Common Stock issuable upon the exercise of options.

(10) Includes 10,000 shares of Common Stock issuable upon the exercise of options.

(11) The address of the beneficial owner is c/o Seneca Capital Advisors LLC, 830 Third Avenue, 14th Floor, New York, NY 10022.

(12) Includes 569,800 shares beneficially owned by Seneca Capital Advisors LLC and Seneca Capital Investments, LLC, of which Mr. Hirsch is a controlling person. Includes 150,000 shares with respect to which Mr. Hirsch disclaims beneficial ownership. This information is based on a Schedule 13D, dated June 23, 1997, filed by Seneca Capital Advisors LLC on behalf of Douglas Hirsch with the SEC.

(13) The address of the beneficial owner is 777 Mariners Island Blvd., 6th Floor, San Mateo, CA 94404.

(14) This information is based on a Schedule 13G/A, dated February 9, 1999, filed by Franklin Resources, Inc. with the SEC.

(15) Includes 482,800 shares of Common Stock issuable upon the exercise of options.

Item 13.     Certain Relationships And Related Transactions.

Compensation Committee Interlocks

Alan D. Schwartz, a director of the Company who is also a member of the Compensation Committee, is Senior Managing Director-Corporate Finance of Bear Stearns & Co., Inc. In the past Bear Stearns and its affiliates have provided financial advisory and financing services to the Company and have received fees and reimbursement of expenses for rendering such services. In particular, during fiscal year 1999 Bear Stearns (i) received payment of an approximately $1.8 million fee earned in fiscal year 1997 in connection with its role as a financial advisor to the Company with respect to the Spin-Off Transaction, which had not been paid during fiscal year 1997, and (ii) was entitled to the reimbursement of out of pocket expenses of approximately $50,000, which remain payable, related to its role as financial advisor to the Company in connection with evaluating and seeking financial and strategic alternatives, including a possible sale of the Company.

Timothy R. Barakett and Nathaniel P.J.V. Rothschild, two directors of the Company who are also members of the Compensation Committee, are President and Executive Vice President, respectively, of Atticus Capital, L.L.C. As disclosed elsewhere in this Proxy Statement, Mr. Barakett may also be deemed the beneficial owner of 1,908,506 shares of Common Stock, or approximately 16.4% of all Common Stock outstanding. During fiscal year 1999 Atticus Capital, L.L.C. and certain of its affiliates (collectively, "Atticus") conducted a proxy contest regarding the Company's annual meeting of stockholders held on March 17, 1999, which proxy contest was settled by agreement between the Company and Atticus on March 11, 1999. Under the terms of the settlement agreement, among other things, Mr. Barakett and James Goodwin were appointed to the Board of Directors as Class I directors to serve until the 2000 annual meeting of stockholders and the Company paid certain of Atticus' expenses incurred in connection with the solicitation of proxies in the amount of $150,000. Mr. Goodwin is also a member of the Compensation Committee. In connection with Mr. Goodwin's appointment to the Company's Board of Directors, Atticus Capital, L.L.C. entered into an agreement with Mr. Goodwin which provides that Atticus Capital, L.L.C. will pay to Mr. Goodwin an amount equal to five percent of the proceeds above $4.875 per share of Common Stock realized by Atticus Partners, L.P., Atticus Qualified Partners, L.P. and Atticus International, Ltd. upon the sale or disposition of 1,577,056 shares of Common Stock beneficially owned by them. In addition, Atticus Partners, L.P. agreed to indemnify Mr. Goodwin against any and all losses, claims, liabilities and expenses in connection with serving as a member of the Company's Board of Directors.

Joseph W. O'Donnell, who was a director of the Company and a member of the Compensation Committee until his resignation in August 1999, is a principal in Osgood, O'Donnell and Walsh, which has in the past provided marketing consulting services to the Company and received fees for providing such services. During fiscal year 1999, the Company paid Osgood, O'Donnell and Walsh $30,000 for such services and related expenses. Mr. O'Donnell also owns a controlling equity interest in PulseBack, Inc., a company engaged in providing customer satisfaction measurement services to the restaurant industry to which the Company paid $67,744 for services rendered during fiscal year 1999. The Company owns a non-controlling equity interest in Pulseback, the value of which was written down to zero by the Company before fiscal year 1999. During fiscal year 1999 the Company wrote off a $75,000 note receivable from PulseBack.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.       Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets - June 27, 1999 and June 28, 1998

         Consolidated Statements of Operations - Fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997

         Consolidated Statements of Cash Flows - Fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997

         Notes to Consolidated Financial Statements

B.       Financial Statement Schedules:

         There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.         Exhibits:

*2.1 Agreement  and Plan of  Merger,  dated  as of May 27,  1997,  by and  among
     Compass Interim, Inc. ("Compass Interim"), Compass Holdings, Inc. ("Purchaser"), Compass Group PLC ("Parent") and DAKA International, Inc. ("DAKA International").

*2.2 Reorganization  Agreement  dated  as of May 27,  1997,  by and  among  DAKA
     International, Daka, Inc. ("Daka"), the Company, Parent and Compass Holdings, together with certain exhibits thereto.

*2.3 Agreement and Plan of Merger among Champps Entertainment, Inc. ("Champps"),
     DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA's Registration Statement on Form S-4 (File No. 33-65425) ("1996 DAKA Form S-4").

**2.4Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.5Stock Purchase  Agreement,  dated as of March 18, 1996, by and among Casual
     Dining Ventures, Inc., DAKA, Champps Development Group, Inc., Steven J. Wagenheim, Arthur E. Pew, III, PDS Financial Corporation, Douglas B. Tenpas and certain other stockholders of Americana Dining Corp. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.6Asset Purchase  Agreement,  dated March 18, 1996,  between Americana Dining
     Corp., as Seller,  and New Brighton Ventures,  Inc., as Buyer.  Pursuant to
     Item  601(b)(2)  of  Regulation  S-K, the  Schedules to the Asset  Purchase
     Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.7Stock  Purchase  Agreement,  dated as of March 29, 1996, by and among DAKA,
     The Great Bagel & Coffee Franchising Corp., GBC Credit Company, Gemini Production Facility, Inc., The Great Bagel & Coffee Company, Mark C. Gordon, Brian H. Loeb, Jason R. Olivier, Michael F. Zerbib, Nicholas D. Zerbib, and Thierry E. Zerbib. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.8Stock Purchase  Agreement,  dated as of March 31, 1996, by and among Casual
     Dining Ventures, Inc., DAKA and Edgebrook, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

*3.1 Certificate of Incorporation of the Company.


*3.2 By-laws of the Company

*3.3 Form of Amended and Restated Certificate of Incorporation of the Company.

*3.4 Form of Amended and Restated By-laws of the Company.

*4.1 Specimen  Stock  Certificate  for shares of the Unique Casual  Restaurants,
     Inc. Common Stock.

4.2 Amended and Restated Shareholder Rights Agreement, dated as of January 30, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

4.3 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

*10.1Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent.

*10.2Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent.

*10.3Stock Purchase  Agreement,  dated as of May 26,1997,  between DAKA, Parent,
     Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA.

*10.4Form of the Company's 1997 Stock Option and Incentive Plan.

*10.5Form of the Company's 1997 Stock Purchase Plan.

*10.6Form of Indemnification Agreement, by and between the Company and directors and officers of DAKA.

*10.7Employment Agreement, dated as of January 1, 1997, by and between DAKA and William H. Baumhauer.

*10.8Employment Agreement, dated as of January 1, 1997, by and between DAKA and Allen R. Maxwell.

*10.9Employment Agreement, dated as of February 21, 1996, by and among Dean
     P. Vlahos, DAKA and Champps.

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

**10.13 Severance,  Non-Competition and Confidentiality  Agreement,  dated as of
     March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

**10.14 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

+ 10.15 Separation Agreement, dated as of February 2, 1998, by and among Dean
     P. Vlahos, the Company and Champps.

+ 10.16 Asset Purchase Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

+ 10.17 Champps  Restaurant  Development  Agreement,  dated as of February 2,
     1998, by and between Dean P. Vlahos and Champps.

+ 10.18 Venturino Settlement Agreement, dated as of December, 1997, by and among Rita Venturino, Cosmos Phillips and Matthew Minogue, et. al. and DAKA International, Inc. and William H. Baumhauer.

+ 10.19 Stock Purchase  Agreement,  dated as of July 31, 1998, by and between
     King Cannon, Inc. and Unique Casual Restaurants, Inc.

+ 10.20  Employment  Agreement,  dated as of August 12, 1998,  by and between
     Unique Casual Restaurants, Inc. and Donald C. Moore.

10.21Post Closing Payments Agreement, dated as of January 21, 1998, by and among DAKA International, Inc., Daka, Inc., Compass Group PCL, Unique Casual Restaurants, Inc., Champps and Fuddruckers incorporated herein by reference to the amended Annual Report on Form 10-K/A of Unique Casual Restaurants, Inc. for the year ended June 28, 1998.

10.22Letter agreement among Unique Casual  Restaurants,  Inc., Atticus Partners,
     L.P., and the other parties thereto, dated March 10, 1999, incorporated herein by reference to the Current Report on Form 8-K of Unique Casual Restaurants, Inc. filed March 17, 1999.

10.23Employment  Agreement,  dated as of June 24,  1999,  by and between  Unique
     Casual Restaurants, Inc. and William H. Baumhauer.

10.24Stock  Redemption  and Debt  Restructuring  Agreement,  dated as of May 24,
     1999, by and among Champps Entertainment, Inc., f/k/a/ Unique Casual Restaurants, Inc., Theodore M. Mountzuris and Restaurant Consulting Services, Inc.

21.1 Subsidiaries of the Company.

23.1 Consent of Deloitte & Touche LLP

24.1 Powers of Attorney.

* Incorporated herein by reference to the Company's, when known as Unique Casual Restaurants, Inc., Registration Statement on Form 10 filed June 3, 1997, as amended.

** Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

+ Incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 28, 1998.

D.       Reports on Form 8-K

         Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    CHAMPPS ENTERTAINMENT, INC.
                    (Registrant)


                    By:  /s/William H. Baumhauer
                    ----------------------------
                    William H. Baumhauer
                    Chairman of the Board, President and
                    Chief Executive Officer,
                    (Principal Executive, Financial and
                    Accounting Officer)

Date:  October 27, 1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                                         Title

William H. Baumhauer                              Chairman of the Board

Timothy Barakett*                                 Director

James Goodwin*                                    Director

Nathaniel Rothschild*                             Director

Alan D. Schwartz*                                 Director

*By: /s/Donna L. Depoian                          Date:  October 27, 1999
    --------------------
Donna L. Depoian
Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT


Champps Entertainment, Inc.:


We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. and subsidiaries (formerly Unique Casual Restaurants, Inc.) as of June 27, 1999 and June 28, 1998 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of June 27, 1999 and June 28, 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

Boston, Massachusetts
October 1, 1999

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                      As of June 27, 1999 and June 28, 1998
                      (In thousands, except per share data)

                                                                           1999              1998
                                                                           ----              ----
ASSETS:
Current assets:
   Cash and cash equivalents (overdraft)                                 $  7,240         $   (646)
   Restricted cash, current                                                   397            2,602
   Accounts receivable, net                                                 1,288              801
   Inventories                                                              1,205              973
   Prepaid expenses and other current assets                                1,637              726
   Net assets held for sale                                                 1,665             --
                                                                         --------         --------
     Total current assets                                                  13,432            4,456
Restricted cash, non-current                                                2,596             --
Property and equipment, net                                                36,096           29,850
Net long-term assets related to the discontinued operations                  --             44,335
Investment                                                                  2,748            5,000
Other assets, net                                                           2,270            3,019
                                                                         --------         --------
   Total assets                                                          $ 57,142         $ 86,660
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                      $  5,264         $  4,784
   Accrued expenses                                                         8,679            5,378
   Accrued transaction costs                                                 --              1,800
   Current portion of long-term debt                                        2,010            2,188
   Net current liabilities related to the discontinued operations            --              4,202
                                                                         --------         --------
     Total current liabilities                                             15,953           18,352
Long-term debt, net of current portion                                      4,147            4,757
Other long-term liabilities                                                 9,223            7,753
                                                                         --------         --------
     Total liabilities                                                     29,323           30,862
                                                                         --------         --------
Minority interests and obligations under put agreement
  related to the discontinued operations                                     --              5,400
                                                                         --------         --------
Commitments and contingencies (Note 11)

Stockholders' equity:
   Common stock ($.01 par value per share;  authorized
    30,000 shares and 11,647 and 11,593 issued and outstanding
    at June 27, 1999, and June 28, 1998, respectively)                        116              116
   Additional paid-in capital                                              79,360           78,017
   Accumulated deficit                                                    (51,657)         (27,735)
                                                                         --------         --------
     Total stockholders' equity                                            27,819           50,398
                                                                         --------         --------
       Total liabilities and stockholders' equity                        $ 57,142         $ 86,660
                                                                         ========         ========



See notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Fiscal Years Ended June 27, 1999, June 28, 1998, and June 29, 1997
                    (In thousands, except per share amounts)

                                                                                         1999              1998              1997
                                                                                         ----              ----              ----
Revenues:
   Sales                                                                              $  87,392         $  76,711         $  63,117
   Franchising and royalty income                                                           558               989             1,122
                                                                                      ---------         ---------         ---------
     Total                                                                               87,950            77,700            64,239
                                                                                      ---------         ---------         ---------
Costs and expenses:
   Cost of sales and operating expenses                                                  78,412            69,310            56,176
   General and administrative expenses                                                   18,998            10,804            16,771
   Depreciation and amortization                                                          3,441             3,080             5,719
   Impairment, exit costs and other charges                                               1,305             1,436            12,564
   Gain on sale of restaurant to related party                                             --                (677)             --
   Other (income) expenses, net                                                            (127)             (254)              398
                                                                                      ---------         ---------         ---------
     Total                                                                              102,029            83,699            91,628
                                                                                      ---------         ---------         ---------
Loss from continuing operations before cumulative effect of
   change in accounting for preopening costs                                            (14,079)           (5,999)          (27,389)
                                                                                      ---------         ---------         ---------
Loss from discontinued operations:
   Income (loss) from discontinued operations, net of income tax
     benefit of $3,721 in 1997                                                              910           (20,749)          (11,654)
   Loss on disposal of discontinued operations                                          (10,753)             --                --
                                                                                      ---------         ---------         ---------
     Loss from discontinued operations                                                   (9,843)          (20,749)          (11,654)
                                                                                      ---------         ---------         ---------
Loss before cumulative effect of change in accounting for
   preopening costs                                                                     (23,922)          (26,748)          (39,043)
Cumulative effect of change in accounting for preopening costs
                                                                                           --                (987)             --
                                                                                      ---------         ---------         ---------
Net loss                                                                              $ (23,922)        $ (27,735)        $ (39,043)
                                                                                      =========         =========         =========

Basic and diluted loss per share:
   Loss before discontinued operations and cumulative effect of
     accounting change                                                                $   (1.21)        $   (0.52)             --
   Loss from discontinued operations                                                      (0.85)            (1.81)             --
   Cumulative effect of accounting change                                                  --               (0.08)             --
                                                                                      ---------         ---------         ---------
   Net loss                                                                           $   (2.06)        $   (2.41)             --
                                                                                      =========         =========         =========

Weighted average shares outstanding                                                      11,622            11,489              --
                                                                                      =========         =========         =========

Pro forma basic and diluted loss per share:
   Pro forma loss from continuing operations                                               --                --           $   (2.40)
   Pro forma loss from discontinued operations                                             --                --               (1.02)
                                                                                                                          ---------
   Pro forma net loss                                                                      --                --           $   (3.42)
                                                                                                                          =========
Pro forma weighted average shares outstanding                                              --                --              11,426
                                                                                                                          =========


See notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       Fiscal Years Ended June 27, 1999, June 28, 1998, and June 29, 1997
                                 (In thousands)

                                                                                                1999           1998          1997
                                                                                                ----           ----          ----
Cash flows from (used in) operating activities:
Net loss                                                                                     $(23,922)      $(27,735)      $(39,043)
Cumulative effect of change in accounting for preopening costs                                   --              987           --
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
     Depreciation and amortization                                                              4,145         10,227         15,547
     Non-cash compensation for continuing operations                                              331            265           --
     Non-cash compensation for discontinuing operations                                           912           --             --
     Gain on sale of property and equipment                                                      --              (56)          --
     Gain on sale of restaurant to related party                                                 --             (677)          --
     Impairment, exit costs and other charges                                                   1,305         24,625         21,671
     Loss on investment                                                                         2,252           --             --
     Deferred income taxes                                                                       --             --              454
     Other                                                                                       --             --              (68)
Changes in assets and liabilities, net of dispositions:
     Restricted cash                                                                             (391)         2,398         (5,000)
     Accounts receivable, net                                                                    (487)           314          1,133
     Inventories                                                                                 (232)          (193)        (1,312)
     Prepaid expenses and other assets                                                           (170)        (4,838)        (1,428)
     Accounts payable and accrued expenses, net                                                   684         (6,263)         8,481
     Other long-term and deferred liabilities                                                   1,470          2,473            398
                                                                                             --------       --------       --------
       Net cash provided by (used in) operating activities                                    (14,103)         1,527            833
                                                                                             --------       --------       --------

Cash flows from investing activities:
Purchases of property and equipment                                                           (10,391)        (7,318)       (23,685)
Net proceeds from sale of discontinued operations                                              33,068           --             --
Proceeds from sale of restaurant to related party                                                --            1,515           --
                                                                                             --------       --------       --------
     Net cash provided by (used in) investing activities                                       22,677         (5,803)       (23,865)
                                                                                             --------       --------       --------
Cash flows from financing activities:
Proceeds from equipment financing                                                               1,023          3,642           --
Proceeds from sale-leaseback facility                                                            --            1,338         11,489
Proceeds from issuance of common stock                                                            100            343           --
Contributed capital                                                                              --             --            9,080
Repayments of long-term debt                                                                   (1,811)        (1,865)        (2,646)
                                                                                             --------       --------       --------
     Net cash provided by (used in) financing activities                                         (688)         3,458         17,923
                                                                                             --------       --------       --------

Net increase (decrease) in cash and cash equivalents                                            7,886           (818)        (5,109)

Cash and cash equivalents (overdraft), beginning of year                                         (646)           172          5,281
                                                                                             --------       --------       --------
Cash and cash equivalents (overdraft), end of year                                           $  7,240       $   (646)      $    172
                                                                                             ========       ========       ========


See notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
    EQUITY Fiscal Years Ended June 29, 1997, June 28, 1998 and June 27, 1999
                             (Amounts in thousands)

                                                                             Additional
                                                                 Common       Paid-in      Accumulated       Group
                                                    Shares       Stock        Capital        Deficit        Equity          Total
                                                    ------       -----        -------        -------        ------          -----
Balance, June 29, 1996                                 --       $    --       $    --       $    --        $ 108,894      $ 108,894
Contributed capital:
   Cash                                                --            --            --            --            9,080          9,080
   Non-cash                                            --            --            --            --              122            122
Net loss                                               --            --            --            --          (39,043)       (39,043)
Common shares issued                                      1          --            --            --            --            --
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 29, 1997                                    1          --            --            --           79,053         79,053
Net liabilities contributed by
   former Parent                                       --            --            --            --           (1,528)        (1,528)
 Common stock issued in connection
   with distribution by former
   Parent                                            11,425           114        77,411          --          (77,525)          --
Common shares issued                                    167             2           606          --             --              608
Net loss                                               --            --            --         (27,735)          --          (27,735)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 28, 1998                               11,593           116        78,017       (27,735)          --           50,398
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Common shares issued                                     54          --             100          --             --              100
Non-cash compensation                                  --            --           1,243          --             --            1,243
Net loss                                               --            --            --         (23,922)          --          (23,922)
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance, June 28, 1998                               11,647     $     116     $  79,360     $ (51,657)          --        $  27,819
                                                  =========     =========     =========     =========      =========      =========


















See notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       Fiscal Years Ended June 27, 1999, June 28, 1998, and June 29, 1997
                (Dollars in thousands, except per share amounts)

1.   Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off" or "Spin-off Transaction"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company. At June 27, 1999, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis of Presentation

The accompanying consolidated financial statements include for various periods of time the accounts of the Company, Champps Operating Corporation, Inc., the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). Great Bagel & Coffee ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. as discussed more fully in Note 3. The historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI") have been treated as discontinued operations for all periods presented. Significant intercompany balances and transactions have been eliminated in consolidation. The historical DAKA International basis in the assets and liabilities of the spun-off operations transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. The accompanying 1997 financial statements are combined financial statements which present the combined financial position, results of operations and cash flows of the spun-off operations for various periods of time in a manner similar to a pooling-of-interests. Significant intercompany balances and transactions have been eliminated in consolidation.

Business Activities of the Company

The Company's Champps operations serve customers in upscale restaurant settings throughout the United States. Restaurant operations are conducted through Company-owned and franchised stores.

2.     Formation of the Company

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed, to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997 (the "Spin-off Transaction Date"). Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company.

During 1998, certain remaining non-restaurant operating assets and liabilities of DAKA International were also contributed to the Company (the "Additional Capital Contribution") consisting of notes receivable, property and equipment, and accounts payable, accrued expenses and certain contingent liabilities. These assets and liabilities resulted in a net decrease to group equity of approximately $1,500 and have been recorded within their respective captions during fiscal 1998.

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

3.     Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. (the "Buyer") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43,000 in cash, subject to certain adjustments. At the closing, the Company disbursed approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At June 27, 1999, $2,596 continues to be held in escrow and is reported as restricted cash. In addition, the Company used proceeds to pay obligations associated with the early termination of certain leases, obtaining landlord consents to the transaction, certain litigation settlements, and legal, accounting and severance expenses, and to settle the Company's obligations under a put/call agreement relating to ARVI which was originally due to be paid in January 2000. The Company received approximately $2,600 in previously restricted cash balances, which were released by virtue of the Company's settling certain of the obligations discussed above. The Company also purchased two closed Fuddruckers locations and recorded assets held for sale valued at approximately $1,600. The sale was approved by a vote of the Company's shareholders on November 5, 1998.

Pursuant to the Agreement, King Cannon had 120 days from the Closing Date to review and propose adjustments to the portion of the estimated purchase price related to working capital. The Company and King Cannon have agreed on the amount of working capital resulting in a reduction of the estimated purchase price of approximately $1,500, including interest. Both the Company and King Cannon have now accepted as final, the working capital at the closing date. This reduction in estimated purchase price has been included in the loss from discontinued operations in the accompanying financial statements.

As part of the adjustment to working capital discussed above, the Company received from King Cannon approximately $430 in royalty receivables from its former franchisees which King Cannon deemed uncollectible. The Company believes that $220 of such receivables are collectable and will vigorously pursue collection of these amounts from such former franchisees.

Closure of Great Bagel and Coffee

On June 28, 1998, the Company ceased all operations of the Great Bagel & Coffee business. Previously, on December 30, 1997, Great Bagel & Coffee had acquired the assets and liabilities of one of its former franchisees, then operating a commissary and eight Great Bagel & Coffee restaurants in Phoenix, Arizona. The Company had hoped that this transaction would help Great Bagel & Coffee improve sales and margins, and also provide the best opportunity for a possible sale of the business. However, the business did not improve and no buyer or strategic partner could be located. Accordingly, a decision was reached to close the business. The Company has recorded impairment and exit costs associated with this decision of $1,400 in the accompanying consolidated financial statements for fiscal 1998.

Other Transactions

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2,300 certain data processing equipment. The purchase price was evidenced through a promissory note due June 30, 2002 which bore interest at 6% per annum. The promissory note was contributed to the Company as part of the additional capital contribution. The Company also received DAKA International's 50% interest in RCS at the Spin-off Transaction Date. The Company entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1,800. The Company consolidated RCS' operations through May 24, 1999, when the Company sold its 50% interest in RCS to RCS pursuant to a Stock Redemption and Debt Restructuring Agreement (the "Stock Redemption Agreement"). As part of this transaction, the Company also canceled all amounts due to the Company from RCS, including a note and accrued interest in the amount of $2,500. In consideration for its shares of RCS common stock and the cancellation of the note and accrued interest, the Company received a note payable which was paid in full on August 25, 1999, certain computer equipment and software, a commitment to complete certain work in progress without charge to the Company, services under a three year consulting and professional data processing agreement without charge to the Company, cancellation of accounts payable to RCS, and the release of the Company for a contingent obligation related to RCS employment of its Chief Executive Officer. The Company recorded a loss on this transaction of approximately $350 during fiscal 1999.

On February 2, 1998, the Company sold a Champps restaurant in Minnetonka, Minnesota to Dean Vlahos, a former Director of the Company and the former President and Chief Executive officer of Champps Americana, Inc., for $2,900 representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1,500 and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain in fiscal 1998 of approximately $700 on this transaction.

4.     Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended June 27, 1999, June 28, 1998, and June 29, 1997 are referred to as 1999, 1998, and 1997, respectively. Fiscal 1999, 1998, and 1997 each contain 52 weeks.

Allocation of Certain Expenses

The 1997 continuing operations of the Spin-off Transaction, as presented herein, include allocations and estimates of certain expenses, principally corporate accounting and tax, cash management, corporate information technology, legal, risk management, purchasing and human resources, historically provided to the Company by DAKA International. The amount of such allocated expenses in these consolidated financial statements were allocated by management based upon a variety of factors including, for example, personnel, labor costs and sales volumes. Such allocations have been reported within selling, general and administrative expenses and aggregate $9,800 for 1997. Management believes these allocations were made on a reasonable basis. However, the accompanying 1997 consolidated financial statements may not necessarily be indicative of the conditions that would have existed, the financial position, or results of operations, if the Spun-off Operations had been operated as a separate entity.

The accompanying 1997 consolidated financial statements do not include an allocation of interest expense associated with DAKA International's revolving line-of-credit agreements as such obligations were assumed by Compass pursuant to the terms of the Spin-off Transaction. Interest on long-term obligations transferred to the Company has been included in the Company's 1997 consolidated statement of operations.

Significant Estimates by the Company

In the process of preparing its consolidated financial statements in accordance with generally accepted accounting principles, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property, equipment and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for workers compensation, general liability and health insurance programs and representations and warranties provided in connection with the Spin-off Transaction and Fuddruckers sale. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operations.

Concentration of Credit Risk

The Company extends credit to its Champps' franchisees on an unsecured basis in the normal course of business. No individual franchisee is significant to the Company's franchisee base. The Company has policies governing the extension of credit and collection of amounts due from franchisees.

The Company's allowance for uncollectible accounts receivable and related bad debt expense are not material for each period presented.

Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of three months or less at date of purchase. These investments are carried at cost, which approximates fair value. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $417 and $2,600 at June 27,1999 and June 28, 1998, respectively. Such collateral commitments begin to expire during calendar 1999 and accordingly they have been classified as current assets in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares with replacements charged to expense when purchased. Approximately 80% of the Company's food products and supplies are purchased under a distribution contract with Sysco Corporation.

The components of inventories are as follows:
                                                (In thousands)
                                             1999              1998
                                             ----              ----
Food and liquor products                   $    617          $    574
Smallwares                                      292               120
Supplies                                        296               279
                                           --------          --------
                                           $  1,205          $    973
                                           ========          ========

Prepaid Expenses and Other Current Assets

Through June 29, 1997, the Company had capitalized direct incremental preopening costs associated with the opening of new or the expansion and major remodeling of existing restaurants with such costs being amortized over twelve months. In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires companies to expense all costs associated with preopening activities. The effect of adopting the provisions of SOP 98-5 during 1998 was to expense approximately $987 of capitalized costs existing at June 29, 1997 as of June 30, 1997, of which approximately $800 is related to continuing operation. The Company has reported this expense as the cumulative effect of an accounting change in the accompanying fiscal 1998 consolidated financial statements.

Property and Equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. As a pre-condition to the Fuddruckers sale, in November 1998, the Company purchased certain point of sale terminals, which were being leased. The Company determined that the purchase price exceeded the current market value and recorded a charge of $850 which was included in general and administrative expenses in fiscal 1999. In June 1999, it was determined that the point of sale terminals would need to be replaced to accommodate new software requirements. Consequently, the estimated useful life was shortened resulting in an accelerated depreciation charge of approximately $360. The remaining value will be depreciated in the first quarter of fiscal 2000, when these machines are retired. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the estimated useful life. Useful lives range from 15 to 20 years for buildings and leasehold improvements and three to ten years for equipment.

Accrued Transaction Costs

Accrued Transaction costs included legal, accounting and other costs associated with completing the Spin-off Transaction at June 28, 1998.

Accrued Insurance Costs

The Company has purchased commercial insurance to cover workers' compensation, general liability, and various other risks for claims incurred after June 29, 1997. Through June 29, 1997, the Company was self-insured for workers' compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the Spin-off Transaction, the Company is obligated to indemnify Compass for all claims that relate to events occurring prior to the Spin-off Transaction Date which arise subsequent to the Spin-off Transaction, including claims related to employees of DAKA International not continuing with the Company after the Spin-off Transaction. The Company believes that any claims related to its obligation to further indemnify Compass after June 27, 1999 are not material.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred rent liabilities and management's estimate of the non-current portion of the liability related to the Company's workers' compensation and general liability self-insurance program.

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

Franchising and Royalty Income

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. The Company has also entered into development agreements granting franchisees the exclusive right to develop and operate restaurants in certain territories in exchange for a development fee or other consideration.

Amounts received in connection with such development agreements are recognized as franchise fee revenues when earned since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee for each unit opened. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. The Company recognized development and franchise fee revenues of $86 and $165 during 1998, and 1997, respectively. No development and franchise fee revenues were recognized in fiscal 1999.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues from continuing operations of $558, $903 and $957 during 1999, 1998, and 1997, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Targeted jobs tax credits are treated as a reduction of income tax expense in the year such credits are utilized.

Prior to the Distribution, the Spin-off Transaction was generally included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of DAKA International. For purposes of the 1997 financial statements, a credit in lieu of taxes has been presented as if the Company was a stand alone taxpayer. Current income tax liabilities (assets) were considered to have been paid (received) from DAKA International and were recorded through the group equity account.

The Company has entered into an indemnification agreement, whereby the Company has agreed to indemnify Compass against all state and federal income and other tax liabilities of DAKA International for any period before the Spin-off Transaction Date as well as any tax consequences resulting from the Spin-off Transaction. The Company believes that any amounts due to Compass under this indemnification agreement after June 27, 1999, if any, will not be material.

As part of the sale of Fuddruckers, the Company agreed to indemnify the acquiror against liabilities arising from breaches of the acquisition agreement, as well as identified preclosing liabilities, including tax liabilities. The Company believes that any amounts due to King Cannon under this indemnification agreement after June 27, 1999, if any, will not be material.

Accounting for Stock-Based Compensation

The Company continues to apply Accounting Principles Board ("APB") Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company discloses the required pro forma effect on results from operations and net income (loss) per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation.".

Options to purchase shares of DAKA International common stock held by employees remaining with the Company after the Distribution were converted into options to purchase shares of the Company's common stock in accordance with Emerging Issues Task Force Abstract 90-9 and, accordingly, such conversion had no effect on the Company's 1998 consolidated financial position or results of operations.

In fiscal 1999, the Company recorded non-cash compensation expense of $1,243 related to extension of termination dates and early vesting of stock options of an officer of the Company. Of this total, $912 was related to the Fuddruckers' sale and was included in the loss from discontinued operations. The balance of $331 was included in general and administrative expense.

During 1998, the Company recorded compensation expense of $236 related to the repurchase from certain option holders of an aggregate of 172,044 common stock options at an average price of $1.37 per option.

Cash Flow Information

Cash payments for interest aggregated $635, $491, and $451 in 1999, 1998, and 1997, respectively.

Capital lease obligations of $1,605 were incurred when the Company entered into leases for new Champps restaurant equipment in 1997.

Significant other non-cash investing and financing transactions are as follows:

1998

         Certain   non-restaurant   operating   assets  and   liabilities   were
         contributed to the Company in connection with the Spin-off Transaction resulting in a net decrease to stockholders' equity of $1,528.

         The Company also increased its obligations under a minority interest put obligation related to the discontinued operations by $4,300.

1997

         The Company sold a restaurant under construction with a book value of $1,205, in exchange for a $1,200 promissory note.

Equity and Pro Forma Loss Per Share

The authorized capital stock of the Company consists of 30,000,000 shares of common stock, of which 11,647,427 and 11,593,000 shares were issued and outstanding as of June 27, 1999 and June 28, 1998, respectively, and 5,000,000 shares of preferred stock, of which no shares are issued and outstanding. Approximately 11,425,000 shares were issued upon the consummation of the Spin-off Transaction.

During 1998 the Company adopted SFAS No. 128, "Earnings per Share." The pro forma loss per share for 1997 was computed using the number of shares outstanding immediately after the Spin-off.

For purposes of the fiscal 1999 and 1998 earnings per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive. Had such options been included in the computation. The weighted average shares would have increased by approximately 132,000 and 166,000, respectively.

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

In 1999, the Company recorded approximately $1,300 in exit costs against continuing operations. Included in exit costs is approximately $250 related to the termination of fifteen employees which is expected to begin during the second quarter of fiscal 2000. The Company expects to pay amounts related to non-severance costs in the first and second quarter of fiscal 2000.

In addition, the Company has recorded approximately $8,100 against continuing operations of which $2,700 represents losses on the sale and write down of non-essential assets, $2,700 represents changes in estimates of continuing obligations for the Company's predecessor businesses and $2,700 represents losses on business and lease contracts. The Company recorded accrued liabilities aggregating $3,900 in connection with such charges, none of which have been paid as of June 27, 1999.

In 1998, the Company recorded a provision for continuing operations of $1,400 which represents exit costs associated with closing the Great Bagel & Coffee business. Additional fiscal 1998 impairment, exit and other charges of $23,225 have been reclassified as discontinued operations.

In 1997, the Company recorded a provision against continuing operations of $12,564 of which $7,164 represented impairment of net assets at restaurants which had been or were to be closed and exit costs associated with lease settlements and identified employee termination benefits. The remainder of $5,400 consisted primarily of legal costs associated with the Spin-off and the sale of the Foodservice business. An additional charge of $9,107 has been reclassified to discontinued operations for fiscal 1997.

Reclassifications

Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Financial Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for accounting for derivative instruments and hedging activities. The Company has not yet determined the effect that the adoption of SFAS No. 133 will have on the Company's results of operations or financial condition.

5.       Investment

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. On July 16, 1999, Santa Barbara Restaurant Group ("SBRG"), a publicly held corporation, reported that it had completed the acquisition of La Salsa. In connection with this transaction, the Company exchanged all of its Series D Convertible Preferred Stock for approximately 1,277,500 shares of common stock of SBRG, of which approximately 120,650 shares have been placed in escrow to cover any claims for indemnification by SBRG in connection with this transaction. The Company recorded a loss based on this transaction of approximately $2,252 in the fourth quarter of fiscal 1999. Effective the first quarter of fiscal 2000, the Company will account for the investment in SBRG in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and the Company will classify this investment as available for sale.

6.     Property, Plant and Equipment

Property and equipment consist of the following:

                                                     (In thousands)
                                                 1999              1998
                                                 ----              ----

Buildings and leasehold improvements         $   22,597        $   21,653
Equipment                                        18,117            15,352
Construction in progress                          7,506               549
                                             ----------        ----------
                                                 48,220            37,554
Accumulated depreciation                        (12,124)           (7,704)
                                             ----------        ----------
                                             $   36,096        $   29,850
                                             ==========        ==========

7.       Other Assets

The components of other assets are as follows:

                                                 (In thousands)
                                               1999              1998
                                               ----              ----
Notes receivable                             $  1,904          $  2,427
Other                                             366               592
                                             --------          --------
                                             $  2,270          $  3,019
                                             ========          ========


Notes receivable include a note from a franchisee bearing interest at 10%, requires monthly payments and interest, and matures in 2003. As part of the RCS sale, a note payable of $750 was recorded in the fourth quarter of fiscal 1999. That note was paid in full in the first quarter of fiscal 2000.


8.       Accrued Expenses

The components of accrued expenses are as follows:

                                                        (In thousands)
                                                     1999             1998
                                                     ----             ----
Salaries, wages and related taxes                $   1,874         $   2,727
Sales and use taxes                                  1,433               615
Insurance accruals                                   2,987             1,061
Lease termination accruals                           1,047                 -
Other                                                1,338               975
                                                 ---------         ---------
                                                 $   8,679         $   5,378
                                                 =========         =========


9.       Long-Term Debt

The components of long-term debt are as follows:

                                                  (In thousands)
                                              1999              1998
                                              ----              ----
Notes payable                               $    250          $    439
Capital lease obligations                      5,907             6,506
                                            --------          --------
                                               6,157             6,945
Less current portion                          (2,010)           (2,188)
                                            --------          --------
  Total                                     $  4,147          $  4,757
                                            ========          ========

Maturities of long-term debt, including capital lease obligations, at June 27, 1999 are as follows:

                                                   (In thousands)
 2000                                                  $ 2,010
 2001                                                    1,955
 2002                                                    1,179
 2003                                                      950
 2004                                                       63
                                                       -------
                                                       $ 6,157
                                                       =======

10.      Income Taxes

Deferred tax assets and (liabilities) are comprised of the following:

                                                       (In thousands)
                                               1999         1998         1997
                                               ----         ----         ----
Current:
  Accrued expenses                           $  2,651     $    282     $  1,635
  Prepaid expenses                               --           (366)        (330)
  Net operating loss carryforwards               --           --            327
  Other                                            86          526          412
  Less valuation allowance                     (2,737)        (442)      (2,044)
                                             --------     --------     --------
                                             $      0     $      0     $      0
                                             --------     --------     --------
Noncurrent:
  Net operating loss carryforwards           $ 14,192     $  9,457     $  4,704
  Depreciation and amortization                 1,856       12,215        6,069
  Deferred income                                  73          268          300
  Accrued expenses                               --           --          1,967
  Less valuation allowance                    (16,121)     (21,940)     (13,040)
                                             --------     --------     --------
                                             $      0     $      0     $      0
                                             ========     ========     ========


The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):

                                                                   (In thousands)
                                                         1999         1998       1997
                                                         ----         ----       ----
Income tax  provision  (benefit)  computed  at
statutory  federal income tax rates                    $ (8,372)   $ (9,707)   $(14,970)
Adjustment related to net operating loss limitations     11,860        --          --
Non-deductible costs                                         36         162         865
Increase (decrease) in the valuation allowance           (3,524)      7,298       9,525
Other, net                                                 --         2,247         859
                                                       --------    --------    --------
   Income tax benefit                                  $      0    $      0    $ (3,721)
                                                       ========    ========    ========

As of June 27, 1999, the Company had federal net operating loss carryforwards of approximately $40,500, expiring at various dates through 2019. For the fiscal years ended 1999, 1998 and 1997, the Company provided a valuation allowance for the tax benefit of the deferred tax assets not expected to be utilized based on historical operating results and other available evidence. During the fiscal years ended 1998 and 1997 the valuation allowance was increased by $7,300 and $9,500, respectively, principally as a result of the Company's losses. During 1999, the valuation allowance decreased $3,500 on a net basis due to adjustments to the Company's deferred tax assets, offset by current year operating losses. During 1999, as a result of a change in ownership, as defined under Section 382 of the Internal Revenue Code ("IRC"), and the decline in the market price of the Company's stock, the Company wrote off $11,860 of deferred tax assets which will not be utilized as a result of net operating loss carryforward limitations under IRC Section 382. The reduction had no effect on operations as such assets had a full valuation allowance. The Company's remaining loss carryforwards at June 27, 1999 may be subject to further limitations under IRC Section 382.

11.      Commitments and Contingencies

Fuddruckers Representations and Indemnity

The Agreement contains various representations and warranties by the Company. These include, without limitation, representations and warranties by the Company as to (i) the organization, good standing, and capitalization of Fuddruckers and its subsidiaries; (ii) proper corporate authority, no conflicts, no violations and requisite approvals; (iii) ownership of the Shares; (iv) material accuracy of financial statements, books and records; (v) absence of undisclosed liabilities and absence of material adverse change; (vi) litigation; (vii) compliance with law; (viii) status of employee benefit plans and labor relations; (ix) tax matters; (x) title to and condition of assets; (xi) leases and real property; (xii) material contractual obligations and licenses; (xiii) intellectual property matters; (xiv) insurance policies; (xv) brokers, finders and other fees; (xvi) franchises; and (xvii) environmental matters.

The Company's representations and warranties contained in the Agreement survive the closing and will expire on December 31, 2000 (the "Survival Period") except that (i) representations and warranties made by the Company relating to environmental matters survive the closing date until December 31, 2003, (ii) representations and warranties made by the Company relating to employee matters and income taxes survive the closing date until expiration of applicable statutes of limitations and (iii) representations and warranties made by the Company with respect to (a) the Company's power to execute the Agreement, the Company's having executed the Agreement with required corporate action and that the Agreement is valid and binding by its terms, the due organization, valid existence and good standing of the Company and Fuddruckers, (b) the representation stating the execution and delivery of the Agreement: (1) does not violate any law, order, by-law or article of incorporation of the Company or Fuddruckers; (2) does require approval of shareholders of Fuddruckers other than the Company; (3) does not result in a lien or title defect in assets or shares of Fuddruckers; or (4) does result in a claim against Fuddruckers, its assets, shares of Fuddruckers and King Cannon; and (c) the capitalization and equity securities of Fuddruckers shall survive the closing indefinitely. In addition, any covenants or agreements of the Company under the Agreement, and any and all indemnification obligations relating thereto shall survive the closing indefinitely, unless earlier expiring in accordance with their respective terms, including, without limitation, the Company's indemnification obligations with respect to covenants (i) regarding environmental matters, (ii) current pending legal proceedings; (iii) liability for taxes; (iv) sub-leases for certain Fuddruckers restaurants; (v) undisclosed contractual obligations; (vi) violation of the Company's representations and warranties in the Agreement; and (vii) obligations arising between the signing on the Agreement and the closing, lease termination amounts and rent adjustments amounts.

King Cannon's representations and warranties under the Stock Purchase Agreement, and its indemnification obligations arising from such representations and warranties, survive the Closing and will expire and terminate on December 31, 2000. Any covenants or agreements of King Cannon under the Stock Purchase Agreement, and any and all indemnification obligations relating thereto survive the Closing indefinitely, unless earlier expiring in accordance with their respective terms.

The Company and Champps Operating Corporation, Inc. are obligated to jointly and severally indemnify King Cannon and Fuddruckers and their respective affiliates from and against any losses, assessments, liabilities, claims, obligations,
damages,   costs  or  expense   which   arise  out  of  or  relate  to  (i)  any
misrepresentations  in,  breach  of  or  failure  to  comply  with  any  of  the representations, warranties, undertakings, covenants or agreements of the Company, Fuddruckers and related entities, and any affiliate of any of them contained in the Agreement; (ii) any environmental matters related to Fuddruckers, its affiliates of business; (iii) any retained or undisclosed liabilities; or (iv) the Company's obligations with respect to lease termination amounts and rent adjustment amounts. With respect to the indemnification for lease termination amounts and rent adjustment amounts, the Company obtained each required consent and required estoppel from landlords prior to the closing of the sale. As a result, the Company believes the risk for a material claim for indemnification related to any environmental matters, or to each of the lease termination amounts and rent adjustment amounts provisions, is remote.

Further, at the closing, the Company established a $1.0 million cash escrow (included in the amount reported as restricted cash at June 27, 1999 in the accompanying consolidated balance sheet) as a fund for payment of any claims for indemnification pursuant to the Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the $1.0 million escrow is remote. As of June 27, 1999, no money had been paid from the escrow fund, however in the first quarter of fiscal 2000 a total of $0.2 million was paid for agreed amounts presented to the Company by King Cannon for indemnification.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no cap or limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require King Cannon to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by King Cannon or Fuddruckers) that are being transferred pursuant to the Agreement in such a manner as to rescind the transactions contemplated by the Agreement, in which case the Company will pay King Cannon an amount equal to (x) the final purchase price plus (y) all additional investments made in Fuddruckers following the closing plus (z) an amount equal to an internal rate of return equal to 25% on the sum of items (x) and (y); or (ii) pay to King Cannon all of the losses with respect to which King Cannon is entitled to indemnification.

As part of the consideration under the Agreement, each of the Company and Champps Operating Corporation agreed that, for a period of ten years following the closing date, neither will (i) directly or indirectly, own, manage, operate, finance, join, or control, or participate in the ownership, management, operation, financing or control of, or be associated as a partner or representative in connection with, any restaurant business that is in the gourmet hamburger business or whose method of operation or trade dress is similar to that employed in the operation of the "Fuddruckers" restaurant; or
(ii) directly or indirectly solicit, induce or attempt to induce any person then employed by Fuddruckers or King Cannon to enter the employ of the Company or Champps Operating Corporation, or any of their respective affiliates.

Nothing contained in the Agreement limits the right of the Company or Champps to operate the business of Champps as it is currently conducted or other restaurant concepts that do not compete directly with Fuddruckers or to own less than a 5% legal or beneficial ownership in the outstanding equity securities of any publicly traded corporation.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Spin-off. In addition, the Company entered into a Post-Closing Covenants Agreement which provides for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the Spin-off Transaction Date but unidentified at such date. This indemnification begins to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Leases

Pursuant to the terms of the Spin-off Transaction, the Company assumed the existing lease obligations and purchase commitments of DAKA International consisting principally of the corporate headquarters in Danvers, Massachusetts which expires during 2001. The Company plans to exit this location by December 31, 1999, and expects that a lease termination penalty of $1,000 will be paid to the landlord.

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

In December 1995, Champps obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, the Company would sell and lease-back from AEI, Champps restaurants to be constructed and would pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price would be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment expired on December 31, 1998. The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the Consumer Price Index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of Champps. As of June 27, 1999, eight Champps restaurants had been fully funded under this commitment and none had been partially funded.

Future minimum lease payments pursuant to leases with noncancelable lease terms in excess of one year at June 27, 1999 are as follows:

Fiscal                                             (In thousands)
Years                                         Operating        Capital
Ending                                         Leases           Leases
------                                         ------           ------
 2000                                       $   5,855         $   2,301
 2001                                           5,819             2,139
 2002                                           5,580             1,315
 2003                                           5,291               996
 2004                                           5,261                64
 Thereafter                                    56,490              --
                                            ---------         ---------
 Total future minimum lease payments         $ 84,296             6,815
                                             ========
 Less amount representing interest                                 (908)
                                                              ---------
 Present value of future minimum lease payments               $   5,907
                                                              =========

Total rent expense in 1999, 1998 and 1997 approximated $6,509, $4,315 and $3,154, respectively. Contingent rentals included in rent expense are not material for the periods presented.

Included in property and equipment in 1999, 1998 and 1997 are approximately $9,300, $9,300 and $5,700, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was approximately $3,700, $2,400 and $1,300, respectively.

Litigation

The Company has agreed to assume certain contingent liabilities of DAKA International in connection with the Spin-off and has agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon as discussed elsewhere in this Form 10-K. Further, the Company is also engaged in various actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

12.      Stock Options and Employee Benefit Plans

Stock Options

On July 17, 1998, the Company adopted a stock option and restricted stock plan for the benefit of the employees and non-employee directors of the Company whereby the Company authorized and reserved for issuance 1,250,000 shares of common stock. In connection with the Spin-off Transaction, each outstanding option held by a Company employee to acquire DAKA International common stock was converted into an option to acquire one share of common stock of the Company and one share of common stock of DAKA International (the "Adjusted Options"). The exercise prices of the Adjusted Options were determined such that each option holder will remain in an equivalent economic position before and after the Spin-off Transaction.

Through the date of the Spin-off Transaction, the Company's employees participated in various incentive and non-qualified stock option plans sponsored by DAKA International (the "Plans"). The Plans provided for the granting of options for terms of up to ten years to eligible employees at exercise prices equal to the fair market value of the DAKA International common stock on the date of the grant. In recognition of the terms of stock option plans, on November 24, 1998, with the sale of Fuddruckers, all outstanding stock option grants became fully vested. All option grants held by employees who transferred to King Cannon as part of the Fuddruckers sale expired at the end of February, 1999. All shares exercised in fiscal 1999 were fully vested prior to the sale of Fuddruckers.

The following table presents activity under the Company's stock option plan:


                                        Weighted       Weighted
                                                        Average        Average
                                        Number of      Exercise       Grant Date
                                         Options         Price        Fair Value
                                         -------         -----        ----------
Outstanding at July 17, 1997                   --          --
   DAKA International adjusted options      597,554    $    6.10
   Granted                                  569,850         6.31       $   1.47
   Exercised                                (70,280)        2.93
   Forfeited                               (245,894)       10.92
                                         ----------    ---------
Outstanding at June 28, 1998                851,230         5.11
   Granted                                1,028,500         5.79       $   1.70
   Exercised                                (35,150)        1.48
   Forfeited                             (1,026,905)        6.57
                                         ----------    ---------
Outstanding at June 27, 1999                817,675    $    5.12
                                         ==========    =========

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                          Weighted
                                                          Average
                                          Options       Exercisable
                                        Exercisable        Price
                                        -----------        -----

July 17, 1997                             487,689       $     6.40

June 28, 1998                             246,265             3.16

June 27, 1999                             817,675             5.12


The following table sets forth information regarding options outstanding at June 27, 1999:
                                           Weighted
                                            Average                  Weighted
                               Weighted    Remaining    Number     Average Price
 Number of       Range of       Average   Contractual  Currently  for Currently
  Options         Prices         Price       Life     Exercisable  Exercisable
  -------         ------         -----       ----     -----------  -----------
  193,500    $ 1.21 - 2.41      $ 1.95        1         193,500      $ 1.95
   38,025      4.52 - 4.86        4.73        6          38,025        4.73
   88,025      5.12 - 5.85        5.20        8          88,025        5.20
  488,925      6.03 - 6.72        6.34        8         488,925        6.34
    9,200      7.00 -13.80        8.20        6           9,200        8.20

The Company applies APB Opinion No. 25 to account for various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if compensation cost for stock option grants issued to Company employees during 1999, 1998 and 1997 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net loss and pro forma net loss per share would have been increased to the pro forma amounts shown below:

                                      (In thousands,except per share amounts)
                                      1999             1998              1997
                                      ----             ----              ----
Net loss:
   As reported                    $  23,922        $  27,735         $  39,043
   Pro forma                         24,532           28,869            39,943
Net loss per share:
   As reported                    $    2.06        $    2.41         $    3.42
   Pro forma - as adjusted             2.11             2.51              3.50

The pro forma net loss reflects the compensation cost only for those options granted during 1999, 1998 and 1997. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to July 2, 1995 is not considered..

The fair value of each stock option granted in 1999, 1998 and 1997 under DAKA International stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

               Weighted            Average
               Average             Expected                           Dividend
            Risk Free Rate           Life          Volatility          Yield
            --------------           ----          ----------          -----
1997              6.28%           4 years           50.00%                0%
1998              5.36%           4 years           14.73%                0%
1999              5.72%           2 years           53.44%                0%

The weighted-average fair values per share of stock options granted during 1999, 1998 and 1997 were $5.79, $2.14 and $4.13, respectively. It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the "Plan"). Under the Plan, eligible employees of the Company may participate in quarterly offerings of shares made by the Company. The participating employees purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 1999, employees purchased 19,000 shares for a total of $90.

Shareholders' Rights Plan

On January 30, 1998, the Company adopted a Shareholder Rights Plan designed to enhance the Company's ability to protect all of its shareholders' interests and ensure that all shareholders receive fair treatment in the event of any potential sale of the Company. In connection with this plan, the Board of Directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to shareholders of record as of the close of business on February 11, 1998. These rights became exercisable on January 30, 1998. Each holder of a right is entitled to acquire such number of shares of preferred stock which are equivalent to the Company's common stock having a value of twice the then-current exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right is entitled to purchase, at the then-current exercise price, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. Both plans enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the Plan have been determined by the Board for fiscal 1998, and by DAKA International before the Spin-off Transaction. The Company contributed $25 and $204 to the Plan in 1997 and 1996, respectively. A contribution of $65 was made in 1999 for the 1998 plan.

13.      Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and various valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

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

14.     Related Party Transactions

See Note 3, "Other Transactions".

The Company's Chief Executive Officer received various below market stock option grants in fiscal 1999. Non-cash compensation expense related to these grants aggregated $1,243.

Fiscal 1999 results included a $150 payment made to Atticus Partners, L.P., a related party, as part of a proxy settlement.

In fiscal 1999, Bear Stearns & Co., Inc., the employer of Alan Schwartz, member of the Company's Board of Directors, received a fee of approximately $1,800 for services related to the 1997 Spin-Off Transaction. In fiscal 1999, Bear Stearns provided services related to the Company's financial and strategic alternatives, and is entitled to approximately $50 in out-of-pocket expenses, which remain payable.

Joseph O'Donnell, who resigned from the Company's Board of Directors in August 1999, is a principal of Osgood, O'Donnell & Walsh, which provides marketing consulting services. In fiscal 1999, the Company paid Osgood, O'Donnell & Walsh approximately $30 for such services. Mr. O'Donnell also owns a controlling interest in Pulseback, Inc., which provides restaurant related services. The Company holds notes payable from Pulseback, Inc. for approximately $75. The Company wrote off the full value of this note in fiscal 1999. During fiscal 1999, the Company paid Pulseback approximately $68 for services rendered, primarily to Fuddruckers.

In connection with Mr. Goodwin's appointment to the Company's Board of Directors, Atticus Capital, L.L.C. entered into an agreement with Mr. Goodwin which provides that Atticus Capital, L.L.C. will pay to Mr. Goodwin an amount equal to five percent of the proceeds above $4.875 per share of Common Stock realized by Atticus Partners, L.P., Atticus Qualified Partners, L.P. and Atticus International, Ltd. upon the sale or disposition of 1,577,056 shares of Common Stock beneficially owned by them. In addition, Atticus Partners, L.P. agreed to indemnify Mr. Goodwin against any and all losses, claims, liabilities and expenses in connection with serving as a member of the Company's Board of Directors.