Form 10-Q
period 1999-10-03
CHAMPPS ENTERTAINMENT INC/ MA
filed 1999-11-17
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from __________ to __________


Commission file number 0-22639


                           CHAMPPS ENTERTAINMENT, INC.
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $.01 par value, outstanding at November 15, 1999: 11,652,692.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                          October 3,    June 27,
                                                             1999         1999
                                                             ----         ----
ASSETS:
Current assets:
   Cash and cash equivalents                              $  3,978     $  7,240
   Restricted cash, current                                    397          397
   Accounts receivable, net                                  1,395        1,288
   Inventories                                               1,279        1,205
   Marketable securities held for sale                       1,857        1,637
   Prepaid expenses and other current assets, net            1,312         --
   Net assets held for sale                                    897        1,665
                                                          --------     --------
     Total current assets                                   11,115       13,432
Restricted cash, non-current                                 2,390        2,596
Property and equipment, net                                 39,858       36,096
Investment                                                    --          2,748
Other assets, net                                              392        2,270
                                                          --------     --------
   Total assets                                           $ 53,755     $ 57,142
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                       $  4,910     $  5,264
   Accrued expenses                                          8,546        8,679
   Current portion of long-term debt                         2,010        2,010
                                                          --------     --------
     Total current liabilities                              15,466       15,953
Long-term debt, net of current portion                       3,612        4,147
Other long-term liabilities                                  8,856        9,223
                                                          --------     --------
     Total liabilities                                      27,934       29,323
                                                          --------     --------
Commitments and contingencies (Note 4)

Stockholders' equity:
   Common stock ($.01 par value per share;
     authorized  30,000 shares and 11,653
     and 11,647 issued and outstanding at
     October 3, 1999 and June 27
     1999, respectively)                                       117          116
   Additional paid-in capital                               79,373       79,360
   Accumulated other comprehensive loss                       (891)        --
   Accumulated deficit                                     (52,778)     (51,657)
                                                          --------     --------
     Total stockholders' equity                             25,821       27,819
                                                          --------     --------
       Total liabilities and stockholders' equity         $ 53,755     $ 57,142
                                                          ========     ========


See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended October 3, 1999 and September 27, 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                        October 3,    September 27,
                                                           1999           1998
                                                           ----           ----
                                                                       (Restated)
Revenues:
  Sales                                                  $ 25,384      $ 20,250
  Franchising and royalty, net                                183           162
                                                         --------      --------
     Total revenues                                        25,567        20,412

Costs and expenses:
   Cost of sales                                            7,366         5,868
   Labor costs                                              8,546         6,735
   Operating expenses                                       4,350         3,382
   Occupancy                                                2,209         1,867
   Preopening                                                 711           137
   Depreciation and amortization                            1,081           735
                                                         --------      --------
     Restaurant operating expenses                         24,263        18,724
General and administrative expenses                         1,798         2,289
Exit and other costs                                          460          --
                                                         --------      --------
Loss from continuing operations before interes
  and other expenses                                         (954)         (601)
Interest and other expenses, net                              167            16
   Net loss from continuing operations                     (1,121)         (617)
   Net income from discontinued operations                   --             944
                                                         --------      --------
     Net income (loss)                                   $ (1,121)     $    327
                                                         ========      ========

Basic income (loss) per share:
   Loss from continuing operations                       $  (0.10)     $  (0.05)
   Income from discontinued operations                       --            0.08
                                                         --------      --------

     Net income (loss)                                   $  (0.10)     $   0.03
                                                         ========      ========
Diluted income (loss) per share:
   Loss from continuing operations                                     $  (0.05)
   Income from discontinued operations                                     0.08
                                                                       --------
     Net income                                                        $   0.03
                                                                       ========

Basic weighted average shares outstanding                  11,651        11,599

Diluted weighted average shares outstanding                11,651        11,782





See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended October 3, 1999 and September 27, 1998
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              October 3,          September 27,
                                                                                1999                 1998
                                                                                ----                 ----
                                                                                                   (Restated)
Cash flows from (used in) operating activities:
Net income (loss)                                                             $(1,121)             $   327
Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                              1,153                1,590
     Non-cash compensation discontinued operations                               --                    912
     Exit and other costs                                                         460                 --
Changes in assets and liabilities, net of acquisitions and exit:
     Restricted cash balances                                                     205                 --
     Changes in current assets and liabilities                                   (802)              (1,561)
     Changes in other long-term assets and liabilities, net                     1,510                 (346)
                                                                              -------              -------
       Net cash provided by operating activities                                1,405                  922
                                                                              -------              -------
Cash flows from investing activities:
Purchase of property and equipment                                             (4,915)              (1,994)
Net proceeds from net assets held for sale                                        768                 --
                                                                              -------              -------

   Net cash used in investing activities                                       (4,147)              (1,994)
                                                                              -------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                             14                 --
Repayment of long-term debt                                                      (536)                (209)
                                                                              -------              -------
   Net cash used in financing activities                                         (522)                (209)
                                                                              -------              -------


Net decrease in cash and cash equivalents                                      (3,264)              (1,281)

Cash and cash equivalents (overdrafts), beginning of period                     7,242                 (646)
                                                                              -------              -------
Cash and cash equivalents (overdrafts), end of period                         $ 3,978              $(1,927)
                                                                              =======              =======










See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Months Ended October 3, 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                     Accumulated
                                                                       Additional       Other
                                                            Common       Paid-in    Comprehensive   Accumulated
                                              Shares        Stock        Capital        Loss          Deficit         Total
                                              ------        -----        -------        ----          -------         -----
Balance, June 27, 1999                        11,647      $    116      $ 79,360      $   --         $(51,657)      $ 27,819

Common shares issued                               5             1            13          --             --               14
Other comprehensive loss:
  Unrealized loss on marketable
   securities                                   --            --            --            (891)          --             (891)
Net loss                                        --            --            --            --           (1,121)        (1,121)
                                            --------      --------      --------      --------       --------       --------
Balance, October 3, 1999                      11,652      $    117      $ 79,373      $   (891)      $(52,778)      $ 25,821
                                            ========      ========      ========      ========       ========       ========



























See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three Months Ended October 3, 1999 and September 27, 1998 (Restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1.   Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. At October 3, 1999, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis  of   Presentation   and  Restatement  of  September  27,  1998  Condensed
Consolidated Financial Statements

The accompanying consolidated financial statements include for various periods of time the accounts of the Company, Champps Operating Corporation, Inc., the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). Great Bagel & Coffee ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. as discussed more fully in Note 3. The historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI") have been treated as discontinued operations for all periods presented. Significant intercompany balances and transactions have been eliminated in consolidation. The historical DAKA International basis in the assets and liabilities of the spun-off operations transferred to the Company in connection with the transactions have been recorded as the Company's initial cost basis.

In the financial statements for September 27, 1998, income from discontinued operations has been restated to reflect non-cash compensation expense of $912. This expense is associated with a first quarter fiscal 1999 agreement which provided the Company's Chief Executive Officer with various below market stock option grants in connection with the sale of Fuddruckers.

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the fourteen weeks ended October 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended June 27, 1999. The accounting policies used in preparing theses consolidated financial statements are the same as those described in the Company's annual report on Form 10-K.

Business Activities of the Company

The Company's Champps operations serve customers in upscale restaurant settings throughout the United States. Restaurant operations are conducted through Company-owned and franchised stores.

2.   Acquisition and Disposition Transactions

Sale of Fuddruckers

In connection with the sale of Fuddruckers, the Company disbursed approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At October 3, 1999, $2,390 continues to be held in escrow and is reported as restricted cash.

3.   Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the fiscal 2000 loss per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive on a cumulative year to date basis. Had such shares been included, dilutive earnings per share would have increased by approximately 52 shares. No adjustments were made to net income in computing diluted income per share.

Comprehensive Income

Effective June 29, 1998, the Company adopted the provisions of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Effective first quarter fiscal 2000, the Company has other comprehensive income related to marketable securities, which is included in the accompanying Statement of Stockholders' Equity. The Company has also recorded a valuation allowance against the deferred tax asset relating to unrealized loss in its marketable securities.

Investment

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. On July 16, 1999, Santa Barbara Restaurant Group ("SBRG"), a publicly held corporation, reported that it had completed the acquisition of La Salsa. In connection with this transaction, the Company exchanged all of its Series D Convertible Preferred Stock for approximately 1,277,500 shares of common stock of SBRG, of which approximately 120,650 shares have been placed in escrow to cover any claims for indemnification by SBRG in connection with this transaction. Effective the first quarter of fiscal 2000, the Company accounted for the investment in SBRG in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and the Company classified this investment as marketable securities available for sale. As of October 3, 1999, the Company recorded an $891 unrealized loss in the market value of these securities. This unrealized loss is recorded as a component of accumulated other comprehensive loss in the Consolidated Statement of Stockholders' Equity. The Company has also recorded a valuation allowance against the deferred tax asset relating to the unrealized loss on its marketable securities.

Reclassifications

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

4.   Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow as a fund for payment of any claims for indemnification pursuant to the Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the $1,000 escrow is remote. As of October 3, 1999, a total of approximately $237 was paid for agreed amounts presented to the Company by King Cannon for indemnification.

Leases

The Company has a lease obligation for the corporate headquarters in Danvers, Massachusetts which expires during 2001. The Company plans to exit this location by December 31, 1999, and expects that a lease termination penalty of less than $1,000 will be paid to the landlord.

Litigation

The Company assumed certain contingent liabilities of DAKA International in connection with the spin-off and assumed certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon. Further, the Company is also engaged in various actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

5.   Exit and Other Costs

In the fourth quarter of fiscal 1999, the Company recorded $1,305 in exit and other costs. As of October 3, 1999, the Company had utilized $181 for employee severance and lease related expenses. In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460. These additional costs are also related to severance and other expenses associated with the consolidation and relocation of the headquarters. It is anticipated that most of the associated reserves will be utilized by year end, with a small portion of severance reserves being paid out in early fiscal 2001.

6.   Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $72 and $55 in the three months ended October 3, 1999 and September 27, 1998, respectively.

7.   Stock Option Plan

Effective July 1, 1999, the Company's Chief Executive Officer was granted options to acquire 750,000 shares of common stock at an exercise price of $4.00 per share. The market price was $3.125 on July 1, 1999. Accordingly, the Company has not recorded any compensation expenses related to this grant in the accompanying financial statements.

8.   Related Parties Transaction

In the first quarter of fiscal 2000, a mortgage held by the Company, on property sold to a previous officer of the Company, was paid off at a discounted rate. The Company received $1,000 in cash and recorded the discount of $146 as other expense.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Annual Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", "plan," "expect," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); the ultimate outcome of certain contingent obligations related to the Company's former Fuddruckers segment and its other predecessor businesses; the impact on the Company and/or its suppliers of matters related to the so-called Y2K problem; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages; and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS

Overview

The Company incurred a net loss from continuing operations of $1,121 for the quarter ended October 3, 1999, compared with a loss of $617 in the comparable quarter last year. Included in the loss from continuing operations in the first quarter of fiscal 2000 were exit and other charges of $460 related to the consolidation and relocation of the corporate headquarters. Also included were preopening expenses of $711 for two new restaurants opened in July and August of 1999, and a planned restaurant opening scheduled for the second quarter of this fiscal year. Exclusive of these charges, the Company would have reported a profit from continuing operations of $50 for the first quarter of fiscal 2000. While the Company believes it has strategies that will give it an opportunity to return to overall profitability, there can be no assurance that such strategies will be implemented, or if implemented, will be successful. Accordingly, the Company may continue to incur operating losses. The amount of losses and the time required by the Company to reach sustained profitability cannot be predicted with certainty and to achieve profitability the Company must, among other things, successfully reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its restaurants and successfully executing its growth strategy for the Champps Americana concept.

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

Fiscal Year

Fiscal year 2000 is a fifty-three week year with the first quarter being a fourteen week quarter. Fiscal 1999 was a fifty-two week year and the first quarter was a 13 week quarter.































                  [Remainder of page left intentionally blank]

Champps

The following table sets forth, for the periods presented, certain financial information for the Company's Champps business segment.

                                                         Quarter Ended                    Quarter Ended
                                                           October 3,                     September 27,
                                                              1999                             1998
                                                              ----                             ----
                                                                                            (Restated)
Revenues:
Sales from Champps-owned restaurants               $ 25,384         100.0%          $ 20,250           100.0%
Royalties                                               183           0.7%               162             0.8%
                                                   --------         -----           --------           -----
  Total revenues                                     25,567         100.7%            20,412           100.8%

  Product costs                                       7,366          29.0%             5,868            29.0%
  Labor costs                                         8,546          33.7%             6,735            33.3%
  Operating expenses                                  4,350          17.1%             3,382            16.7%
  Occupancy                                           2,209           8.7%             1,867             9.2%
  Preopening                                            711           2.8%               137             0.7%
  Depreciation and amortization                       1,081           4.3%               735             3.6%
                                                   --------         -----           --------           -----
    Restaurant operating expenses                    24,263          95.6%            18,724            92.5%
General and administrative expenses                   1,798           7.1%             2,289            11.3%
Exit and other costs                                    460                             --
                                                   --------                         --------

Loss from continuing operations before
  interest and other expenses                          (954)                            (601)
Interest and other expenses                             167                               16
                                                   --------                         --------
Loss from continuing operations                      (1,121)                            (617)
Income from discontinued operations                    --                                944
                                                   --------                         --------
   Net income (loss)                               $ (1,121)                        $    327
                                                   ========                         ========

Number of restaurants (end of period):
  Company-owned                                          20                               16
  Franchised                                             13                               11
                                                   --------                         --------
    Total restaurants                                    33                               27
                                                   ========                         ========

Total revenues for the three month period ended October 3, 1999, increased 25.3% to $25,567 compared with $20,412 last year. Sales in Champps-owned restaurants increased $5,134, or 24.5%, to $25,384 for the quarter ended October 3, 1999 compared with $20,250 for the quarter ended September 27, 1998. This increase results from the opening of additional restaurants between periods, an increase in same store sales of approximately 5.1%, and, in part, the addition of one week in the first quarter of fiscal 2000.

Restaurant operating expenses increased in the quarter to $24,263 compared with $18,724 last year. This increase is primarily attributable to the opening of two new restaurants in the quarter and accelerated depreciation on the point of sales systems most of which were replaced in the first quarter of fiscal 2000.

Operating results of new restaurants are significantly lower than the results of mature restaurants. The Company's policy has been to invest in labor and food and beverage costs in new restaurants to ensure guests have an exceptional dining experience. The Company believes a new restaurant requires up to one year after opening for its managers and crew to reach peak efficiency in operations.

The increase in other restaurant operating expenses expressed as a percentage of sales reflects the timing of opening new restaurants between periods.

Income Taxes

Given the Company's history of losses, no benefit for net operating losses were recognized in fiscal 2000 and 1999. As of June 27, 1999, the Company had net operating loss carryforwards of approximately $40,500. The carryforwards expire at various dates through 2019.

Discontinued Operations

On November 24, 1998, the Company completed the sale of its Fuddruckers business to King Cannon for a purchase price of $43,000 in cash, subject to certain adjustments. Results of operations for the Fuddruckers business have been presented in the accompanying financial statements as discontinued operations.

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

The Company has an Information Technology Steering Committee (the "Committee") which has been given the assignment of evaluating year 2000 compliance for all of the Company's primary and mission critical software and hardware assets ("core systems") and attempt to mitigate year 2000 compliance exposure. Based on the Committee's review, the Company has segregated its core systems into the following categories: consolidated accounting and financial reporting; payroll; restaurant sales and accounting; data transmission; office support; and banking services. Except for banking services, the Committee has completed its review of each of these categories and, as discussed further below, had identified several areas of non-compliance including Champps point of sale devices (cash registers) and payroll processing hardware and software as systems which would require upgrades and/or replacement in order to be year 2000 compliant.

With respect to consolidated accounting and financial reporting core systems, the Company utilizes nationally recognized systems such as Oracle, Windows, and Novell which are, or with readily available upgrades will be, year 2000 compliant and has received written assurances from a majority of these third parties to this effect. The Company estimates that its exposure to catastrophic year 2000 risk to be highly unlikely.

With respect to its payroll core system, the Company has implemented year 2000 compliant payroll software and the associated hardware. The system has been successfully tested and is currently operational. The payroll upgrade costs, including hardware, were approximately $100. Costs on other upgrades were insignificant.

The Company's point of sale and back office systems are scheduled to be upgraded by December 1, 1999. The point of sale hardware was replaced in all stores as of November 15, 1999. The stores current back office systems are being replaced via a wide area network version of the Oracle software operating on the same server as the corporate applications. The resulting point of sale and back office systems are year 2000 compliant.

The Company's data transmission and office support core systems are year 2000 compliant in all significant respects. An analysis of the Company's banking services core systems has not been completed. The Company's primary banks are large, national banks, which the Company believes mitigates exposure. However, the Company's review of its banking services will be completed by the end of November, 1999.

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















                  [Remainder of page left intentionally blank]

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, labor costs and other operating expenses are generally paid in 30 to 60 days after receipt of invoices. Capital expenditures for expansion during 2000 and 1999 were generally provided through cash balances (including in 1999 a portion of the proceeds from the sale of Fuddruckers) and proceeds from sale-leaseback facilities. Capital expenditures were $4,915 and $1,994 for continuing operations, respectively, for the three months ended October 3, 1999 and September 27, 1998, respectively.

As of October 3, 1999, the Company's unrestricted cash was $3,978 and restricted cash was $2,787. The Company anticipates that it will generate positive cash flow from operations for the remainder of fiscal 2000, however, there are also significant cash expenditures anticipated during the forthcoming year.

Anticipated in fiscal 2000 are capital expenditures of approximately $15,700, primarily for new restaurants now under construction. On September 15, 1999, the Company received a commitment for sale-leaseback financing for new restaurants. This commitment is subject to various pre-closing conditions and there can be no assurances that the financing will be available on the terms currently anticipated or at all. The Company is also pursuing a bank line of credit, although no commitment has been secured to date. Any additional restaurants opened in fiscal 2000 will be contingent upon obtaining additional financing.

It is also anticipated that there will be substantial cash payments in fiscal 2000 associated with liabilities recorded in fiscal 1999 related to the Spin-Off, the Fuddruckers Sale and the consolidation and relocation of the headquarters to Denver, Colorado. Included in theses cash payments, the Company anticipates expenditures of more than $1,500 for early termination of the lease on excess space, severance and other headquarters consolidation and relocation expenses. In addition, there will be payments for prior year insurance claims, tax audits and legal settlements. These latter expenditures are estimated to range between $1,500 to $2,500.

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



                             CHAMPPS ENTERTAINMENT, INC.
                             (Registrant)



                             By:  /s/William H. Baumhauer
                                  -----------------------
                             William H. Baumhauer
                             Chairman of the Board, President and
                             Chief Executive Officer,
                             (Principal Executive, Financial and
                             Accounting Officer)


November 17, 1999