Form 10-Q
period 2000-01-02
CHAMPPS ENTERTAINMENT INC/ MA
filed 2000-02-17
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 2, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 0-22639

                           CHAMPPS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3370491
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

5619 DTC Parkway, Suite 1000, Englewood, Colorado                          80111
(Address of principal executive offices)                              (Zip Code)

                                 (303) 804-1333
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at February 15, 2000: 11,654,750.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                        January 2,       June 27,
                                                                          2000             1999
                                                                       ------------     -----------
ASSETS:
Current assets:
    Cash and cash equivalents                                             $  2,840        $  7,240
    Restricted cash, current                                                   431             397
    Accounts receivable, net                                                 1,761           1,288
    Inventories                                                              1,409           1,205
    Prepaid expenses and other current assets, net                             985           1,637
    Note receivable                                                          1,616               -
    Net assets held for sale                                                   897           1,665
                                                                       ------------     -----------
      Total current assets                                                $  9,939        $ 13,432
Restricted cash, non-current                                                 2,389           2,596
Property and equipment, net                                                 38,452          36,096
Investment                                                                       -           2,748
Other assets, net                                                              334           2,270
                                                                       ------------     -----------
    Total assets                                                          $ 51,114        $ 57,142
                                                                       ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                      $  3,607        $  5,264
    Accrued expenses                                                         8,028           8,679
    Current portion of capital lease obligation                              1,810           1,843
    Current portion of note payable                                            167             167
                                                                       ------------     -----------
      Total current liabilities                                           $ 13,612        $ 15,953
Capital lease obligation, net of current portion                             3,269           4,064
Note payable, net of current portion                                             -              83
Other long-term liabilities                                                  7,219           9,223
                                                                       ------------     -----------
        Total liabilities                                                 $ 24,100        $ 29,323
                                                                       ------------     -----------

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock ($.01 par value per share;
      authorized 30,000 shares and 11,653
      and 11,647 issued and outstanding at
      January 2, 2000 and June 27, 1999, respectively)                    $    117        $    116
    Additional paid-in capital                                              79,373          79,360
    Accumulated deficit                                                    (52,476)        (51,657)
                                                                       ------------     -----------
        Total stockholders' equity                                        $ 27,014        $ 27,819
                                                                       ------------     -----------
         Total liabilities and stockholders' equity                       $ 51,114        $ 57,142
                                                                       ============     ===========





See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Quarter and Six Months Ended January 2, 2000 and December 27, 1998
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Quarters Ended                     Six Months Ended
                                                          --------------------------------   -------------------------------
                                                                                                             December 27,
                                                           January 2,      December 27,       January 2,          1998
                                                              2000             1998              2000          (restated)
                                                          -------------   ----------------   -------------   ---------------
Revenues:
    Sales                                                     $ 27,513         $   21,729        $ 52,897        $   41,979
    Franchising and royalty, net                                   187                142             370               304
                                                          -------------   ----------------   -------------   ---------------
       Total revenues                                         $ 27,700         $   21,871        $ 53,267        $   42,283
                                                          -------------   ----------------   -------------   ---------------

Costs and expenses:
Restaurant operating expenses:
    Product costs                                                7,832              6,298          15,199            12,166
    Labor costs                                                  8,752              7,133          17,298            13,869
    Other operating expenses                                     4,562              3,661           8,912             7,135
    Occupancy                                                    2,245              1,756           4,454             3,530
    Preopening                                                     399                507           1,110               644
    Depreciation and amortization                                  942                768           2,023             1,503
                                                          -------------   ----------------   -------------   ---------------
      Total restaurant operating expenses                       24,732             20,123          48,996            38,847
General and administrative expenses                              1,607              1,890           3,405             4,179
Exit and other costs                                                 -                  -             460                 -
                                                          -------------   ----------------   -------------   ---------------
 Total costs and expenses                                       26,339             22,013          52,861            43,026
                                                          -------------   ----------------   -------------   ---------------
Income (loss) from operations                                    1,361               (142)            406              (743)
Other (income) expense, net                                         25                (65)            191               (49)
Loss on sale of marketable securities                            1,034                  -           1,034                -
                                                          -------------   ----------------   -------------   ---------------
    Net income (loss) from continuing operations                   302                (77)           (819)             (694)
    Loss from discontinued operations                                -             (8,966)                           (8,022)
                                                          -------------   ----------------   -------------   ---------------
        Net income (loss)                                     $   302          $   (9,043)       $   (819)       $   (8,716)
                                                          =============   ================   =============   ===============

Basic income (loss) per share:

    Income (loss) from continuing operations                  $   0.03         $    (0.01)       $  (0.07)       $    (0.06)
    Loss from discontinued operations                                -              (0.77)              -             (0.69)
                                                          -------------   ----------------   -------------   ---------------
          Net income (loss)                                   $   0.03         $    (0.78)       $  (0.07)       $    (0.75)
                                                          =============   ================   =============   ===============

Diluted income (loss) per share:
    Income (loss) from continuing operations                  $   0.03         $    (0.01)       $  (0.07)       $    (0.06)
    Loss from discontinued operations                                -              (0.77)              -             (0.69)
                                                          -------------   ----------------   -------------   ---------------
      Net income (loss)                                       $   0.03         $    (0.78)       $  (0.07)       $    (0.75)
                                                          =============   ================   =============   ===============

Basic weighted average shares outstanding                       11,653             11,605          11,652            11,603

Diluted weighted average shares outstanding                     11,684             11,605          11,652            11,603







See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended January 2, 2000 and December 27, 1998
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                   December 27,
                                                                                  January 2,          1998
                                                                                     2000          (restated)
                                                                                 -------------   ----------------
Cash flows from (used in) operating activities:
Net loss                                                                             $   (819)       $    (8,716)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                     2,189              1,683
      Loss on sale of marketable securities                                             1,034                  -
      Exit and other costs                                                                460                  -
      Non-cash compensation from discontinued operations                                    -                 912
Changes in assets and liabilities:
    Restricted cash balances                                                              173                 60
    Changes in current assets and liabilities, net                                     (4,409)              (546)
    Changes in other long-term assets and liabilities, net                                (77)            (1,326)
                                                                                 -------------   ----------------
      Net cash used in operating activities                                            (1,449)            (7,933)
                                                                                 -------------   ----------------

Cash flows from investing activities:
Proceeds from discontinued operations                                                       -              33,438
Proceeds from sale of marketable securities                                             1,714                  -
Purchase of property and equipment                                                     (8,151)            (4,065)
Net proceeds from net assets held for sale                                                768                  -
                                                                                 -------------   ----------------
     Net cash provided by (used in) investing activities                               (5,669)             29,373
                                                                                 -------------   ----------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                     14                  -
Repayment of debt                                                                        (912)              (761)
Proceeds from sale leaseback facility                                                   3,616              1,135
                                                                                 -------------   ----------------
    Net cash provided by financing activities                                           2,718                374
                                                                                 -------------   ----------------

Net increase (decrease) in cash and cash equivalents                                   (4,400)            21,814
Cash and cash equivalents (overdrafts), beginning of period                          $  7,240        $      (646)
                                                                                 -------------   ----------------
Cash and cash equivalents, end of period                                             $  2,840        $    21,168
                                                                                 =============   ================














See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six Months Ended January 2, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                              Accumulated
                                                               Additional        Other
                                                   Common       Paid-in      Comprehensive     Accumulated
                                       Shares       Stock       Capital           Loss           Deficit        Total
                                     ----------- ------------ ------------- ----------------- --------------- -----------
Balance, June 27, 1999                   11,647       $  116      $ 79,360         $       -      $ (51,657)    $ 27,819

Common shares issued                          6            1            13                                            14
Other comprehensive loss
    Unrealized loss on marketable
      securities                                                                       (891)                       (891)
Net (loss)                                                                                           (1,121)     (1,121)
                                     ----------- ------------ ------------- ----------------- --------------- -----------
Balance, October 3, 1999                 11,653          117        79,373             (891)        (52,778)      25,821

Common shares issued
    Realization of loss on

      marketable securities                                                              891                         891
Net income                                                                                               302         302
                                     ----------- ------------ ------------- ----------------- --------------- -----------
Balance, January 2, 2000                 11,653       $  117      $ 79,373         $       -      $ (52,476)    $ 27,014
                                     =========== ============ ============= ================= =============== ===========




























See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Quarter and Six Months Ended January 2, 2000 and December 27, 1998 (Restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1.  Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. At January 2, 2000, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis  of   Presentation   and   Restatement  of  December  27,  1998  Condensed
Consolidated Financial Statements

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

In the financial statements for December 27, 1998, income from discontinued operations has been restated to reflect non-cash compensation expense of $912. This expense is associated with a first quarter fiscal 1999 agreement which extended the expiration date of the Company's Chief Executive Officer's various below market stock option grants in connection with the sale of Fuddruckers.

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen weeks ended January 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1999. The accounting policies used in preparing theses consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2.  Acquisition and Disposition Transactions

Sale of Predecessor Companies

In connection with the sale of certain predecessor companies, the Company disbursed approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At January 2, 2000, $2,389 continues to be held in escrow and is reported as restricted cash.

3.  Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the fiscal 2000 six month loss per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive on a cumulative year to date basis. Had such shares been included, dilutive shares would have increased by approximately 42,000 shares. For purposes of the fiscal 2000 second quarter income per share calculations, stock options have been included for the diluted computation. As a result, 31,000 dilutive shares have been included in the diluted income per share computation. No adjustments were made to net income in computing diluted income per share.

Comprehensive Income

Effective June 29, 1998, the Company adopted the provisions of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." With the second quarter sale of the marketable securities held by the Company, the previously recorded comprehensive loss in the Statement of Stockholders' Equity has been eliminated, and a realized loss has been reported in the Statement of Operations for the second quarter fiscal 2000.

Investment

On December 7, 1999, the Company sold approximately 1,142 shares of Santa Barbara Restaurant Group (SBRG) at the current market closing price for a total of $1,714. Champps' interest in SBRG resulted when SBRG merged with LaSalsa Holding Co. Champps previously had a minority interest in La Salsa Holding Co. As a result of this sale, the previously unrealized loss of $891 recorded in the Statement of Stockholders' Equity has been eliminated, and a realized loss of $1,034 has been reported in the second quarter's Statement of Operations. The Company still retains ownership of two blocks of exercise price, exercisable at $7.00 and $7.50, and certain shares held in escrow, held at zero value on the balance sheet.

Reclassifications

Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

4.  Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow as a fund for payment of any claims for indemnification pursuant to the Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the $1,000 escrow is remote. As of January 2, 2000, a total of approximately $257 was paid for agreed amounts presented to the Company by King Cannon for indemnification.

Leases

The Company had a lease obligation for the corporate headquarters in Danvers, Massachusetts which expired during 2001. The Company terminated the lease and exited this location on December 31, 1999. The Company previously accrued for the cost of terminating this lease.

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

5.  Exit and Other Costs

In the fourth quarter of fiscal 1999, the Company recorded $1,305 in exit and other costs. As of January 2, 2000, the Company had utilized $829 for employee severance and lease related expenses. In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460 related to severance and other expenses associated with the consolidation and relocation of the headquarters. It is anticipated that most of the associated reserves will be utilized by year-end, with a small portion of severance reserves being paid out in early fiscal 2001.

6.  Reserve Disclosure

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company had previously recorded exit costs associated with the Company's relocation to Denver, Colorado. For the six months ending January 2, 2000, certain of these reserves were reallocated to more accurately reflect transactions occurring during the period. The following tables display the activity and balances relating to the relocation of the reserves:


                                                             Reserves
                                 -------------------------------------------------------------
                                                      Lease       Predecessor  Assets held for
                                    Severance      Termination    Obligations         sale
                                 -------------------------------------------------------------
Balance at June 27, 1999            $    344      $   1,047       $    4,195     $     -
Additional Expense Recognition           460              -                -           -
Deductions                              (471)          (358)            (585)          -
Revision to Estimate                     289           (289)            (300)        300
                                   -------------  -------------   ------------   -------------
Balance at January 2, 2000          $    622      $     400       $    3,310     $   300


7.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $166 and $180 in the six months ended January 2, 2000 and December 27, 1998, respectively.

8.  Stock Option Plan

During the quarter ended September 27, 1999, the company granted options to employees to acquire 896,750 shares of common stock at an exercise price of $4.00 per share. During the quarter ending January 2, 2000, the Company granted options to employees to acquire 67,000 shares of common stock at an exercise price of $4.00 per share. As the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expenses related to these grants in the accompanying consolidated condensed financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", "plan," "expect," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); the ultimate outcome of certain contingent obligations related to the Company's former Fuddruckers segment and its other predecessor businesses; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages; and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS

Overview

The Company reported net income of $302 for the quarter ended January 2, 2000, compared with a restated net loss of $9,043, which included a net loss from discontinued operations, in the comparable quarter last year. For the six months ended January 2, 2000, the Company reported a loss from continuing operations of $819, compared with a restated net loss of $8,716, which included a net loss from discontinued operations, in the comparable period last year. Included in the net loss in the first quarter of fiscal 2000 were $460, of additional exit and other costs associated with the consolidation and relocation of its corporate offices to Denver, Colorado. Included in the second quarter of fiscal 2000 was a loss of $1,034 associated with the sale of marketable securities.

During fiscal 1999, the Company sold its Fuddruckers, Inc. subsidiary, and accordingly, has restated its historical financial statements to reflect Fuddruckers as discontinued operations. The Company reported a loss from discontinued operations of $8,966 for the second quarter of fiscal 1999 and a loss of $8,022 for the first half of fiscal 1999.

The Company's Champps Americana concept is in an expansion phase. The timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company's quarterly and annual results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company. To date, however, these factors have not had a significant negative impact since both sales and same store sales have increased overall.

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

Fiscal Year

Fiscal year 2000 is a fifty-three week year. Accordingly, the six months ended January 2, 2000 contain 27 weeks of operating results compared to 26 weeks of operating results for the first six months of fiscal 1999.

Operations

The following table sets forth, for the periods presented, certain financial information for the Company.


                                                                   Quarter Ended                  Six Months Ended
                                                           ------------------------------   ------------------------------
                                                                                                              December 27,
                                                             January 2,     December 27,     January 2,          1998
                                                               2000            1998            2000          (restated)

                                                           -------------  ---------------   ------------   ---------------
  Restaurant Sales                                             $ 27,513        $  21,729       $ 52,897         $  41,979
                                                           =============  ===============   ============   ===============

Sales from Champps restaurants                                    100.0%           100.0%         100.0%            100.0%

    Product costs                                                 (28.5%)          (29.0%)        (28.7%)           (29.0%)
    Labor costs                                                   (31.8%)          (32.8%)        (32.7%)           (33.0%)
    Operating expenses                                            (16.6%)          (16.9%)        (16.8%)           (17.0%)
    Occupancy                                                      (8.1%)           (8.1%)         (8.5%)            (8.4%)
    Preopening                                                     (1.5%)           (2.3%)         (2.1%)            (1.5%)
    Depreciation and amortization                                  (3.4%)           (3.5%)         (3.8%)            (3.6%)
                                                           -------------  ---------------   ------------   ---------------
      Restaurant unit contribution                                 10.1%             7.4%           7.4%              7.5%
                                                           =============  ===============   ============   ===============

Restaurant unit contribution                                   $  2,781        $   1,606       $  3,901         $   3,132
Franchising and royalty income                                      187              142            370               304
                                                           -------------  ---------------   ------------   ---------------
    Restaurant unit, franchising and royalty contribution         2,968            1,748          4,271             3,436

General and administrative expenses                               1,607            1,890          3,405             4,179
                                                           -------------  ---------------   ------------   ---------------

Income (loss) from restaurant and franchising
    operations                                                 $  1,361        $    (142)      $    866         $   (743)
                                                           =============  ===============   ============   ===============

Number of restaurants (end of period)
    Company-owned                                                    21               17
    Franchised                                                       14               12
                                                           -------------  ---------------
        Total restaurants                                            35               29
                                                           =============  ===============



Sales in Company-owned restaurants increased $5,784, or 26.6%, to $27,513 for the quarter ended January 2, 2000 compared with $21,729 for the quarter ended December 27, 1998. This increase results from the opening of additional restaurants between periods and an increase in same store sales of 4.7%.

Sales in Company-owned restaurants increased $10,918, or 26.0%, to $52,897 for the six months ended January 2, 2000 compared with $41,979 for the six months ended December 27, 1998. This increase results from the opening of additional restaurants between periods, an increase in same store sales of 4.9%, and, in part, the addition of one week in the first quarter of fiscal 2000.

Restaurant franchising and royalty contribution increased $1,220 and $835 for the quarter and six months ended January 2, 2000, respectively, as compared with last year's comparable quarter and six months than ended. Restaurant operating margins as a percentage of sales improved 2.7% for the quarter as compared to a year ago. This improvement was a result of operating efficiencies realized during the quarter resulting in improved cost of sales and labor costs. Restaurant operating margins as a percentage of sales for the six months ended January 2, 2000 decreased 0.1% as compared to the comparable period a year ago.

Income Taxes

Given the Company's history of losses, no benefit for net operating losses was recognized in fiscal 2000 and 1999. As of June 27, 1999, the Company had net operating loss carryforwards of approximately $40,500. The carryforwards expire at various dates through 2019.

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

As is true with most companies, Champps faces a risk from the Year 2000 issue. We intend for some of our disclosures and announcements concerning our Year 2000 programs, including those in this report on Form 10-Q, to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. While not all Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material disruption or other significant problems. We are continuing to evaluate and mitigate our exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000-related disruptions or other problems, if any, will not have a significant adverse impact on our operational results or financial condition. However, we cannot be certain that Year 2000 issues will not have a material adverse impact on us, since our evaluation process is not yet complete and it is early in the year.

Year 2000 State of Readiness and Risks

Champps has identified three key exposure areas within Champps with respect to the Year 2000 issues, namely: key transaction processing applications, equipment and facilities and key suppliers. As of the date of this report, the following impacts to Champps of the Year 2000-date rollover have been observed:

Key transaction processing applications - Key transaction processing applications include those used to run Champps' business, such as finance, food production, and service delivery. No errors have been reported immediately after or since the Year 200 date rollover. Applications will continue to be monitored for the next several weeks and over the leap year date to confirm continued correct date processing. If we identify significant new non-compliance issues or encounter unexpected difficulties in area previously considered to be Year 2000 ready, our ability to conduct our business or record transactions could be disrupted, which could adversely affect our results of operations or financial condition.

Equipment and facilities - To date, we are not aware of any Year 2000 related failures in critical equipment or facilities. If we encounter any unexpected difficulties in areas previously considered being Year 2000 ready, over production and service delivery capabilities could be disrupted, which could adversely affect our results of operations or financial condition.

Key Suppliers - To date, there have been no Year 2000 related failures in the receipt of key raw materials, components, products or services. If key suppliers fail to adequately address the Year 2000 issue for the products or services they provide to Champps, critical materials, products and services may not be delivered in a timely manner, which could adversely affect our results of operations or financial condition.

We believe that our most reasonably likely worst-case Year 2000 scenario would relate to problems with the systems and services of third parties rather than with Champps internal systems and products. Champps cannot identify all possible disruption scenarios. Contingency plans for critical business operations are in place. These plans will continue to be validated and modified as needed, and as we learn about disruptions, if any, caused by Year 2000 date rollover.

Through January 2, 2000, we have spent approximately $640 on upgrading our systems and hardware. With respect to Champps' payroll core system, the Company has implemented year 2000 compliant payroll software and the associated hardware. The system has been successfully tested and is currently operational. With respect to Champps' point of sale systems, all stores have been upgraded to the most current platform for both hardware and software. The system has been successfully tested and is currently operational. With respect to the consolidated accounting and financial reporting core systems, the Company has upgraded both its network and accounting and financial reporting application. The system has been successfully tested and is currently operational.

                  [Remainder of page left intentionally blank]

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, labor costs and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during 2000 and 1999 were generally provided through available cash balances (including in 1999 a portion of the proceeds from the sale of Fuddruckers) and proceeds from sale-leaseback facilities. Capital expenditures were $8,151 and $4,065 for continuing operations, respectively, for the six months ended January 2, 2000 and December 27, 1998, respectively.

As of January 2, 2000, the Company's unrestricted cash balance was $2,840 and restricted cash balance was $2,389. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal 2000; however, there are also significant cash expenditures anticipated during the balance of fiscal 2000.

Capital expenditures for the balance of fiscal 2000 are anticipated to be approximately $7,600, which will be incurred primarily for new restaurants now under construction and upgrades. On September 15, 1999, the Company received an $11,300 commitment for sale-leaseback financing for three new restaurants. As of January 2, 2000, the Company had received $2,000 of this commitment and received an additional $1,616 on January 7, 2000. This commitment is subject to various pre-closing conditions and there can be no assurances that the balance of the commitment will be available on the terms currently anticipated or at all.

It is also anticipated that there will be cash payments in fiscal 2000 associated with liabilities recorded in fiscal 1999 related to the Spin-Off and sale of predecessor companies and the consolidation and relocation of the headquarters to Denver, Colorado. As of January 2, 2000, $829 has been expended for this purpose. In addition, there will be expenditures for prior year insurance claims, tax audits and legal settlements. These expenditures are estimated to range between $1,000 and $1,500 during the balance of fiscal 2000.

If the Company is unable to obtain additional sources of financing, the Company's planned expansion program would be adversely effected. In such a case, the Company believes that it has the ability to curtail its expansion program and further reduce non-essential operating costs to conserve cash sufficiently to continue its day-to-day operations through fiscal 2000 and beyond.

Inflation and changing prices has had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

     On December 8, 1999, Champps Entertainment, Inc. held its Annual Meeting of Stockholders. During the meeting, Alan D. Schwartz was nominated and reelected as a member of the Board of Directors. In addition, the four incumbent directors continued their terms on the Board of Directors. These directors are: William H. Baumhauer, Timothy R. Barakett, James Goodwin and Nathaniel P.Z.J. Rothschild.

No other matters were submitted to a vote of the security holders.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

         Not applicable

(b) Reports on Form 8-K

         On December 8, 1999 the Company's Board of Directors approved the termination of Champps' Shareholder Rights Agreement, effective on that date. The Board's decision to terminate the Shareholder Rights Agreement was based on the Board's desire to improve liquidity in the Company's Common Stock by removing restrictions on the ability of the Company's stockholders to buy additional Common Stock of the Company, as well as the Board's belief that the Shareholder Rights Agreement, which was adopted in 1998, was no longer appropriate given the Company's simpler structure and reduced size.

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


February 16, 2000