Form 10-Q
period 2000-04-02
CHAMPPS ENTERTAINMENT INC/ MA
filed 2000-05-09
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock,  $.01 par value,  outstanding  at May 8, 2000:
11,659,416.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                           CHAMPPS ENTERTAINMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                                          April 2,         June 27,
                                                                                                            2000             1999
                                                                                                         ------------     ---------
ASSETS:
Current assets:
    Cash and cash equivalents                                                                            $  4,980          $  7,240
    Restricted cash, current                                                                                  726               397
    Accounts receivable, net                                                                                1,463             1,288
    Inventories                                                                                             1,381             1,205
    Prepaid expenses and other current assets, net                                                          1,194             1,637
    Net assets held for sale                                                                                  597             1,665
                                                                                                         --------          --------
      Total current assets                                                                               $ 10,341          $ 13,432

Restricted cash, non-current                                                                                   35             2,596
Property and equipment, net                                                                                40,627            36,096
Investment                                                                                                   --               2,748
Other assets, net                                                                                             370             2,270
                                                                                                         --------          --------
    Total assets                                                                                         $ 51,373          $ 57,142
                                                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:

    Accounts payable                                                                                     $  3,620          $  5,264
    Accrued expenses                                                                                        7,716             8,679
    Current portion of capital lease obligation                                                             1,639             1,843
    Current portion of note payable                                                                           125               167
                                                                                                         --------          --------
      Total current liabilities                                                                          $ 13,100          $ 15,953
Capital lease obligation, net of current portion                                                            2,873             4,064
Note payable, net of current portion                                                                         --                  83
Other long-term liabilities                                                                                 6,624             9,223
                                                                                                         --------          --------
      Total liabilities                                                                                  $ 22,597          $ 29,323
                                                                                                         --------          --------

Commitments and contingencies (Note 4)

Stockholders' equity:
    Common stock ($.01 par value per share; authorized 30,000 shares and 11,655 and 11,647 issued and outstanding at

      January 2, 2000 and June 27, 1999, respectively)                                                   $    117          $    116
    Additional paid-in capital                                                                             79,377            79,360
    Accumulated deficit                                                                                   (50,718)          (51,657)
                                                                                                         --------          --------
                                                                                                                           --------
      Total stockholders' equity                                                                         $ 28,776          $ 27,819
                                                                                                         --------          --------
        Total liabilities and stockholders' equity                                                       $ 51,373          $ 57,142
                                                                                                         ========          ========

See notes to unaudited condensed consolidated financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Quarter and Nine Months Ended April 2, 2000 and March 28, 1999 (Dollars in thousands, except per share data)

                                   (Unaudited)


                                                                               Quarters Ended                  Nine Months Ended
                                                                          -------------------------        -------------------------
                                                                                          March 28,                        March 28,
                                                                           April 2,         1999           April 2,          1999
                                                                            2000         (restated)          2000         (restated)
                                                                          --------       ----------        --------       ----------
Revenues:
    Sales                                                                 $ 27,952        $ 22,472         $ 80,849        $ 64,451
    Franchising and royalty, net                                               199             139              569             443
                                                                          --------       ----------        --------       ----------
    Total revenues                                                        $ 28,151        $ 22,611         $ 81,418        $ 64,894
                                                                          --------       ----------        --------       ----------

Costs and expenses:

Restaurant operating expenses:
    Product costs                                                            7,843           6,496           23,042          18,662
    Labor costs                                                              8,963           7,666           26,261          21,535
    Other operating expenses                                                 4,079           3,896           12,991          11,031
    Occupancy                                                                2,840           1,900            7,294           5,430
    Preopening                                                                --               340            1,110             984
    Depreciation and amortization                                            1,063             779            3,086           2,282
                                                                          --------       ----------        --------       ----------
      Total restaurant operating expenses                                   24,788          21,077           73,784          59,924
General and administrative expenses                                          1,566           3,085            4,971           7,264
Exit and other costs                                                          --              --                460            --
                                                                          --------       ----------        --------       ----------
Total costs and expenses                                                    26,354          24,162           79,215          67,188
                                                                          --------       ----------        --------       ----------
Income (loss) from operations                                                1,797          (1,551)           2,203          (2,294)
Other (income) expense, net                                                     39             110              230              61
Loss on sale of marketable securities                                         --              --              1,034            --
                                                                          --------       ----------        --------       ----------
    Net income (loss) from continuing operations                             1,758          (1,661)             939          (2,355)
    Income (loss ) from discontinued operations                               --            (1,533)            --            (9,555)
                                                                          --------       ----------        --------       ----------
      Net income (loss)                                                   $  1,758        $ (3,194)        $    939        $(11,910)
                                                                          ========       ==========        ========       ==========

Basic income (loss) per share:

    Income (loss) from continuing operations                              $   0.15        $  (0.14)        $   0.08        $  (0.20)
    Loss from discontinued operations                                         --             (0.14)            --             (0.83)
                                                                          --------       ----------        --------       ----------
      Net income (loss)                                                   $   0.15        $  (0.28)        $   0.08        $  (1.03)
                                                                          ========       ==========        ========       ==========

Diluted income (loss) per share:

    Income (loss) from continuing operations                              $   0.15        $  (0.14)        $   0.08        $  (0.20)
    Loss from discontinued operations                                         --             (0.14)            --             (0.83)
                                                                          --------       ----------        --------       ----------
      Net income (loss)                                                   $   0.15        $  (0.28)        $   0.08        $  (1.03)
                                                                          ========       ==========        ========       ==========

Basic weighted average shares outstanding                                   11,654          11,614           11,652          11,614

Diluted weighted average shares outstanding                                 11,749          11,614           11,712          11,614

See notes to unaudited condensed consolidated financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended April 2, 2000 and March 28, 1999
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                                           March 28,
                                                                                                     April 2,                1999
                                                                                                       2000               (restated)
                                                                                                    ---------             ----------
Cash flows from (used in) operating activities:
Net loss                                                                                             $    939              $(11,910)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                                     3,344                 2,464
      Loss on sale of marketable securities                                                             1,034                  --
      Exit and other costs                                                                                460                  --
      Non-cash compensation from discontinued operations                                                 --                     912
Changes in assets and liabilities:
    Restricted cash balances                                                                            2,232                    48
    Changes in current assets and liabilities, net                                                     (2,975)               (3,227)
    Changes in other long-term assets and liabilities, net                                               (399)                 (587)
                                                                                                     --------              --------
      Net cash used in operating activities                                                             4,635               (12,300)
                                                                                                     --------              --------

Cash flows from investing activities:

Proceeds from discontinued operations                                                                    --                  33,853
Proceeds from sale of marketable securities                                                             1,714                  --
Purchase of property and equipment                                                                    (11,491)               (5,447)
Net proceeds from net assets held for sale                                                                768                  --
                                                                                                     --------              --------
    Net cash provided by (used in) investing activities                                                (9,009)               28,406
                                                                                                     --------              --------

Cash flows from financing activities:

Proceeds from issuance of common stock                                                                     18                    98
Repayment of debt                                                                                      (1,520)               (1,332)
Proceeds from sale leaseback facility                                                                   3,616                 1,135
                                                                                                     --------              --------
    Net cash provided by financing activities                                                           2,114                   (99)
                                                                                                     --------              --------

Net increase (decrease) in cash and cash equivalents                                                   (2,260)               16,007

Cash and cash equivalents (overdrafts), beginning of period                                          $  7,240              $   (646)
                                                                                                     --------              --------
Cash and cash equivalents, end of period                                                             $  4,980              $ 15,361
                                                                                                     ========              ========

See notes to unaudited condensed consolidated financial statements.


                          CHAMPPS ENTERTAINMENT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine Months Ended April 2, 2000

                             (Amounts in thousands)

                                   (Unaudited)

                                                                                           Accumulated
                                                                             Additional        Other

                                                                  Common      Paid-in     Comprehensive    Accumulated
                                                   Shares         Stock       Capital          Loss          Deficit         Total
                                                 ----------    ----------    ----------     ----------     ----------     ----------
Balance, June 27, 1999                               11,647      $    116      $ 79,360      $   --         $(51,657)      $ 27,819

Common shares issued                                      6             1            13          --             --               14
Other comprehensive loss
    Unrealized loss on marketable
      securities                                       --            --            --            (891)          --             (891)
Net (loss)                                             --            --            --            --           (1,121)        (1,121)
                                                   --------      --------      --------      --------       --------       --------
Balance, October 3, 1999                             11,653           117        79,373          (891)       (52,778)        25,821

Common shares issued                                   --            --            --            --             --             --
    Realization of loss on
      marketable securities                            --            --            --             891           --              891
Net income                                             --            --            --            --              302            302
                                                   --------      --------      --------      --------       --------       --------
Balance, January 2, 2000                             11,653      $    117      $ 79,373      $   --         $(52,476)      $ 27,014

Common shares issued                                      2          --               4          --             --                4
Net income                                             --            --            --            --            1,758          1,758
                                                   --------      --------      --------      --------       --------       --------
Balance, April 2, 2000                               11,655      $    117      $ 79,377      $   --         $(50,718)      $ 28,776
                                                   ========      ========      ========      ========       ========       ========


See notes to unaudited condensed consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Quarter and Nine Months Ended April 2, 2000
                          and March 28, 1999 (Restated)
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1.  Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. At April 2, 2000, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis of Presentation and Restatement of March 28, 1999 Condensed Consolidated Financial Statements

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. The historical results of operations of Fuddruckers and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. have been treated as discontinued operations for all periods presented. Significant intercompany balances and transactions have been eliminated in consolidation.

In the financial statements for March 28, 1999, income from discontinued operations has been restated to reflect non-cash compensation expense of $912. This expense was associated with an agreement entered into in the first quarter of fiscal 1999 which extended the expiration date of the Company's Chief Executive Officer's various below market stock option grants in connection with the sale of Fuddruckers.

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen weeks and nine months ended April 2, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2000.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 27, 1999. The accounting policies used in preparing theses consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2.  Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the nine months ended April 2, 2000, stock options have been included for the diluted computation. Approximately 60,000 dilutive shares have been included in the diluted income per share computation. For purposes of the income per share calculations for the quarter ended April 2, 2000, stock options have been included for the diluted computation. Approximately 95,000 dilutive shares have been included in the diluted income per share computation. No adjustments were made to net income in computing diluted income per share.

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

Investment

On December 7, 1999, the Company sold approximately 1,142 shares of Santa Barbara Restaurant Group (SBRG) at the current market closing price for a total of $1,714. Champps' interest in SBRG resulted when SBRG merged with LaSalsa Holding Co. Champps previously had a minority interest in La Salsa Holding Co. As a result of this sale, the Company realized a loss of $1,034. The Company still retains ownership of two blocks of warrants. The two blocks consist of approximately 71,000 shares exercisable at $7.00 per share and approximately 71,000 shares exercisable at $7.50 per share.

Reclassifications

Certain amounts in the fiscal 1999 condensed consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

3.  Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow to be held for payment of certain claims for indemnification. Such escrow does not limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the balance of the escrowed amount is remote. As of April 2, 2000, a total of approximately $357 had been paid for agreed upon indemnification claims presented to the Company by King Cannon for payment out of this escrow fund. The undistributed amount is reported as part of the restricted cash balance and classified as a current asset.

Restricted Cash

In connection with the sale of certain predecessor companies, the Company deposited approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At April 2, 2000, $726 continues to be held in escrow and is reported as restricted cash. This amount includes funds held in connection with the sale of Fuddruckers for payment of certain claims for indemnification. The Company also has an additional $35 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

Litigation

The Company assumed certain contingent liabilities of DAKA International in connection with the spin-off and assumed certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon. The Company is also a party to various lawsuits arising in the ordinary course of its business. The Company believes and based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

     In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka, Inc. employee $187 in compensatory damages and $4,813 in punitive damages based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned Daka. On March 28, 2000, Daka filed post-trial motions, including motions to reduce the damage awards, for judgement not withstanding the verdict, or in the alternative, for a new trial. These motions are currently pending before the court. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company is of the opinion that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.  Exit and Other Costs

In the fourth quarter of fiscal 1999, the Company recorded $1,305 in exit and other costs. In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460 related to severance and other expenses associated with the consolidation, relocation of the headquarters to Denver, Colorado and early termination of its headquarters' lease in Danvers, Massachusetts. As of April 2, 2000, the Company had utilized $1,529 for employee severance, relocation and lease related expenses. It is anticipated that most of the associated reserves will be utilized by year-end.

5.  Reserve Disclosure

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company had previously recorded exit costs associated with the Company's relocation to Denver, Colorado. For the nine months ending April 2, 2000, certain of these reserves were reallocated to more accurately reflect transactions occurring during the period. The following tables display the activity and balances relating to the reallocation of the reserves:


                                                                                             Reserves

                                                                  ------------------------------------------------------------------
                                                                                      Lease           Predecessor        Assets held
                                                                  Severance        Termination        Obligations          for sale
                                                                  ------------------------------------------------------------------
Balance at June 27, 1999                                            $   344            $ 1,047            $ 4,195            $  --
Additional Expense Recognition                                          460               --                 --                 --
Deductions                                                             (857)              (658)            (1,319)              --
Revision to Estimate                                                    289               (289)              (300)               300
                                                                  ----------         ----------         ----------        ----------




Balance at January 2, 2000                                          $   236            $   100            $ 2,576            $   300

The reserve for assets held for sale is netted against the asset held for sale value on the balance sheet. The severance, lease termination and predecessor obligations reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

6.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $258 and $182 in the nine months ended April 2, 2000 and March 28, 1999, respectively.

7.  Stock Option Plan

During the nine months ended April 2, 2000, the company granted options to employees to acquire approximately 964,000 shares of common stock at an exercise price of $4.00 per share. As the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expenses related to these grants in the accompanying consolidated condensed financial statements.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe", "anticipate", "estimate", "project", "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1999, factors that may cause such a difference include, among others, the following: competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; the availability and terms of financing for the Company and any changes to that financing; the Company's ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice and Great Bagel & Coffee businesses; the effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps, and the Company's ability to open new restaurants consistent with its plans; the Company's ability to resolve its current litigation actions favorably; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

                              RESULTS OF OPERATIONS

Overview

The Company reported net income of $1,758 for the quarter ended April 2, 2000, compared with a restated net loss of $3,194, which included a net loss from discontinued operations, in the comparable quarter last year. For the nine months ended April 2, 2000, the Company reported net income from continuing operations of $939, compared with a restated net loss of $11,910, which included a net loss from discontinued operations, in the comparable period last year. Included in the net loss for the nine months ended April 2, 2000, were $460 of additional exit and other costs associated with the consolidation and relocation of its corporate offices to Denver, Colorado and a loss of $1,034 associated with the sale of marketable securities.

During fiscal 1999, the Company sold its Fuddruckers, Inc. subsidiary, and accordingly, has restated its historical financial statements to reflect Fuddruckers as discontinued operations. The Company reported a loss from discontinued operations of $1,533 for the third quarter of fiscal 1999 and a loss of $9,555 for the first nine months of fiscal 1999.

Fiscal year 2000 is a fifty-three week year. Accordingly, the nine months ended April 2, 2000 contain 40 weeks of operating results compared to 39 weeks of operating results for the first nine months of fiscal 1999.

Operations

The following table sets forth, for the periods presented, certain financial information for the Company.


                                                                             Quarters Ended                  Nine Months Ended
                                                                     ------------------------------   ------------------------------
                                                                                        March 28,                        March 28,
                                                                       April 2,           1999          April 2,           1999
                                                                         2000          (restated)         2000          (restated)
                                                                     -------------  ---------------   ------------   ---------------

 Restaurant Sales                                                    $ 27,952         $ 22,472         $  80,849         $  64,451
                                                                     ========         ========         =========         =========

Sales from Champps restaurants                                          100.0%           100.0%            100.0%           100.0%

    Product costs                                                       (28.1%)          (28.9%)           (28.5%)          (29.0%)
    Labor costs                                                         (32.0%)          (34.1%)           (32.5%)          (33.4%)
    Operating expenses                                                  (14.6%)          (17.3%)           (16.1%)          (17.1%)
    Occupancy                                                           (10.2%)           (8.5%)            (9.0%)           (8.4%)
    Preopening                                                            0.0%            (1.5%)            (1.4%)           (1.5%)
    Depreciation and amortization                                        (3.8%)           (3.5%)            (3.8%)           (3.5%)
                                                                      --------         --------         ---------         ---------
      Restaurant contribution                                            11.3%             6.2%              8.7%             7.1%
                                                                      ========         ========         =========         =========

Restaurant contribution                                              $  3,164         $  1,395         $   7,065         $   4,527
Franchising and royalty income                                            199              139               569               443
                                                                      --------         --------         ---------         ---------
    Restaurant, franchising and royalty contribution                    3,363            1,534             7,634             4,970

General and administrative expenses                                     1,566            3,085             4,971             7,264
                                                                      --------         --------         ---------         ---------

Income (loss) from restaurant and franchising
    operations                                                       $  1,797         $ (1,551)        $   2,663         $  (2,294)
                                                                      ========         ========         =========         =========

Number of restaurants (end of period)
    Company-owned                                                          21               17
    Franchised                                                             14               12
                                                                      --------         --------

      Total restaurants                                                    35               29
                                                                      ========         ========

Sales in Company-owned restaurants increased $5,480, or 24.4%, to $27,952 for the quarter ended April 2, 2000 compared with $22,472 for the quarter ended March 28, 1999. This increase results from the opening of additional restaurants between periods and an increase in same store sales of 6.2%.

Sales in Company-owned restaurants increased $16,398, or 25.4%, to $80,849 for the nine months ended April 2, 2000 compared with $64,451 for the nine months ended March 28, 1998. This increase results from the opening of additional restaurants between periods, an increase in same store sales of 5.1%, and the addition of one week in the first quarter of fiscal 2000.

Restaurant franchising and royalty contribution increased $60 and $126 for the quarter and nine months ended April 2, 2000, respectively, as compared with the comparable periods last year. Restaurant contribution as a percentage of sales improved 5.1%, to 11.3% of sales, for the quarter as compared to a year ago. This improvement was a result of operating efficiencies realized during the quarter and in improved cost of sales and labor costs. Restaurant contribution as a percentage of sales for the nine months ended April 2, 2000 increased 1.6%, to 8.7% of sales, as compared to the comparable period a year ago.

Income Taxes

As of April 2, 2000, the Company had net operating loss carryforwards of approximately $54,600. The carryforwards expire at various dates through 2019. These net operating loss carryforwards are not currently subject to Section 382 limitations.

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

As is true with most companies, Champps faces a risk from the Year 2000 issue. The Company intends for some of its disclosures and announcements concerning its Year 2000 programs, including those in this report on Form 10-Q, to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. While not all Year 2000-date related disruption scenarios have been experienced, and there is a possibility of disruptions in the future, through the date of this report, the Company has experienced no material Year 2000-date related disruptions or other significant problems. The Company is continuing to evaluate and mitigate its exposure in areas where appropriate. Based on currently available information, management continues to believe that Year 2000-date related disruptions or other problems, if any, will not have a significant adverse impact on its operational results or financial condition.

Through April 2, 2000, the Company has spent approximately $640 on upgrading its systems and hardware. With respect to Champps' payroll core system, the Company has implemented year 2000 compliant payroll software and the associated hardware. The system has been successfully tested and is currently operational. With respect to Champps' point of sale systems, all stores have been upgraded to the most current platform for both hardware and software. The system has been successfully tested and is currently operational. With respect to the consolidated accounting and financial reporting core systems, the Company has upgraded both its network and accounting and financial reporting application. The system has been successfully tested and is currently operational.

As of April 2, 2000, the Company is anticipating no further expenditures or issues relative to the Year 2000 issue.

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal 2000 and fiscal 1999 were generally provided through available cash balances (including in 1999 a portion of the proceeds from the sale of Fuddruckers) and proceeds from sale-leaseback facilities. Capital expenditures were $11,491 and $5,447 for continuing operations, respectively, for the nine months ended April 2, 2000 and March 28, 1999, respectively.

As of April 2, 2000, the Company's unrestricted cash balance was $4,980 and the restricted cash balance was $761. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal 2000; however, there are also significant capital expenditures anticipated during the balance of fiscal 2000. Capital expenditures for the balance of fiscal 2000 are anticipated to be approximately $5,100, which will be incurred primarily for new restaurants now under construction and for upgrades to existing restaurants.

For the nine months ended April 2, 2000, the Company had generated cash flows from operating activities of $4,635. In addition, the Company generated net cash from financing activities of $2,114 for the same period. This amount primarily consists of funds received from a sale-leaseback transaction of $3,616, and the repayment of debt of $1,520. The Company used $9,009 in investing activities for the same period. This amount primarily consists of the purchase of property and equipment of $11,491 for two Champps restaurants opened during the period and for costs associated with two Champps restaurants currently under construction.

On April 21, 2000, the Company entered into a loan agreement with FINOVA Capital Corporation ("FINOVA"), pursuant to which, the Company may borrow up to $14,500, subject to certain conditions, to purchase and/or borrow against three Champps restaurants. On April 25, 2000, the Company borrowed $5,000 pursuant to this loan agreement, at a fixed interest rate of 10.23% per annum, secured by a first mortgage and a security interest in the Champps restaurant located in Lombard, Illinois. The loan matures on May 1, 2010 with monthly payments based on a twenty year amortization schedule.

The Company has a commitment from CAPTEC Financial Group for $3,000 to consummate a sale-leaseback of the Company's Las Colinas, Texas, Champps restaurant. The Company expects to complete this financing in September 2000.

It is also anticipated that there will be cash payments for the balance of fiscal 2000 associated with liabilities recorded in fiscal 1999 related to the sale of predecessor companies. In addition, there will be expenditures for prior year insurance claims, tax audits and legal settlements. These expenditures are estimated to range between $500 and $750 during the balance of fiscal 2000.

Inflation and changing prices have had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the security holders.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

         Not applicable

(b) Reports on Form 8-K

        On April 3, 2000, the Company determined not to renew the engagement of Deloitte & Touche LLP as independent accountants for the Company and the Company engaged Arthur Andersen LLP as independent accountants to audit and report uponthe Company's financial statements for the current fiscal year ending July 2, 2000. The determination by management and the Audit committee not to renew the engagement of Deloitte & Touche LLP was approved by the Board of Directors.










                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)



By: /s/William H. Baumhauer

---------------------------
William H. Baumhauer
Chairman of the Board, President and
Chief Executive Officer

By: /s/Frederick J. Dreibholz

------------------------------
Frederick J. Dreibholz
Chief Financial Officer and Treasurer
(Principal Financial and

Accounting Officer)



May 9, 2000