Form 10-K
period 2000-07-02
CHAMPPS ENTERTAINMENT INC/ MA
filed 2000-10-02
CIK 1040328

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

For The Fiscal Year Ended July 2, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___ to ___

Commission File Number:  0-22639


                           CHAMPPS ENTERTAINMENT, INC.
               (Formerly known as Unique Casual Restaurants, Inc.)
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3370491
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5619 DTC Parkway, Suite 1000, Englewood, CO                                80111
(Address of principal executive offices)                              (Zip Code)


                                  303-804-1333
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:            N/A

Securities registered pursuant to Section 12 (g) of the Act:      Common Stock
                                                                  Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YES   [X]   NO   [ ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on September 28, 2000 was $46,216,648 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at September 28, 2000: 11,683,482



                       DOCUMENTS INCORPORATED BY REFERENCE

The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

      The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about December 13, 2000 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of

                   Registrant's Proxy Statement and Form 10-K
Item No.        Item in Form 10-K        Item in Proxy Statement
--------        ------------------------------------------------

                                    PART III

10        Directors and Executive        Election of Directors and Directors of
          Officers of the Registrant     Committees in the Company's Proxy
                                         Statement   relating   to  its   Annual
                                         Meeting of  Stockholders  to be held on
                                         or about December 13, 2000.

11 Executive Compensation Executive Compensation in the Company's ProxyStatement relating to its Annual Meeting of Stockholders to be held on or about December 13, 2000.

12        Security Ownership of Certain  Principal Stockholders in the Company's
          Beneficial Owners and          Proxy Statement relating to its Annual
          Management                     Meeting of Stockholders to be held on
                                         or about December 13, 2000.

13        Certain Relationships and
          Related Transactions

Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, Champps Entertainment, Inc., 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111.

                                 FORM 10-K INDEX

                                  PART I

Item 1     Business                                                    1

Item 2     Properties                                                 10

Item 3     Legal Proceedings                                          10

Item 4     Submission of Matters to a Vote of Security Holders        10

                                     PART II

Item 5     Market for the Registrant's Common Stock and Related
           Stockholder Matters                                        11

Item 6     Selected Financial Data                                    12

Item 7     Management's Discussion and Analysis of Results of
           Operations and Financial Condition                         14

Item 7a    Quantitative and Qualitative Disclosure About Market Risk  19

Item 8     Financial Statements and Supplementary Data                19

Item 9     Changes in and Disagreements with Accountants on
           Accounting Financial Disclosure                            19

                                 PART III

Item 10    Directors and Executive Officers of the Registrant         20

Item 11    Executive Compensation                                     22

Item 12    Security Ownership of Certain Beneficial Owners and
           Management                                                 22

Item 13    Certain Relationships and Related Transactions             22

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                   22



          From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in this report and as part of other sections of this Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions including those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Forward-Looking Statements". Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

                                     PART I

Item 1.           Business.

Champps Entertainment, Inc. (formerly known as Unique Casual Restaurants, Inc.) (the "Company") is a Delaware corporation formed on May 27, 1997. The Company's principal executive offices are located at 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111, and its telephone number is (303) 804-1333.

Disposition and Certain Other Transactions

At the time of its formation, the Company was a wholly owned subsidiary of DAKA International, Inc. (DAKA International). The Company's business consisted of owning, operating and franchising casual dining restaurants through various subsidiaries under the Champps Americana, Fuddruckers World's Greatest Hamburgers ("Fuddruckers") and the Great Bagel & Coffee Company brands. Additionally, the Company also owned a 17% passive investment in La Salsa Fresh Mexican Grill ("La Salsa") and a 50% interest in Restaurant Consulting Services, Inc. ("RCS"). Since the time of its formation, the Company has entered into numerous transactions which have altered the business the Company owns, operates and franchises, as described below.

Spin-off Transaction

Pursuant to certain transactions, on July 17, 1997, DAKA International and Daka, Inc., its wholly-owned subsidiary, merged with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC incorporated in England and Wales (collectively "Compass") (the "Merger"). Prior to the Merger, DAKA International, certain of its subsidiaries, the Company and Compass made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company. Following the Merger, DAKA International distributed to each common stockholder of record of DAKA International, one share of common stock of the Company for each share of DAKA International owned by such stockholder (the "Distribution"). As a result of the Distribution, the Company ceased to be a subsidiary of DAKA International and began operating as an independent, publicly held company on July 17, 1997 (the "Spin-off").

As part of the Merger and the Spin-off transaction, the Company agreed it would not compete with Compass or Daka for five years following the Spin-off. In addition, the Company agreed to indemnify, defend and hold harmless Compass, from and against, and pay or reimburse Compass for certain indemnifiable losses incurred relating to or arising from the liabilities that Compass did not agree to assume, including but not limited to certain tax liabilities. The scope and amount of such liabilities are subject to a high degree of uncertainty and risk. Although the Company has estimated the amount of liabilities due, there can be no assurance that such amounts to be ultimately paid will not differ from the Company's estimate and such difference could be material.

Great Bagel & Coffee

The Company ceased all operations of the Great Bagel & Coffee business on June 28, 1998.

Sale of Fuddruckers

On November 24, 1998, the Company sold all of the outstanding common stock of Fuddruckers, Inc. to King Cannon, Inc. ("King Cannon") for $43.0 million in cash (the "Fuddruckers Sale").

The Agreement contains various standard representations and warranties by the Company which survive the closing and will expire on December 31, 2000 (the "Survival Period"), except that representations and warranties made by the Company (i) relating to environmental matters survive until December 31, 2003,
(ii) relating to employee matters and income taxes survive the closing date until expiration of applicable statutes of limitations and (iii) relating to organization, corporate power, authorization, non-contravention and capitalization shall survive the closing indefinitely. In addition, any covenants or agreements of the Company under the Agreement, and any and all indemnification obligations relating thereto shall survive the closing indefinitely, unless earlier expiring in accordance with their respective terms.

The Company and Champps Operating Corporation, Inc. ("COC") are obligated to jointly and severally indemnify King Cannon, Fuddruckers and their respective affiliates from and against any losses, assessments, liabilities, claims, obligations, damages, costs or expense which arise out of or relate to (i) any misrepresentations in or breach of any of the representations, warranties, undertakings, covenants or agreements of the Company, Fuddruckers, related entities and affiliates contained in the Agreement; (ii) any environmental matters related to Fuddruckers and its affiliates; (iii) any retained or undisclosed liabilities; or (iv) the Company's obligations with respect to lease termination amounts and rent adjustment amounts. However, the Company obtained each required consent and required estoppel from landlords prior to the closing of the sale and, as a result, the Company believes the risk for a material claim for indemnification related to each of the lease termination amounts and rent adjustment amounts provisions is remote. The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no cap or limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the final purchase price, the Company may either
(i) require King Cannon to, in effect, rescind the transaction, subject to certain adjustments, or (ii) pay to King Cannon all of the losses with respect to which King Cannon is entitled to indemnification.

The $1.0 million indemnification escrow established at the time of the Distribution does not limit the Company's maximum exposure for indemnification claims, however, the Company believes the risk of such claims exceeding the escrow amount is remote. As of July 2, 2000, approximately $636,000 was paid to King Cannon or others from the escrow fund for indemnification and other predecessor obligations relative to the Fuddruckers operation. In addition, for a period of ten years following the closing date of the Fuddruckers Sale, the Company and Champps agree not to compete directly with Fuddruckers.

La Salsa Merger

On July 15, 1999, La Salsa was purchased by Santa Barbara Restaurant Group ("SBRG") and the Company exchanged its convertible preferred shares of La Salsa for common shares of SBRG. On December 7, 1999, the Company sold all its common shares of SBRG, recognizing a loss on the sale of marketable securities of $1,034,000. The Company has retained 141,944 warrants for SBRG stock that it estimates to be of no value.

RCS Disposition

On May 24, 1999, the Company sold its 50% interest in RCS to RCS, receiving in consideration certain assets of RCS, including a note payable in the amount of $750,000, which was subsequently paid in full on August 25, 1999.

Purchase of Franchised Restaurants

On June 29, 2000, the Company acquired two Champps Americana restaurants from existing franchisees.

In the first acquisition, pursuant to an Asset Purchase Agreement dated as of April 6, 2000 a wholly owned subsidiary of Champps acquired from Prairie Restaurant Group, Inc., a Minnesota corporation ("Prairie"), all of the assets of Prairie, located in Eden Prairie, Minnesota, for approximately $5,675,000 in cash. The acquisition was financed in part with the proceeds from a loan of $4,750,000 provided by FINOVA Capital Corporation.

In the second acquisition, pursuant to an Asset Purchase Agreement dated as of April 6, 2000 a wholly owned subsidiary of Champps acquired from Bregean Investment Group, Inc., a Minnesota corporation ("Bregean"), all of the assets of Bregean, located in Minnetonka, Minnesota, for approximately $5,675,000 in cash. The acquisition was financed in part with the proceeds from a loan of $4,750,000 provided by FINOVA Capital Corporation.

Prior to acquisition, both the Prairie and the Bregean restaurants were owned or controlled by Dean Vlahos, a former executive and director of the Company.

In connection with the two acquired restaurants, the Company recorded $3,825,000 of goodwill. The Company intends to amortize this goodwill over a twenty year period.

The Minnetonka, Minnesota Champps restaurant was sold to Dean Vlahos by the Company on February 2, 1998 for $2,900,000, representing the fair market value of the restaurant established by an independent appraisal. The purchase price was in the form of a cash payment by Mr. Vlahos of $1,500,000 and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain in fiscal 1998 of approximately $700,000 on this transaction.

The Company at July 2, 2000

As a result of these transactions, at June 27, 1999, the Company operates in a single business segment which owns, operates and franchises Champps Americana casual dining restaurants. At July 2, 2000, the Company's principal subsidiary was Champps Operating Corporation, Inc., a Minnesota corporation. Champps Operating Corporation, Inc. in turn, owns four subsidiaries, each of which is engaged in owning and operating Champps Americana restaurants. See Exhibit 21.1 for a complete list of the Company's subsidiaries.

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

Champps Americana Concept

Operations

The Champps Americana ("Champps") concept is based upon providing the best possible food, value and service to its customers. Although food and service are the most important parts of the Champps Americana concept, an atmosphere that is entertaining and energetic, yet comfortable, is also critical. The food offerings at Champps' restaurants combine a wide selection of appetizers, soups, salads, innovative sandwiches, pizza, burgers, and entrees including chicken, beef, fish, pasta and desserts. Selections reflect a variety of ethnic and regional cuisines and traditional favorites. Because Champps' menu is not tied to any particular type of food, Champps can introduce and eliminate items based on current consumer trends without altering its theme. Portion sizes are generous and each dish is attractively presented. Champps believes that these qualities give customers a sense of value. Entree prices currently range from $4.95 to $18.95. Champps emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, generally from original ingredients using fresh produce. Champps invests substantial time in training and testing kitchen employees to maintain consistent food preparation. Strict food standards at Champps-owned restaurants have also been established to maintain quality.

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

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Champps restaurants generally range in size from approximately 7,000 to 12,000 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels. Customers can also dine at the bar or outside on the patio, where available. The spacious design facilitates efficient service, encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed television monitors stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

An important part of the Champps dining experience is the entertainment. Patrons may watch one of several sporting events being broadcast, or listen to a variety of music played by the disc jockey, music which is changed for the time of day and season of the year. The exposed kitchen offers customers the opportunity to observe the cooks, and, in certain locations, a discreetly located game room is provided for arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a customer's stay and attract customers outside of normal peak hours. In addition, a variety of creative promotions and activities are conducted such as "Family Bingo," "Spring Time Big Bike Give-Away" and Karaoke. These promotions and activities allow for customer participation and are continually changing. Change of the ambiance is also experienced in each restaurant when the restaurants are decorated for the holidays. The different looks and activities of the restaurant provide customers a different feel each time they visit, thus encouraging repeat business. Champps sells merchandise such as T-shirts, hats and sweatshirts bearing the Champps Americana name. Although not currently a significant source of revenue, the sale of its merchandise is believed to be an effective means of promoting the Champps name.

Champps restaurants are generally open from 11:00 a.m. to 1:00 a.m. seven days a week serving lunch, dinner and late night appetizers. Closing times of Champps restaurants will vary based upon state laws concerning operating hours. Sunday brunch is served beginning at 10:00 a.m. Each Champps restaurant maintains standardized food preparation and service manuals which are designed to enhance consistency of operations among the restaurants. Champps attempts to have each Champps-owned and franchised restaurant operate under uniform standards and specifications which are formulated at its headquarters in Englewood, Colorado.

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

The cost to construct a typical Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.4 to $5.9 million, which includes approximately $1.0 million for furniture, fixtures and equipment, $1.5 to $2.5 million for building and improvements, $1.5 to $2.0 million for land and site work, and $0.4 million related to pre-opening costs of the restaurant.

The typical cost to construct a new Champps restaurant where Champps enters into a leasing arrangement is approximately $2.9 to $3.4 million which is comprised of approximately $1.0 million for furniture, fixtures and equipment, $1.5 to $2.0 million for leasehold improvements, and $0.4 million related to pre-opening costs of the restaurant.

Future development of Champps restaurants will be accomplished primarily through the development of Champps-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses. During fiscal 2000, four new Champps Company-owned restaurants were opened and two restaurants were acquired from a franchisee. During fiscal 1999, two new Champps Company-owned restaurants were opened. At July 2, 2000, the Company was in negotiations on several additional sites. Subsequent to year-end, the Company opened its Las Colinas, Texas restaurant on July 24, 2000. The Company expects to open three to four additional stores in fiscal 2001 and six to eight additional stores in fiscal 2002. Development of Champps-owned restaurants will be concentrated in existing markets with population density levels sufficient to support the restaurants and new markets with consistent demographics to the Company's most successful, existing restaurants.

Franchising and Licensing

Champps has offered franchises in markets where it deems expansion to be advantageous to the development of the Champps concept and a system of restaurants. Pursuant to franchise agreements, franchisees are granted an exclusive territorial license to operate a single restaurant within a specified area. As of July 2, 2000, there are thirteen franchised restaurants, of which, two franchisees are operating multiple restaurants.

The franchisee agreement requires a franchisee to pay an initial fee of $75,000 per restaurant (part of which may be associated with a development fee), a continuing royalty fee of 3 1/4% of gross sales, and may provide for a regional and/or national advertising fee of 1/2% of gross sales at such time as Champps establishes a regional/national advertising program. Among the services and materials that Champps may provide to franchisees are site selection assistance, assistance in design development, an operating manual that includes quality control and service procedures, training, on-site pre-opening supervision and consultation relating to the operation of the franchised restaurants. Champps has granted both single and multi-restaurant development rights depending upon market factors and franchisee capabilities. With respect to multi-restaurant agreements, the franchisee's continuing right to obtain franchises is contingent upon the franchisee's continuing compliance with the restaurant development schedule.

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

Champps Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of September 28, 2000:

Company Owned Restaurant Locations              Franchised Restaurant Locations
Domestic - Total 25                             Domestic - Total 13

CALIFORNIA                                MINNESOTA
     Irvine                                    Burnsville
COLORADO                                       Duluth
     Denver                                    Maple Grove
FLORIDA                                        Maplewood
     Ft. Lauderdale                            Minnetonka
GEORGIA                                        New Brighton
     Alpharetta                                St. Paul
ILLINOIS                                       Woodbury
     Lombard                              NEBRASKA
     Schaumburg                                Omaha
INDIANA                                   NORTH CAROLINA
     Indianapolis                              Charlotte
MICHIGAN                                  SOUTH DAKOTA
     Livonia                                   Sioux Falls
     Troy                                 WISCONSIN
     West Bloomfield                           Milwaukee (2)
MINNESOTA

     Eden Prairie
     Minnetonka
     Richfield

NEW JERSEY
     Edison
     Marlton

OHIO
     Columbus (3)
     Dayton
     Lyndhurst

TEXAS

     Addison
     Houston

     Las Colinas
     San Antonio

VIRGINIA

     Reston

Purchasing

On November 15, 1997, the Company entered into a five-year distribution agreement with Sysco Corporation ("Sysco") pursuant to which Sysco is entitled to distribute not less than 80% of food and food-related purchases of Champps. The agreement with Sysco is cancelable by either party upon 60 days notice. Champps franchisees also have the option of purchasing from Sysco.

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

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2.3 million certain data processing equipment. The purchase price was evidenced through a promissory note due June 30, 2002 which accrued interest at 6% per annum. The promissory note was contributed to the Company as part of the Additional Capital Contribution described under the caption "Spin-off". The
Company also received DAKA International's 50% interest in RCS at the Transaction Date. In connection with this sale, the Company entered into a management agreement with RCS whereby the Company agreed to provide certain managerial services to RCS. In addition, the Company entered into a two year service agreement with RCS for data processing and consulting services for an annual fee of $1.8 million. This agreement was terminated, and a new three year agreement between the Company and RCS was entered into as part of the Company's sale of its ownership interest in RCS. See "Acquisition and Disposition
Transactions". See "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of the Company's Y2K compliance initiatives. The Company consolidated RCS operations for fiscal 1999 and 1998, while the Company maintained 50% ownership of RCS and held the RCS note.

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

Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 33% of Champps' total restaurant sales during fiscal year 2000 and 1999. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Champps' or a franchisee's operation in that location. Typically, licenses must be renewed annually and may be revoked or suspended for cause.

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

Service Marks

The Company, through its operating subsidiaries, has registered a number of trademarks and service marks, in connection with providing bar and restaurant services, with the United States Patent and Trademark Office and with certain states, including the trade names: "Champ's," "Champps," "Champps American Sports Cafe," and "Champps Entertainment," (collectively, the "Marks").

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired certain "Champ's" and "Champps" service marks, trademarks and trade names from Champs Restaurants, Inc. ("CRI"), Champps agreed to pay CRI an annual fee equal to the lesser of approximately $260,000 or one-quarter percent (0.25%) of the gross sales of Champps restaurants, but in no event less than $40,000. The maximum fee payable by Champps is increased annually by the lesser of the increase in the Consumer Price Index or 4%. Champps is currently arbitrating the validity and term of the Master Agreement.

All of the service marks, trade names and trademarks are of significant importance to the businesses of Champps. Champps has also registered various service marks in several foreign countries. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

Seasonality

Champps sales are historically higher in the fall, winter and spring months, due primarily to dining habits of its guests, the interest in athletic events at these times of year which are featured on video walls in the Company's restaurants and eating out trends of the general public.

Corporate Offices and Employees

Champps Entertainment, Inc. is incorporated under the laws of the State of Delaware. As of July 2, 2000, the Company employs at its corporate headquarters approximately 28 employees on a full-time basis, four of which are executive officers.

Champps Operating Corporation, Inc. is incorporated under the laws of the State of Minnesota and employs approximately 3,800 employees on a full-time and part-time basis. Substantially all restaurant employees, other than restaurant management, are compensated on an hourly basis.

None of the Company's or its subsidiaries' employees are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

The Company maintains its present principal executive offices at 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111. The telephone number for the Company is (303) 804-1333.

Item 2.           Properties.

As of July 2, 2000, the Company leased approximately 7,500 square feet of office space at its corporate headquarters in Englewood, Colorado, at an average annual rent of $165,000, through January 2005. The Company has terminated both of its former leases in Danvers, Massachusetts and Wayzata, Minnesota.

Item 3.           Legal Proceedings.

The Company assumed certain contingent liabilities of DAKA International in connection with the Spin-off and agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon , see "Disposition Transactions" in this Form 10-K. Further, the Company is also engaged in various other actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. See Item 1, "Business - Disposition and Certain Other Transactions - Spin-off Transaction and Sale of Fuddruckers".

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka, Inc. employee $187,000 in compensatory damages and $4.8 million in punitive damages based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned Daka. On March 28, 2000, Daka filed post-trial motions, including motions to reduce the damage awards, for judgment not withstanding the verdict, or in the alternative, for a new trial. These motions were subsequently denied by the court. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the appeal. The Company is of the opinion that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters.

The Company's common stock originally was listed on the NASDAQ National Market ("Nasdaq") under the symbol "UNIQ" from July 17, 1997, the date on which the Company became a publicly traded company as a result of its spin-off from DAKA, through July 28, 1999. On July 28, 1999, the Company changed its name from Unique Casual Restaurants, Inc. to Champps Entertainment, Inc. and changed its symbol on Nasdaq to "CMPP." The table below sets forth, since such date and for the calendar periods indicated, the high and low intra-day sales price per share with respect to fiscal 1999 and closing price with respect to fiscal 2000 of the Common Stock as reported on the Nasdaq. The Company has no history of market price for its common stock prior to such date, and data with respect to the common stock of DAKA, as predecessor of the Company, which was listed on Nasdaq before July 17, 1997, would not be meaningful.

                                                            High        Low
Fiscal 1999

First Fiscal Quarter                                        7.38        4.88
Second Fiscal Quarter                                       6.94        4.56
Third Fiscal Quarter                                        6.38        4.56
Fourth Fiscal Quarter                                       5.25        3.56

Fiscal 2000

First Fiscal Quarter                                        3.38        2.13
Second Fiscal Quarter                                       3.50        1.94
Third Fiscal Quarter                                        4.50        2.94
Fourth Fiscal Quarter                                       5.50        3.81

On September 28, 2000, there were 2,591 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company presently has no plans to buy back shares of the Company Common Stock in the open market.

Item 6.           Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. Data for periods prior to 1999 have been restated to account for the Company's Fuddruckers segment as a discontinued operation. The balance sheet data as of July 2, 2000, June 27, 1999, June 28, 1998, June 29, 1997 and June 29, 1996 and the statements of operations data for each of the five fiscal years in the period ended July 2, 2000 presented below are derived from the Company's audited consolidated financial statements.

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


                                                                                As of and for the Fiscal Years Ended
                                                                                ------------------------------------

                                                                            July 2,    June 27,    June 28,    June 29,     June 29,
                                                                             2000       1999        1998        1997         1996
                                                                            -------    --------    --------    --------     --------
Statements of Operations Data:
Total Revenues                                                             109,114      87,950      77,700       64,239      45,589
Income (loss) from continuing operations before cumulative
    effect of change in accounting for preopening cost                       2,350     (14,079)     (5,999)     (27,389)
Net Income (loss)                                                            2,273     (23,922)    (27,735)     (39,043)     (5,670)

Basic Income (loss) per share from continuing operations                      0.20       (1.21)      (0.52)
Proforma basic (loss) per share from continuing operations                                                        (2.40)      (1.11)

Diluted Income (loss) per share from continuing operations                    0.19       (1.21)      (0.52)
Proforma diluted (loss) per share from continuing operations                                                      (2.40)      (1.11)

Basic weighted average shares (in thousands):

     Historical                                                             11,654      11,622      11,489
     Proforma                                                                                                    11,426      11,426

Diluted weighted average shares (in thousands):

     Historical                                                             11,742      11,622      11,489
     Proforma                                                                                                    11,426      11,426

Balance Sheet Data:
Total assets                                                                67,093      57,142      86,660      110,267     125,239
Long-term debt related to continuing operations,
     including current portion                                              19,324       6,157       6,945        4,256       4,460
Total equity                                                                30,122      27,819      50,398       79,053     108,894

Discontinued operations:
     Minority interest and obligations under put agreement
          related to the discontinued operations                                 -           -       5,400        1,100       1,168
     Net long-term assets                                                        -           -      44,335       65,307      83,591
     Net current liabilities                                                     -           -      (4,202)      (6,492)       (132)

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

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions; competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); the ultimate outcome of certain contingent obligations related to the Company's former Fuddruckers segment and its other predecessor businesses; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages; and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS

Overview

The Company reported a net income of $2.3 million for the fiscal year ended July 2, 2000, compared to a net loss of $23.9 million last year. Included in the net income for fiscal 2000 were charges associated with exit and other charges ($0.5 million); loss on the sale of marketable securities ($1.0 million); and, loss associated with discounting a mortgage receivable ($0.1 million). Exclusive of these charges, the Company would have reported a profit from continuing operations of $3.9 million for fiscal 2000. While the Company believes its strategies will continue to produce overall profitability, there can be no assurance that such strategies will continue to be successful. Accordingly, the Company may again incur operating losses. To sustain profitability, the Company must, among other things, manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers, its former food service and Great Bagel and Coffee businesses, continue to reduce selling, general and administrative expenses as a percentage of sales from historical levels while continuing to increase net revenues from its restaurants and successfully executing its growth strategy for the Champps Americana concept.

In Item 1, see "Background" for a discussion of events in fiscal 1999 and 2000 that, in part, will shape the future direction of the Company.

The Company's Champps Americana restaurant chain is in the expansion phase. The timing of revenues and expenses associated with the opening of new restaurants are expected to result in fluctuations in the Company's quarterly and annual results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

Among other factors, the success of the Company's business and its operating results are dependent upon its ability to anticipate and react to changes in food and liquor costs and, particularly for Champps Americana restaurants, the mix between food and liquor revenues. Various factors beyond the Company's control, such as adverse weather changes, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past, the Company has been able to manage its exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that the Company will be able to do so in the future or that changes in its sales mix or its overall buying power will not adversely affect the Company's results of operations.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of Champps, improving operational excellence, and anticipated continued lower general and administrative expenses from historical levels resulting from actions taken since June 29, 1997 and the effects of the Spin-off, the Fuddruckers Sale, the consolidation of corporate headquarters and the sale of non-essential assets and businesses, and other related transactions, should provide the opportunity for increased profitability.

Champps

The following table sets forth certain financial information for Champps.

                                                    (in thousands)
                                            2000         1999        1998
                                          ---------    ---------   ---------

Restaurant sales                          $108,312      $87,392     $73,387
                                          =========    =========   =========

Sales from Champps restaurants              100.0%       100.0%      100.0%
Operating Expenses:
     Labor costs                             (32.5)       (32.9)      (33.0)
     Product costs                           (28.5)       (28.8)      (29.0)
     Other restaurant operating expenses     (25.9)       (28.1)      (27.8)
     Depreciation and amortization            (3.8)        (3.9)       (3.9)
                                          ---------    ---------   ---------

Restaurant unit contribution                  9.3%         6.3%        6.3%
                                          =========    =========   =========

Restaurant unit contribution               $10,125      $ 5,539     $ 4,622
Gain on sale of franchise                                     -         677
Franchising and royalty income                 802          558         644
                                          ---------    ---------   ---------

Restaurant unit, franchising and royalty
     contribution                          $10,927      $ 6,097     $ 5,943
                                          =========    =========   =========

Comparison of Fiscal Years Ended July 2, 2000 and June 27, 1999

Sales in Company-owned restaurants increased approximately $20.9 million, or 23.9%, to $108.3 million for fiscal 2000 compared with $87.4 million for fiscal 1999. The increase reflects both an increase in the number of Company-owned restaurants open between years, and an increase in same store sales. The Company opened four new restaurants in fiscal 2000. The Company also acquired two franchised restaurants at June 29, 2000. Same store sales increased approximately 4.7% in fiscal 2000.

Restaurant unit contribution of $10.1 million for fiscal 2000 was up 82.8% from $5.5 million in fiscal 1999. The restaurant unit contribution margin increased to 9.3% for fiscal 2000 from 6.3% in fiscal 1999. Improvements were made in all expense categories.

Other restaurant operating expenses include controllable restaurant operating expenses, occupancy costs and pre-opening expenses. Other restaurant operating expenses expressed as a percentage of sales were 25.9% for fiscal 2000 compared with 28.1% for fiscal 1999. This decrease reflects lower controllable restaurant operating expenses between periods, offset, in part, by higher pre-opening expenses.

Preopening expenses were approximately $1.5 million in fiscal 2000 compared with $1.2 million in fiscal 1999. This increase relates primarily to the number of units opened, the timing of construction, and construction in progress between years. Preopening expenses have historically been approximately $0.4 million per location.

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

Restaurant unit contribution of $5.5 million for fiscal 1999 was up 19.9% from $4.6 million in fiscal 1998. Included in depreciation was $0.4 million related to the accelerated depreciation of existing point of sale systems. These systems were replaced by new equipment in the first and second quarters of fiscal 2000, to enable the implementation of more efficient software at both the operating level and for corporate financial reporting. Other restaurant operating expenses include controllable restaurant operating expenses, and also include occupancy and pre-opening expenses. Other restaurant operating expenses expressed as a percentage of sales were 28.1% for fiscal 1999 compared with 27.8% for fiscal 1998. This increase reflects both higher occupancy costs and controllable restaurant operating expenses between periods, offset, in part, by lower pre-opening expenses. Occupancy costs expressed as a percentage of sales have increased from 8.5% to 9.2% in fiscal 1998 and 1999, respectively, as a result of restaurants opened over the last two years. Such restaurants were generally constructed under a sale-leaseback facility where substantially all of the costs of construction were financed by the landlord. This facility allowed the Company to conserve cash but resulted in higher rents in these units when compared with restaurants built in earlier years.

Pre-opening expenses were approximately $1.2 million in fiscal 1999, compared with $1.9 million in fiscal 1998. This decrease relates primarily to the number of units opened, the timing of construction, and construction in progress between years. Pre-opening expenses have historically been approximately $0.4 million per location.

General and Administrative Expenses

Comparison of Fiscal Year Ended July 2, 2000 and June 27, 1999

General and administrative expenses from continuing operations were approximately $6.4 million for fiscal 2000 compared with approximately $19.0 million in fiscal 1999. In fiscal 2000, there were no unusual expenses impacting general and administrative expenses.

In fiscal 1999, general and administrative expenses include losses of $2.7 million of the sale of non-essential assets, $2.7 million in charges related to predecessor businesses and $2.3 million of the total $2.7 million in losses on business and lease contracts. Exclusive of these costs, general and administrative expenses for 1999 would have been $11.3 million. General and administrative expenses, excluding unusual items have decreased from $11.3 million in fiscal 1999 to $6.4 million for fiscal 2000. The decrease is primarily the result of consolidation of the Company's former offices in Massachusetts and Minnesota into one office based in Englewood, Colorado.

Comparison of Fiscal Year Ended June 27, 1999 and June 28, 1998

General and administrative expenses from continuing operations were approximately $19.0 million for fiscal 1999, compared with approximately $10.8 million in fiscal 1998. In fiscal 1999, general and administrative expenses include a loss of $2.7 million of the sale of non-essential assets and $2.7 million in charges related to predecessor businesses, and $2.3 million in diminution of business contracts and asset lives. Exclusive of these costs, general and administrative expenses for 1999 would have been $11.3 million.

Income Taxes

Prior to July 17, 1997, the operations of the Company were generally included in the consolidated U.S. federal income tax return and certain combined and separate state and local tax returns of DAKA International. A benefit in lieu of taxes for 1997 has been presented as if the Company was a separate taxpayer. For fiscal year 2000, the Company utilized its net operating loss carryforwards to offset income of $2.3 million. No benefit for net operating losses were recognized in fiscal 1999. As of July 2, 2000, the Company had net operating loss carryforwards of approximately $46.0 million. The carryforwards expire at various dates through fiscal 2019. The carryforwards are not currently subject to Section 382 limitations.

Year 2000 Compliance

The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

The Company has experienced no material Year 2000-date related disruptions or other significant problems.

Through July 2, 2000, the Company has spent approximately $640,000 on upgrading its systems and hardware to evaluate and mitigate its exposure in areas where appropriate including, payroll, point of sale, accounting and financial reporting core systems. Based on currently available information, management continues to believe that Year 2000-date related disruptions or other problems, if any, will not have a significant adverse impact on its operational results or financial condition. As of July 2, 2000, the Company is anticipating no further expenditures or issues relative to the Year 2000 issue.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, and other operating expenses are generally paid in 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. Capital expenditures for expansion during fiscal 2000, 1999 and 1998 were generally provided through cash balances (including in fiscal 1999 a portion of the proceeds from the Fuddruckers Sale) and proceeds from sale-leaseback and mortgage facilities. Capital expenditures were $13.9 million, $10.4 million and $5.4 million for continuing operations, respectively, for fiscal 2000, 1999 and 1998.

During 2000, the Company acquired two restaurants from existing franchisees. The restaurants, located in Eden Prairie, Minnesota and Minnetonka, Minnesota, were acquired for approximately $11.4 million. The assets acquired were valued at approximately $7.5 million for building and equipment and an additional $60,000 for smallwares inventory. The resulting goodwill of approximately $3.8 million will be amortized over a twenty-year period. The Company obtained mortgage financing for these properties totaling $9.5 million.

At the end of fiscal 2000, the Company's unrestricted cash was $4.4 million and restricted cash was $0.4 million. The Company anticipates that it will continue to generate positive cash flow in the fiscal year 2001; however, there are also significant cash expenditures anticipated during the forthcoming year.

During fiscal 2001, the Company anticipates receipt of $0.5 million from the sale of a former Fuddruckers property currently listed on the balance sheet as "Asset held for sale." The Company currently has a $3.0 million commitment for the sale leaseback of its Las Colinas, Texas restaurant which was opened July 24, 2000. The Company also has a tenant improvement allowance of $0.5 million which it intends to receive in the second quarter of fiscal 2001 associated with the completion of its West Bloomfield, Michigan restaurant.

Anticipated in fiscal 2001 are capital expenditures of approximately $14.0 million, primarily for new restaurants and standard remodeling and upgrades in existing restaurants. These expenditures will be funded through cash flow from existing operations, and through tenant improvement allowances associated with new restaurants.

It is also anticipated that there will be substantial cash payments in fiscal 2001 associated with liabilities previously recorded in fiscal 1998 and 1999 related to the Spin-off Transaction and Fuddruckers Sale transactions and the consolidation and relocation of the headquarters to Englewood, Colorado. Included in these cash payments, the Company anticipates that there will be payments for prior year insurance claims, tax audits and legal settlements. These latter expenditures are estimated to range between $1.5 million to $2.5 million for fiscal 2001.

The impact of inflation and changing prices has had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during 2000. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements. For additional information about the Company's financial instruments and these financing arrangements, see "Notes to Consolidated Financial Statements".

Item 8.           Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-25 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Change in Accountants

On April 3, 2000, the Company determined not to renew the engagement of Deloitte & Touche LLP as independent accountants for the Company and the Company engaged Arthur Andersen, L.L.P. as independent accountants to audit and report upon the Company's financial statements for the current fiscal year ending July 2, 2000. The determination by management and the Audit Committee not to renew the engagement of Deloitte & Touche LLP was approved by the Board of Directors.

At the end of fiscal 1998 and in October 1999 Deloitte & Touche LLP verbally reported to the Audit Committee and senior management that the Company needed to improve certain aspects of its internal control structure and accounting operations to ensure the filing of its financial statements on a reliable and timely basis. Under standards established by the American Institute of Certified Public Accountants these matters were considered by Deloitte & Touche LLP to be reportable conditions and material weaknesses when viewed in the aggregate. The Company has taken action on the recommendations received from Deloitte & Touche LLP.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

Directors of the Registrant

Incumbent Directors

The following table sets forth certain information regarding current members of the Board of Directors:


                                                  Principal                Director   Expiration
           Name               Age                Occupation                  Since    of Term    Class
---------------------------  ------  ------------------------------------  ---------- --------- ---------

William H. Baumhauer          52        Chairman, President and Chief      June 1999    2001       II
                                      Executive Officer of the Company

Timothy R. Barakett           35     Chairman of Atticus Capital, L.L.C.   March 1999   2000       I

James Goodwin                 44           Independent Consultant          March 1999   2000       I

Nathaniel P.J.V. Rothschild   29            President of Atticus           August 1999  2001       II
                                               Capital, L.L.C.

Alan D. Schwartz              50         Senior Managing Director of       May 1997     2000       III
                                         Corporate Finance for Bear,
                                             Stearns & Co., Inc.

The name, age and principal occupation during the past five years and other information concerning each director are set forth below:

William H. Baumhauer has served as a Director and Chairman of the Board of Directors since August 23, 1999, and as President and Chief Executive Officer since June 24, 1999. Mr. Baumhauer also held these positions with the Company or its predecessors from September 1988 until July 24, 1998, when he left the Company to serve as President and Chief Operating Officer of Planet Hollywood International, Inc., a position he held until his return to the Company on June 24, 1999. Subsequent to his return to the Company, on October 12, 1999, Planet Hollywood filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Timothy R. Barakett, 35, has been the Chairman of Atticus Capital, L.L.C., a private investment management company and an affiliate of Atticus Partners, since October 1995. From June 1993 until March 1995, Mr. Barakett was a Managing Director at Junction Advisors, Inc. a private investment management company. Mr. Barakett also serves as a director of RIT Capital Partners plc., and Groupe Andre, SA.

James Goodwin, 44, has been a private investor since 1998. From 1990 until February 1998, Mr. Goodwin was a Managing Director at Gleacher Natwest, Inc., an investment banking company. Mr. Goodwin also serves as a Director for Kiewet Materials Company located in Omaha, Nebraska.

Nathaniel P.V.J. Rothschild, 29, has been President of Atticus Capital, L.L.C. since January 2000, and member of Atticus Capital, L.L.C., a private investment management company and an affiliate of Atticus Partners, since March 1996. From March 1995 to March 1996 was a Financial Analyst at Gleacher Natwest, Inc., an investment banking company. Mr. Rothschild is the Chairman and Director of Groupe Andre, SA.

Alan D. Schwartz, 50, has served as a Director of the Company or its predecessors since September 1988 and served as a Director of Fuddruckers, Inc. from September 1984 until its merger with DAKA in 1988. Mr. Schwartz is Senior Managing Director-Corporate Finance of Bear, Stearns & Co., Inc., and a Director of its parent The Bear Stearns Companies, Inc. He has been associated with such investment banking firms for more than five years. Mr. Schwartz is also a Director of Young & Rubicam, Inc., Atwood Richards, Inc., St. Vincent's Services, the American Foundation for AIDS Research, the New York Blood Center and NYU Medical Center and a member of the Board of Visitors of the Fuqua School of Business at Duke University.

Meetings and Committees

The Board of Directors of the Company has a Compensation Committee, a Nominating Committee and an Audit Committee. During the fiscal year 2000, the Board of Directors held seven meetings and the Audit Committee held four meetings. The Nominating Committee and the Compensation Committee did not meet separately, as their duties were performed at meetings of the full Board of Directors. Each director attended 75% or more of the aggregate of (a) the total number of meetings of the board of Directors during fiscal year 2000, and (b) the total number of meetings held by all committees of the Board of Directors on which such director served during fiscal year 2000. The Audit Committee has the responsibility of selecting the Company's independent auditors and communicating with the Company's independent auditors on matters of auditing and accounting. The Audit Committee is currently composed of Mr. Barakett, Mr. Goodwin and Mr. Rothschild.

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

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:

Name                       Age   Position

William H. Baumhauer       52    Director, Chairman of the Board of Directors,
                                 President and Chief Executive Officer

Donna L. Depoian           40    Vice President, General Counsel and Secretary

Frederick J. Dreibholz     45    Vice President, Chief Financial Officer,
                                  and Treasurer

William H. Baumhauer has served as a Director and Chairman of the Board of Directors since August 23, 1999, and as President and Chief Executive Officer since June 24, 1999. Mr. Baumhauer also held these positions with the Company or its predecessors from September 1988 until July 24, 1998, when he left the Company to serve as President and Chief Operating Officer of Planet Hollywood International, Inc., a position he held until his return to the Company on June 24, 1999. Subsequent to his return to the Company, on October 12, 1999, Planet Hollywood filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

Frederick J. Dreibholz has served as Vice President, Chief Financial Officer and Treasurer since October 1999. From April 1997 to November 1998, he served as Chief Financial Officer of Unique Casual Restaurants, Inc. and Sforza Enterprises, Inc. From November 1987 to April 1997, he served as Chief Financial Officer of Flik International Corp. From June 1977 to April 1987, he held various management and finance positions with Sky Chefs. From November 1998 to October 1999, Mr. Dreibholz acted as a consultant to numerous restaurant and food service clients in South Florida and New York City.

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference to the section captioned "Executive Compensation" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The  information  required  by this Item is  incorporated  by  reference  to the
section  captioned   "Security   Ownership  of  Certain  Beneficial  Owners  and
Management" contained in the Proxy Statement.

Item 13.    Certain Relationships And Related Transactions.

The information required by this Item is incorporated by reference from the sections captioned "Certain Relationship and Related Transactions" contained in the Proxy Statement.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.      Financial Statements:

        Reports of Independent Auditors

        Consolidated Balance Sheets - July 2, 2000 and June 27, 1999

        Consolidated Statements of Operations - Fiscal years ended July 2, 2000, June 27, 1999, and June 28, 1998

        Consolidated Statements of Cash Flows - Fiscal years ended July 2, 2000, June 27, 1999 and June 28, 1998

        Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended July 2, 2000, June 27, 1999 and June 28, 1998

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

**2.4 Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.5 Stock Purchase Agreement, dated as of March 18, 1996, by and among Casual Dining Ventures, Inc., DAKA, Champps Development Group, Inc., Steven J. Wagenheim, Arthur E. Pew, III, PDS Financial Corporation, Douglas B. Tenpas and certain other stockholders of Americana Dining Corp. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.6 Asset Purchase Agreement, dated March 18, 1996, between Americana Dining Corp., as Seller, and New Brighton Ventures, Inc., as Buyer. Pursuant to
        Item 601(b)(2) of Regulation S-K, the Schedules to the Asset Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.7 Stock Purchase Agreement, dated as of March 29, 1996, by and among DAKA, The Great Bagel & Coffee Franchising Corp., GBC Credit Company, Gemini Production Facility, Inc., The Great Bagel & Coffee Company, Mark C. Gordon, Brian H. Loeb, Jason R. Olivier, Michael F. Zerbib, Nicholas D. Zerbib, and Thierry E. Zerbib. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

**2.8 Stock Purchase Agreement, dated as of March 31, 1996, by and among Casual Dining Ventures, Inc., DAKA and Edgebrook, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase
        Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

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

*4.1    Specimen Stock Certificate for shares of the UCRI Common Stock.

*10.1 Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent.

*10.2 Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent.

*10.3 Stock Purchase Agreement, dated as of May 26,1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA.

*10.4   Form of the Company's 1997 Stock Option and Incentive Plan.

*10.5   Form of the Company's 1997 Stock Purchase Plan.

*10.6 Form of Indemnification Agreement, by and between the Company and directors and officers of DAKA.

**10.7 Third Amended and Restated Registration Rights Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Income L.P., Howdy S. Kabrins, La Salsa, Inc., Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for the Crown Trust, Theodore H. Ashford, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company as Master Trustee for Hughes Aircraft Retirement Plans, Charles A. Lynch, Sienna Limited Partnership I, Sienna Limited Partnership II, Sienna Holdings, Inc., as Nominee, InterWest Partners IV, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

**10.8 Fourth Amended and Restated Restricted Stock Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., Howdy S. Kabrins, La Salsa, Inc., InterWest Partners IV, Sienna Holding, Inc., Sienna Limited Partnership I, Charles A. Lynch, Theodore H. Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for The Crown Trust, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company, as Master Trustee, for Hughes Aircraft Retirement Plans, FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

**10.9 La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co.

**10.10 Severance,  Non-Competition and Confidentiality  Agreement,  dated as of
        March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

**10.11 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

10.12 Separation Agreement, dated as of February 2, 1998, by and among Dean P. Vlahos, the Company and Champps.

10.13 Asset Purchase Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

10.14 Champps Restaurant Development Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps.

10.15 Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc.

10.16 Employment Agreement, dated as of June 24, 1999, by and between Unique Casual Restaurants, Inc. and William H. Baumhauer.

10.17 Termination Agreement and General Release, dated July 21, 1999, by and between Champps Entertainment, Inc., Champps Operating Corporation and Donald C. Moore.

10.18   Non-negotiable  Promissory Note, dated August 2, 1999, payable by Donald
        C. Moore to Champps Entertainment, Inc.

10.19 Asset Purchase Agreement, dated April 6, 2000, made by and between Prairie Restaurant Group, Inc. and Champps Operating Corporation.

10.20   Asset Purchase Agreement,  dated April 6, 2000, made by and between Dean
        P. Vlahos and the Breagan Investment Group, Inc. and Champps Operating Corporation.

21.1    Subsidiaries of the Company.

23.1    Consent of Arthur Andersen, LLC

23.2    Consent of Deloitte & Touche LLP

24.1    Powers of Attorney.

* Incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

** Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

D.      Reports on Form 8-K

Not applicable.

                                   SIGNATURES

Pursuantto the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPPS ENTERTAINMENT, INC.
                                  (Registrant)

                                    By:  /s/William H. Baumhauer
                                    William H. Baumhauer
                                    Chairman of the Board, President and
                                    Chief Executive Officer

                                    Date:  September 28, 2000

                                    By: /s/Frederick J. Dreibholz
                                    Frederick J. Dreibholz
                                    Vice President, Chief Financial Officer

                                  and Treasurer

                                    Date:  September 28, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

      Signature                        Title

      William H. Baumhauer             Chairman of the Board

      Timothy Barakett*                Director

      James Goodwin*                   Director

      Nathaniel Rothschild*            Director

      Alan D. Schwartz*                Director

      *By: /s/Frederick J. Dreibholz   Date:  September 28, 2000
      Frederick J. Dreibholz
      Vice President, Chief Financial Officer and Treasure

                    Report of Independent Public Accountants

To:   Champps Entertainment, Inc.

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Champps
Entertainment, Inc. and subsidiaries as of July 2, 2000 and the related consolidated statement of operations, cash flows and changes in shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly the consolidated financial position of Champps Entertainment, Inc. and subsidiaries as of July 2, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado,
September 5, 2000.
(except Note 13 as to which
the date is September 20, 2000)

INDEPENDENT AUDITORS' REPORT

Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheet of Champps Entertainment, Inc. and subsidiaries (formerly Unique Casual Restaurants, Inc.) as of June 27, 1999 and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the two years in the period ended June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of June 27, 1999 and the results of their operations and their cash flows for each of the two years in the period ended June 27, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Boston, Massachusetts
October 1, 1999

                           Champps Entertainment, Inc.

                           Consolidated Balance Sheets

                      As of July 2, 2000 and June 27, 1999
                                 (In thousands)

                                                              2000         1999
                                                             -----         -----

ASSETS
Current assets:

   Cash and cash equivalents                              $  4,373     $  7,240
   Restricted cash, current                                    437          397
   Accounts receivable, net                                  1,512        1,288
   Inventories                                               2,022        1,205
   Prepaid expenses and other current assets, net            1,320        1,637
   Net assets held for sale                                    452        1,665
                                                          --------     --------
     Total current assets                                   10,116       13,432

Restricted cash, non-current                                     -        2,596
Property and equipment, net                                 52,555       36,096
Investment                                                       -        2,748
Goodwill                                                     3,825            -
Other assets, net                                              597        2,270
                                                          --------     --------
   Total assets                                           $ 67,093     $ 57,142
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $  4,507     $  5,264
   Accrued expenses                                          7,520        8,679
   Current portion of capital lease obligations              1,873        1,843
   Current portion of notes payable                            657          167
                                                          --------     --------
     Total current liabilities                              14,557       15,953
Capital lease obligations, net of current portion            2,191        4,064
Notes payable, net of current portion                       14,603           83
Other long-term liabilities                                  5,620        9,223
                                                          --------     --------
     Total liabilities                                      36,971       29,323
                                                          --------     --------

Commitments and contingencies (Note 12 and 13)

Shareholders' equity:
   Common stock ($.01 par value per share; authorized 30,000 shares and 11,659 and 11,647 issued and outstanding at July 2,

     2000 and June 27, 1999, respectively)                     117          116
   Additional paid-in capital                               79,389       79,360
   Accumulated deficit                                     (49,384)     (51,657)
                                                          --------     --------
     Total shareholders' equity                             30,122       27,819
                                                          --------     --------
      Total liabilities and shareholders' equity          $ 67,093     $ 57,142
                                                          ========     ========


      The accompanying notes are an integral part of these balance sheets.


                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED  STATEMENTS OF OPERATIONS  Fiscal Years Ended
        July 2, 2000, June 27, 1999 and June 28,1998

                      (In thousands, except per share data)

                                                      2000        1999        1998
                                                    --------    --------    ---------
Revenues:
   Sales                                           $ 108,312   $  87,392    $  76,711
   Franchising and royalty, net                          802         558          989
                                                   ---------   ---------    ---------
      Total revenues                                 109,114      87,950       77,700
                                                   ---------   ---------    ---------
Costs and expenses:
   Cost of sales and operating expenses               94,115      78,412       69,310
   General and administrative expenses                 6,804      18,998       10,804
   Depreciation and amortization                       4,072       3,441        3,080
   Impairment, exit and other charges                    460       1,305        1,436
   Gain on sale of restaurant to related party             -           -         (677)
   Other expenses (income), net                          279        (127)        (254)
   Loss of sale of marketable securities               1,034           -            -
                                                   ---------   ---------    ---------
     Total costs and expenses                        106,764     102,029       83,699
                                                   ---------   ---------    ---------
Income (loss) from continuing operations before
   cumulative effect of change in accounting for
   preopening costs                                    2,350     (14,079)      (5,999)
                                                   ---------   ---------    ---------
Loss from discontinued operations:

   Income (loss) from discontinued operations              -         910      (20,749)
   Loss on disposal of discontinued operations             -     (10,753)           -
                                                   ---------   ---------    ---------
     Loss from discontinued operations                     -      (9,843)     (20,749)
                                                   ---------   ---------    ---------
Income (loss) before cumulative effect of change
   in accounting for preopening costs                  2,350     (23,922)     (26,748)
Cumulative effect of change in accounting for
   preopening costs                                        -           -         (987)
                                                   ---------   ---------    ---------
Net income (loss) before provision for income
   taxes                                               2,350     (23,922)     (27,735)
   Provision for income taxes                             77           -            -
                                                   ---------   ---------    ---------
Net income (loss)                                  $   2,273   $ (23,922)   $ (27,735)
                                                   =========   =========    =========

Basic income (loss) per share:
   Income (loss) before discontinued operations
     and cumulative effect of accounting change    $    0.20   $   (1.21)   $   (0.52)
   Loss from discontinued operations                       -       (0.85)       (1.81)
   Cumulative effect of accounting change                  -           -        (0.08)
                                                   ---------   ---------    ---------
     Net income (loss)                             $    0.20   $   (2.06)   $   (2.41)
                                                    =========   =========    =========

Diluted income (loss) per share:
   Income (loss) before discontinued operations
     and cumulative effect of accounting change    $    0.19   $   (1.21)   $   (0.52)
   Loss from discontinued operations                       -       (0.85)       (1.81)
   Cumulative effect of accounting change                  -           -        (0.08)
                                                   ---------   ---------    ---------
     Net income (loss)                             $    0.19   $   (2.06)   $   (2.41)
                                                   =========   =========    =========

Basic weighted average shares outstanding             11,654      11,622       11,489
                                                   =========   =========    =========

Diluted weighted average shares outstanding           11,742      11,622       11,489
                                                   =========   =========    =========

   The accompanying notes are an integral part of these financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         Fiscal                  Years  Ended  July 2, 2000,  June 27,  1999 and
                                 June 28,1998 (In thousands)


                                                                             Additional

                                                                    Common    Paid-in       Accumulated       Group
                                                     Shares         Stock     Capital         Deficit         Equity          Total
                                                     ------         -----     -------         -------         ------          -----
Balance, June 29, 1997                                    1      $      -      $      -      $      -       $ 79,053       $ 79,053
Net liabilities contributed by                            -
   former Parent                                          -             -             -             -         (1,528)        (1,528)
Common stock issued in                                    -
   connection with distribution                           -
   by former Parent                                  11,425           114        77,411             -        (77,525)             -
Common shares issued                                    167             2           606             -              -            608
Net loss                                                  -             -             -       (27,735)             -        (27,735)
                                                     -------------------------------------------------------------------------------
Balance, June 28, 1998                               11,593           116        78,017       (27,735)             -         50,398
Common shares issued                                     54             -           100             -              -            100
Non-cash compensation                                     -             -         1,243             -              -          1,243
Net loss                                                  -             -             -       (23,922)             -        (23,922)
                                                     -------------------------------------------------------------------------------
Balance, June 27, 1999                               11,647           116        79,360       (51,657)             -         27,819
Common shares issued                                     12             1            29             -              -             30
Net income                                                -             -             -         2,273              -          2,273
                                                     -------------------------------------------------------------------------------
Balance, July 2, 2000                                11,659      $    117      $ 79,389      $(49,384)      $      -       $ 30,122
                                                     ===============================================================================

    The accompanying notes are an integral part of these financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED  STATEMENTS  OF CASH FLOWS Fiscal Years Ended
         July 2, 2000, June 27, 1999 and June 28,1998

                                 (In thousands)


                                                                                             2000             1999             1998
                                                                                             ----             ----             ----
Cash flows from operating activities:

Net income (loss)                                                                        $  2,273        $ (23,922)       $ (27,735)
Cumulative effect of change in accounting for preopening costs                                  -                -              987
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                          4,448            4,145           10,227
     Non-cash compensation from continuing operations                                         500              331              265
     Non-cash compensation from discontinuing operations                                        -              912                -
     Gain on sale of property and equipment                                                     -                -              (56)
     Gain on sale of restaurant to related party                                                -                -             (677)
     Loss on write-off of notes receivable                                                    146                -                -
     Impairment, exit costs and other charges                                                 460            1,305           24,625
     Loss on investment                                                                         -            2,252                -
     Loss on sale of La Salsa Investment                                                    1,034                -                -
Changes in assets and liabilities, net of dispositions:

   Restricted cash                                                                          2,556             (391)           2,398
   Changes in current assets and liabilities, net                                          (1,968)            (205)         (10,980)
   Changes in other long-term assets and liabilities, net                                  (1,639)           1,470            2,473
                                                                                         --------         --------         --------

     Net cash provided by (used in) operating activities                                    7,810          (14,103)           1,527
                                                                                         --------         --------         --------
 Cash flows from investing activities:

Net proceeds from sale of discontinued operations                                               -           33,068                -
Proceeds from sale of La Salsa Investment                                                   1,714                -                -
Purchase of property and equipment                                                        (13,929)         (10,391)          (7,318)
Purchase of restaurants from franchisees                                                  (11,350)               -                -
Proceeds from sale of restaurant to related party                                               -                -            1,515
Net proceeds from net assets held for sale                                                    768                -                -
                                                                                         --------         --------         --------
    Net cash (used in) provided by investing activities                                   (22,797)          22,677           (5,803)
                                                                                         --------         --------         --------
Cash flows from financing activities:

Proceeds from issuance of common stock                                                         30              100              343
Repayment of debt                                                                          (2,410)          (1,811)          (1,865)
Proceeds from equipment financing                                                               -            1,023            3,642
Proceeds from mortgage financing                                                           14,500                -                -
                                                                                         --------         --------         --------
   Net cash provided by (used in) financing activities                                     12,120             (688)           3,458
                                                                                         --------         --------         --------

Net (decrease) increase in cash and cash equivalents                                       (2,867)           7,886             (818)

Cash and cash equivalents (overdrafts), beginning of period                                 7,240             (646)             172
                                                                                         --------         --------         --------
Cash and cash equivalents (overdrafts), end of period                                    $  4,373         $  7,240         $   (646)
                                                                                         ========         ========         ========


   The accompanying notes are an integral part of the financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Fiscal Years Ended July 2, 2000, June 27, 1999 and June 28, 1998

                (Dollars in thousands, except per share amounts)

1.    Background and Basis of Presentation

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off" or "Spin-off Transaction"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company. At July 2, 2000, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants. The Company's Champps operations serve customers in upscale restaurant settings throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements include, for various periods of time, the accounts of the Company, Champps Operating Corporation, Inc., the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). Great Bagel & Coffee ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. as discussed more fully in Note 4. The historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI") have been treated as discontinued operations for all periods. The historical DAKA International basis in the assets and liabilities of the spun-off operations transferred to the Company in connection with the transactions described in Note 2 have been recorded as the Company's initial cost basis. Significant intercompany balances and transactions have been eliminated in consolidation.

2.    Formation of the Company

On May 27, 1997, DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of
Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Offer was consummated on July 17, 1997 (the "Spin-off Transaction Date"). Immediately prior to the consummation of the Offer, pursuant to a plan of contribution and distribution as described in the Reorganization Agreement (the "Reorganization Agreement"), dated as of May 27, 1997, by and among DAKA International, Daka, the Company and Compass, DAKA International and certain of its subsidiaries made various contributions of assets and equity interests to each other in the form of dividends and capital contributions in order to divest DAKA International of its restaurant businesses which were contributed to the Company.

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

Following the consummation of the Offer, Compass merged with and into DAKA International. Pursuant to the Offer, DAKA International distributed to each holder of record shares of DAKA International common stock, one share of common stock of the Company for each share of DAKA International owned by such stockholder (the "Distribution"). No consideration was paid by DAKA International's stockholders for the shares of the Company's common stock. As a result of the Distribution, the Company ceased to be a subsidiary of DAKA International and began operating as an independent, publicly held company on July 17, 1997.

3.    Purchase of Franchised Restaurants

On June 29, 2000, the Company purchased two restaurants located in Eden Prairie and Minnetonka, Minnesota from existing franchisees. The Company paid $5,675 in cash for each of the two restaurants. Concurrent with the acquisitions, the Company entered into two separate mortgage loan agreements each in the amount of $4,750, the terms of which are described in Note 10. The Company has accounted for the acquisition of the restaurants using the purchase method in accordance with Accounting Principles Board ("APB") Opinion No. 16. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their estimated fair value. The excess of purchase price over the fair value of identifiable assets and liabilities has been recorded as goodwill. The resulting goodwill balance of $3,825 is being amortized over the estimated useful life of 20 years using the straight-line method. The allocation of purchase price is preliminary, and is subject to adjustment based upon the results of appraisals and further assessment of the fair value of assets and liabilities to be performed during the twelve month period following the acquisition.

Had the acquisition of the two franchised restaurants occurred at the beginning of fiscal year 2000, unaudited proforma revenues would have been $122,300. Unaudited proforma income would have been $2,900.

On February 2, 1998, the Company sold the Minnetonka, Minnesota Champps restaurant to a former officer and director (See Note 4).

4.    Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. (the "Buyer") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43,000 in cash, subject to certain adjustments. At the closing, the Company disbursed approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At July 2, 2000, $402 continues to be held in escrow and is reported as restricted cash. In addition, the Company paid approximately $9,000 associated with the early termination of certain leases, obtaining landlord consents to the transaction, certain litigation settlements, and legal, accounting and severance expenses. An additional $5,500 was used to settle the Company's obligations under a put/call agreement which was originally due to be paid in January 2000. The Company received approximately $2,600 in previously restricted cash balances, which were released by virtue of the Company's settling certain of the obligations discussed above. The Company also purchased two closed Fuddruckers locations and recorded assets held for sale valued at approximately $1,600. The sale was approved by a vote of the Company's shareholders on November 5, 1998.

Pursuant to the Agreement, King Cannon had 120 days from the closing date to review and propose adjustments to the portion of the estimated purchase price related to working capital. During November 1999, King Cannon sought payment for additional working capital adjustments totaling $78. As this request was received beyond the 120-day period allowed for working capital adjustments as defined in the Agreement, the Company has recognized no liability for this assertion. On April 6, 2000, King Cannon filed for arbitration for the payment of this demand. Prior to this assertion, the Company and King Cannon have adjusted the purchase price by approximately $1.5 million, including interest, for working capital adjustments. This reduction in estimated purchase price has been included in the loss from discontinued operations in the accompanying financial statements for fiscal year 1999.

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

Other Transactions

Effective July 1, 1997, the Company entered into a sale and services agreement with RCS whereby the Company sold to RCS for an aggregate purchase price of $2,300 certain data processing equipment. The purchase price was evidenced through a promissory note due June 30, 2002 which bore interest at 6% per annum. The promissory note was contributed to the Company as part of the additional capital contribution. The Company also received DAKA International's 50% interest in RCS at the Spin-off Transaction Date. The Company entered into a two-year service agreement with RCS for data processing and consulting services for an annual fee of $1,800. The Company consolidated RCS' operations through May 24, 1999, when the Company sold its 50% interest in RCS to RCS pursuant to a Stock Redemption and Debt Restructuring Agreement (the "Stock Redemption Agreement"). As part of this transaction, the Company also canceled all amounts due to the Company from RCS, including a note and accrued interest in the amount of $2,500. In consideration for its shares of RCS common stock and the cancellation of the note and accrued interest, the Company received cash in the amount of $750, certain computer equipment and software valued at approximately $142, a commitment to complete certain work in progress valued at approximately $313 without charge to the Company, a three year consulting and professional data processing agreement valued at approximately $750 without charge to the Company, cancellation of approximately $263 in accounts payable to RCS, and the release of the Company for a contingent obligation related to RCS employment of its Chief Executive Officer. The Company recorded a loss on this transaction of approximately $350 in fiscal 1999.

On February 2, 1998, the Company sold a Champps restaurant in Minnetonka, Minnesota to Dean Vlahos, a former Director of the Company and the former President and Chief Executive Officer of Champps Americana, Inc., for $2,900 representing the fair value of the restaurant based upon an independent appraisal. The purchase price was settled through a cash payment by Mr. Vlahos of $1,500 and the cancellation of Mr. Vlahos' employment contract. The Company recognized a net gain in fiscal 1998 of approximately $700 on this transaction. The Company reacquired the restaurant in 2000 (see Note 3).

5.    Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended July 2, 2000, June 27, 1999 and June 28, 1998, are referred to as 2000, 1999, and 1998, respectively. Fiscal 2000 contains 53 weeks. Fiscal 1999 and 1998 each contain 52 weeks.

Significant Estimates by the Company

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property, equipment and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for workers compensation, general liability and health insurance programs and representations and warranties provided in connection with the Spin-off Transaction and Fuddruckers Sale. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operations.

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

Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $35, $417 and $2,600 at July 2, 2000, June 27,1999 and June 28, 1998, respectively.
Such collateral commitments have expired or will during calendar 2000 and accordingly they have been classified as current assets in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares with replacements charged to expense when purchased. Approximately 80% of the Company's food products and supplies are purchased under a distribution contract with Sysco Corporation.

The components of inventories are as follows:

                                     2000        1999
                                     ----        ----
Food and liquor products            $ 830       $ 617
Smallwares                            865         292
Supplies                              327         296
                                  --------    --------
                                   $2,022      $1,205
                                  ========    ========

Prepaid Expenses and Other Current Assets

Through June 29, 1997, the Company had capitalized direct incremental pre-opening costs associated with the opening of new or the expansion and major remodeling of existing restaurants with such costs being amortized over twelve months. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5") which requires companies to expense all costs associated with pre-opening activities. The effect of adopting the provisions of SOP 98-5 during 1998 was to expense approximately $987 of capitalized costs existing at June 29, 1997, of which approximately $800 is related to continuing operations. The Company has reported this expense as a cumulative effect of an accounting change in the accompanying fiscal 1998 consolidated financial statements.

Property and Equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. As a pre-condition to the Fuddruckers Sale, in November 1998, the Company purchased certain point of sale terminals, which were on an operating lease with Fuddruckers equipment. These point of sale terminals were written down to market value, and a charge of $850 was included in general and administrative expenses in fiscal 1999. In June 1999, it was determined that the point of sale terminals would need to be replaced to accommodate new software requirements. Consequently, the estimated useful life was shortened resulting in an accelerated depreciation charge of approximately $360. The remaining value was depreciated in the first quarter of fiscal 2000 when these machines were retired. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the estimated useful life. Useful lives range from 15 to 20 years for buildings and leasehold improvements and 3 to 10 years for equipment.

Accrued Insurance Costs

The Company has purchased commercial insurance to cover workers' compensation, general liability, and various other risks for claims incurred after June 29, 1997. Through June 29, 1997, the Company was self-insured for workers' compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the Spin-off Transaction, the Company is obligated to indemnify Compass for all claims arising subsequent to the Spin-off Transaction, including claims related to employees of DAKA International not continuing with the Company after the Spin-off Transaction, that relate to events occurring prior to the Spin-off Transaction Date. The Company believes that any claims related to its obligation to further indemnify Compass after July 2, 2000 are adequately accrued.

Reserves

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company had previously recorded exit costs associated with the Company's relocation to Denver, Colorado. For the year ending July 2, 2000, certain of these reserves were reallocated to more accurately reflect revisions to estimates occurring during the period. The Company believes that these reserves are adequate but not excessive to provide for the outcome of the related contingencies. Such amounts are expected to be paid over the next several years as the amounts become known and payable. The following tables display the activity and balances relating to the reallocation of the reserves:


                                          Champps     Predecessor      Assets held      Total
                                        Obligations    Obligations      for sale       Reserves
                                        -----------    -----------      --------       --------
Balance at June 27, 1999                 $ 2,528         $ 6,643         $     -        $ 9,171
Additional expense recognition               460               -               -            460
Deductions                                (2,011)         (1,980)              -         (3,991)
Revision to estimate                        (139)           (311)            450              -
                                         -------         -------         -------        -------

Balance at July 2, 2000                  $   838         $ 4,352         $   450        $ 5,640
                                         =======         =======         =======        =======

The reserve for assets held for sale is netted against the asset held for sale value on the balance sheet. The exit and other costs and predecessor obligations reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred rent liabilities and management's estimate of the non-current portion of the liability related to the Company's workers' compensation and general liability self-insurance program and are included in the summary of reserves described above.

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

Revenue Recognition

The Company records sales from its restaurant operations and franchise and royalty fees as earned. Coupons and other discounts are recorded as a reduction of sales.

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

Amounts received in connection with such development agreements are recognized as franchise fee revenues when earned since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee for each unit opened. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. The Company recognized development fee revenues of $86 in 1998. No development fee revenues were recognized in fiscal 2000 or 1999.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $802, $558, and $903 during 2000, 1999 and 1998, respectively.

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

Prior to the Distribution, the Spun-off Operations were generally included in the consolidated U.S. Federal income tax return and certain combined and separate state and local income tax returns of DAKA International. For purposes of the 1997 financial statements, a credit in lieu of taxes has been presented as if the Company was a stand-alone taxpayer. Current income tax liabilities (assets) were considered to have been paid (received) from DAKA International and were recorded through the group equity account.

The Company has entered into an indemnification agreement, whereby the Company has agreed to indemnify Compass against all state and federal income and other tax liabilities of DAKA International for any period before the Spin-off Transaction Date as well as any tax consequences resulting from the Spin-off Transaction. The Company believes that any amounts due to Compass under this indemnification agreement after July 2, 2000 are adequately accrued.

As part of the sale of Fuddruckers, the Company agreed to indemnify the acquirer against liabilities arising from breaches of the acquisition agreement, as well as identified pre-closing liabilities, including tax liabilities. The Company believes that any amounts due to King Cannon under this indemnification agreement after July 2, 2000, are adequately accrued.

As of July 2, 2000, the Company has $2,573 accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International events occuring prior to the Spin-off Transaction Date.

Accounting for Stock-Based Compensation

The Company continues to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company discloses the required pro forma effect on results from operations and net income (loss) per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

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

Cash Flow Information

Cash payments for interest aggregated $699, $635 and $491 in 2000, 1999, and 1998, respectively.

Equity and Income (Loss) Per Share

The authorized capital stock of the Company consists of 30,000 shares of common stock, of which 11,659 and 11,647 shares were issued and outstanding as of July 2, 2000 and June 27, 1999, respectively, and 5,000 shares of preferred stock, of which no shares are issued and outstanding. Approximately 11,425 shares were issued upon the consummation of the Spin-off Transaction.

For purposes of the fiscal 1999 and 1998 earnings per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive. Had such options been included in the computation, the weighted average shares would have increased by approximately 132 shares. For purposes of the fiscal 2000 earnings per share calculation, stock options of approximately 88 have been included in the diluted computation. At July 2, 2000 the Company had approximately 1,615 options outstanding.

Impairment of Long-Lived Assets, Exit Costs and Other Charges

The Company evaluates the carrying value of long-lived assets including property, equipment and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows from the applicable operation or independent appraisal). In 2000, the Company recorded approximately $460 in exit costs against continuing operations. Included in exit costs is approximately $152 related to the termination of nine employees and the termination of the Wayzata, Minnesota lease and other obligations.

In 1999, the Company recorded approximately $1,300 in exit costs against continuing operations. Included in exit costs is approximately $250 related to the termination of fifteen employees during fiscal 2000. The Company also paid amounts related to non-severance costs in fiscal 2000.

In addition, during 1999, the Company has recorded approximately $8,100 against continuing operations of which $2,700 represents losses on the sale and write down of non-essential assets, $2,700 represents changes in estimates of continuing obligations for the Company's predecessor businesses and $2,700 represents losses on business and lease contracts. The Company recorded accrued liabilities aggregating $3,900 in connection with such charges.

In 1998, the Company recorded a provision for continuing operations of $1,400 which represents exit costs associated with closing the Great Bagel & Coffee business.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.138. SFAS No. 133 establishes standards for accounting for derivative instruments as hedging activities. The Company has determined that the adoption of SFAS No. 133, as amended by SFAS No. 138, will have no material impact on the Company's results of operations or financial condition.

6.    Investments

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. On July 16, 1999, Santa Barbara Restaurant Group ("SBRG"), a publicly held corporation, reported that it had completed the acquisition of La Salsa. In connection with this transaction, the Company exchanged all of its Series D Convertible Preferred Stock for approximately 1,278 shares of common stock of SBRG, of which approximately 121 shares have been placed in escrow to cover any claims for indemnification by SBRG in connection with this transaction. The Company recorded a loss on this transaction of approximately $2,252 in the fourth quarter of fiscal 1999. The Company accounted for the investment in SBRG in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". During 2000, the Company recorded a loss of $1,034 upon the sale of the investment.

7.    Property and Equipment

Property and equipment consist of the following:

                                                             2000          1999
                                                             ----          ----
Land                                                      $  5,092       $    -
Buildings & leasehold improvements                          33,887       22,597
Equipment                                                   21,716       18,117
Construction in progress                                     4,779        7,506
                                                           --------     --------
                                                            65,474       48,220
Accumulated depreciation and amortization                  (12,919)     (12,124)
                                                           --------     --------
                                                          $ 52,555     $ 36,096
                                                           ========     ========

8.    Other Assets

The components of other assets are as follows:

                                                        2000               1999
                                                        ----               ----
Notes receivable                                      $   25            $ 1,904
Other                                                    572                366
                                                      ------             ------
                                                      $  597             $2,270
                                                      ======             ======

Notes receivable include a note from a franchisee bearing interest at 10%, requires monthly payments and interest, and matures in 2003. As part of the RCS sale, a note payable of $750 was recorded in the fourth quarter of fiscal 1999. That note was paid in full during fiscal 2000.

9.    Accrued Expenses

The components of accrued expenses are as follows:

                                                             2000           1999
                                                             ----           ----
Salaries, wages and related taxes                          $1,447         $1,874
Accrued Taxes                                               2,761          2,305
Insurance accruals                                          1,708          2,987
Lease termination accruals                                      -          1,047
Legal expenses                                                566              -
Gift Certificates                                             197            145
Other                                                         841            321
                                                           ------         ------
                                                           $7,520         $8,679
                                                           ======         ======

10.   Long-Term Debt

The components of long-term debt are as follows:

                                                         2000              1999
                                                         ----              ----
Notes Payable                                        $ 15,260           $   250
Capital lease obligations                               4,064             5,907
                                                     --------          --------
                                                       19,324             6,157
Less current portion                                   (2,530)           (2,010)
                                                     --------          --------
   Total                                             $ 16,794          $  4,147
                                                     ========          ========

Maturities of long-term debt, including capital lease obligations, at July 2, 2000 are as follows:

                2001                                  $ 2,530
                2002                                    1,558
                2003                                    1,369
                2004                                      460
                2005                                      349
                Thereafter                             13,058
                                                     --------
                                                     $ 19,324

                                                     ========


Notes payable and capital lease obligations consist of the following:


                      Effective                                                                           Fiscal year
                      interest        Face        Current         Nature            Nature of           2000 interest
Lender                  rate         amount       Balance        of debt            collateral            expense           Maturity
------------------------------------------------------------------------------------------------------------------------------------

FINOVA                                                           Mortgage            Lombard
                       10.23%        $ 5,000      $ 4,987       Financing           resaturant             $    43       April, 2020

FINOVA                                                           Mortgage          Eden Prairie
                       10.36%          4,750        4,744       Financing           restaurant                   4         May, 2020

FINOVA                                                           Mortgage           Minnetonka
                       10.36%          4,750        4,744       Financing           restaurant                   4         May, 2020

Capital Leases                                                   Capital        Various equipment
   (See Note 12)      Various        Various        4,064         Lease      and leasehold improvements        576           Various

Notes payable to                                                   Note
former employees      Various        Various          785        Payable               N/A                      72           Various
                                                 --------                                                  -------
                                                 $ 19,324                                                    $ 699
                                                 ========                                                  =======

11.   Income Taxes

Deferred tax assets and (liabilities) are comprised of the following:

                                                 2000         1999         1998
                                                 ----         ----         ----
Current:
  Accrued expenses                           $   2,668    $  2,651     $    282
  Prepaid expenses                                (91)           -         (366)
  Other                                             -           86          526
                                             ---------   ---------     ---------
                                                 2,577       2,737          442
                                             ---------   ---------     ---------


Noncurrent:
  Net operating loss carryforwards           $ 16,083     $ 14,192     $  9,457
  Depreciation and amortization                  (905)       1,856       12,215
  Deferred income                                  62           73          268
                                             ---------    ---------    ---------
                                               15,240       16,121       21,940
                                             ---------    ---------    ---------

Less valuation allowance                     $(17,817)    $(18,858)    $(22,382)
                                             ---------    ---------    ---------
                                                    0            0            0
                                             =========    =========    =========

The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):


                                                             2000        1999        1998
                                                             ----        ----        ----

Income tax provision (benefit) computed at statutory
   federal income tax rates                                 $ 823    $ (8,372)   $ (9,707)
Adjustment related to net operating loss limitations            -      11,860           -
Non-deductible costs                                          154          36         162
(Decrease) increase in the valuation allowance             (1,041)     (3,524)      7,298
State Income Tax Provision                                     77           -           -
Other, net                                                     64           -       2,247
                                                         ---------  ----------  ----------

   Provision for Income Taxes                                $ 77    $      -    $      -
                                                         =========  ==========  ==========

As of July 2, 2000, the Company had federal net operating loss carryforwards of approximately $45,951, expiring at various dates through 2019. For the fiscal years ended 2000, 1999 and 1998, the Company provided a valuation allowance for the tax benefit of the deferred tax assets not expected to be utilized based on historical operating results and other available evidence. During the fiscal years ended 1998 the valuation allowance was increased by $7,300, principally as a result of the Company's losses. During 1999, the valuation allowance decreased $3,500 on a net basis due to adjustments to the Company's deferred tax assets, offset by current year operating losses. During 2000 the valuation allowance decreased $1,041 on a net basis due to adjustments to the Comapny's deferred tax assets offset by current year taxable losses.

12.   Commitments and Contingencies

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

The Company's representations and warranties contained in the Agreement survive the closing and will expire on December 31, 2000 (the "Survival Period") except that (i) representations and warranties made by the Company relating to environmental matters will survive the closing date until December 31, 2003,
(ii) representations and warranties made by the Company relating to employee matters and income taxes will survive the closing date until expiration of applicable statutes of limitations and (iii) representations and warranties made by the Company with respect to (a) the Company's power to execute the Agreement, the Company's having executed the Agreement with required corporate action and that the Agreement is valid and binding by its terms, the due organization, valid existence and good standing of the Company and Fuddruckers, (b) the representation stating the execution and delivery of the Agreement: (1) does not violate any law, order, by-law or article of incorporation of the Company of Fuddruckers; (2) does require approval of shareholders of Fuddruckers other than the Company; (3) does not result in a lien or title defect in assets or shares of Fuddruckers; or (4) does result in a claim against Fuddruckers, its assets, shares of Fuddruckers and King Cannon; and (c) the capitalization and equity securities of Fuddruckers shall survive the closing indefinitely. In addition, any covenants or agreements of the Company under the Agreement, and any and all indemnification obligations relating thereto shall survive the closing indefinitely, unless earlier expiring in accordance with their respective terms, including, without limitation, the Company's indemnification obligations with respect to covenants (i) regarding environmental matters, (ii) current pending legal proceedings; (iii) liability for taxes; (iv) sub-leases for certain Fuddruckers restaurants; (v) undisclosed contractual obligations; (vi) violation of the Company's representations and warranties in the Agreement; and (vii) obligations arising between the signing on the Agreement and the closing, lease termination amounts and rent adjustment amounts.

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

The Company and Champps Operating Corporation, Inc. are obligated to jointly and severally indemnify King Cannon and Fuddruckers and their respective affiliates from and against any losses, assessments, liabilities, claims, obligations,
damages,   costs  or  expense   which   arise  out  of  or  relate  to  (i)  any
misrepresentations  in,  breach  of  or  failure  to  comply  with  any  of  the representations, warranties, undertakings, covenants or agreements of the Company, Fuddruckers and related entities, and any affiliate of any of them contained in the Stock Purchase Agreement; (ii) any environmental matters related to Fuddruckers, its affiliates of business; (iii) any retained or undisclosed liabilities; or (iv) the Company's obligations with respect to lease termination amounts and rent adjustment amounts. With respect to the indemnification for lease termination amounts and rent adjustment amounts, the Company obtained each required consent and required estoppel from landlords prior to the closing of the sale. As a result, the Company believes the risk for a material claim for indemnification related to any environmental matters, or each of the lease termination amounts and rent adjustment amounts provisions is remote.

Further, at the closing, the Company established a $1.0 million cash escrow as a fund for payment of any claims for indemnification pursuant to the Agreement. Such escrow does not serve to limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the $1.0 million escrow is remote. As of July 2, 2000, $636 was disbursed for amounts presented to the Company by King Cannon for indemnification. Certain of these amounts are currently being disputed.

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

As part of the consideration under the Stock Purchase Agreement, each of the Company and Champps Operating Corporation agreed that, for a period of ten years following the closing date, neither will (i) directly or indirectly, own, manage, operate, finance, join, or control, or participate in the ownership, management, operation, financing or control of, or be associated as a partner or representative in connection with, any restaurant business that is in the gourmet hamburger business or whose method of operation or trade dress is similar to that employed in the operation of the "Fuddruckers" restaurants; or
(ii) directly or indirectly solicit, induce or attempt to induce any person then employed by Fuddruckers or King Cannon to enter the employ of the Company or Champps Operating Corporation, or any of their respective affiliates.

Nothing contained in the Stock Purchase Agreement limits the right of the Company or Champps to operate the business of Champps as it is currently conducted or other restaurant concepts that do not compete directly with Fuddruckers or to own less than a 5% legal or beneficial ownership in the outstanding equity securities of any publicly traded corporation.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Spin-off. In addition, the Company entered into a Post-Closing Covenants Agreement which provides for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the Spin-off Transaction Date but unidentified at such date. This indemnification began to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Pursuant to the terms of the Spin-off Transaction, the Company assumed the existing lease obligations and purchase commitments of DAKA International consisting principally of the corporate headquarters in Danvers, Massachusetts which expires during 2001. In 2000, the Company exited this location and paid a lease termination penalty of $758.

Leases

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

In December 1995, Champps obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, the Company would sell and lease-back from AEI, Champps restaurants to be constructed and would pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price would be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment expired on December 31, 1998. The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the Consumer Price Index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of Champps. As of July 2, 2000, eight Champps restaurants had been fully funded under this commitment and none had been partially funded.

Future minimum lease payments pursuant to leases with non-cancelable lease terms in excess of one year at July 2, 2000 are as follows:

                                                         Operating       Capital
Fiscal Years Ending                                       Leases         Leases
-----------------------------------------                ---------       -------

2001                                                    $   6,716      $   2,150
2002                                                        6,699          1,320
2003                                                        6,578            996
2004                                                        6,551             63
2005                                                        6,479              -
Thereafter                                                 71,796              -
                                                        ---------      ---------
Total future minimum lease payments                     $ 104,819          4,529
                                                        =========
Less amount representing interest                                          (465)
                                                                       ---------
Present value of future minimum lease payments                         $   4,064
                                                                       =========

Total rent expense in 2000, 1999 and 1998 approximated $7,055, $6,509 and $4,315, respectively. Contingent rentals included in rent expense are not material for the periods presented.

Included in property and equipment in 2000, 1999 and 1998 are approximately $9,300, $9,300 and $9,300, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was approximately $5,000, $3,700 and $2,400, respectively.

13.  Litigation

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $187 in compensatory damages and $4,813 in punitive damages based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On March 28, 2000, DAKA International filed post-trial motions, including motions to reduce the damage awards, for judgment not withstanding the verdict, or in the alternative, for a new trial. These motions were subsequently denied by the court. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis, and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

14.   Stock Options and Employee Benefit Plans

Stock Options

On July 17, 1998, the Company adopted a stock option and restricted stock plan for the benefit of the employee and non-employee directors of the Company whereby the Company authorized and reserved for issuance 1,250 shares of common stock. In connection with the Spin-off Transaction, each outstanding option held by a Company employee to acquire DAKA International common stock was converted into an option to acquire one share of common stock of the Company and one share of common stock of DAKA International (the "Adjusted Options"). The exercise prices of the Adjusted Options were determined such that each option holder will remain in an equivalent economic position before and after the Spin-off Transaction.

On November 4, 1999, the Company authorized and reserved for issuance 750 shares of common stock in connection with a non-qualified stock option agreement with the Company's Chief Executive Officer. The options expire on June 30, 2001 and are exercisable at $4.00 per share.

Through the date of the Spin-off Transaction, the Company's employees participated in various incentive and non-qualified stock option plans sponsored by DAKA International (the "Plans"). The Plans provided for the granting of options for terms of up to ten years to eligible employees at exercise prices equal to the fair market value of the DAKA International common stock on the date of the grant. In recognition of the terms of stock option plans, on November 24, 1998, with the sale of Fuddruckers, all outstanding stock option grants became fully vested. All option grants held by employees who transferred to King Cannon as part of the Fuddruckers sale expired at the end of February 1999.

The Company has granted options to its executive officers, managers and directors in the corporate office, the regional directors of operations and the general manager of the restaurants. In addition, options have been granted to the corporate office employees below the level of manager and director.

The following table presents activity under the Company's stock option plan:

                                                        Weighted     Weighted
                                                         Average   Average Grant

                                        Number of       Exercise     Date Fair
                                         Options          Price       Value
                                        ---------       --------   -------------
Outstanding at June 28, 1998               851,230     $   5.11
    Granted                              1,028,500         5.79       $   1.70
    Exercised                              (35,150)        1.48
    Forfeited                           (1,026,905)        6.57
                                        -----------    --------
Outstanding at June 27, 1999               817,675         5.12
    Granted                                963,750         4.00           2.94
    Exercised                                    -       N/A
    Forfeited                             (165,975)        5.71
                                        -----------    --------
Outstanding at July 2, 2000              1,615,450     $   4.39
                                        ===========    ========

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                                        Weighted
                                                                         Average

                                                 Options      Excercisable
                                               Exercisable       Price
                                              ------------   ------------

          June 28, 1998                           246,265     $     3.16

          June 27, 1999                           817,675           5.12

          July 2, 2000                            715,950           4.89


The following table sets forth information regarding options outstanding at July 2, 2000:


                                                   Weighted Average                      Weighted Average
   Number of      Range of      Weighted Average      Remaining       Number Currently  Price for Currently
    Options        Prices           Price          Contractual Life     Exercisable        Exercisable
----------------------------------------------------------------------------------------------------------

    193,500      $1.21 - 2.41      $   1.95               1               193,500            $   1.95
    967,000       4.00 - 4.86          4.03               9                67,500                4.38
     64,500       5.12 - 5.85          5.22               5                64,500                5.22
    383,000       6.03 - 6.72          6.34               2               383,000                6.34
      7,450      7.00 - 13.80          8.23               4                 7,450                8.23



The Company applies APB Opinion No. 25 to account for various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if compensation cost for stock option grants issued to Company employees during 2000, 1999 and 1998 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net income (loss) and pro forma net income (loss) per share would have been decreased/increased to the pro forma amounts shown below:

                                            2000           1999            1998
                                            ----           ----            ----
Net income (loss):
   As reported                           $ 2,273       $(23,922)       $(27,735)
   Proforma                                1,314        (24,532)        (28,869)
Net income (loss) per share:

   As reported                           $  0.20       $  (2.06)       $  (2.41)
   Proforma                                 0.11          (2.11)          (2.51)


The pro forma net income (loss) reflects the compensation cost only for those options granted during 2000, 1999 and 1998. Compensation cost is reflected over a stock option's vesting period and compensation cost for options granted prior to July 2, 1995 is not considered.

The fair value of each stock option granted in 2000, 1999 and 1998 under DAKA International stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                        Weighted      Average

                      Average Risk   Expected                    Dividend
                       Free Rate       Life       Volatility       Yield
                      ------------   --------     ----------     --------

          1998          5.360%        4 Years       14.73%         0.00%

          1999          5.720%        2 Years       53.44%         0.00%

          2000          5.710%        4 Years       80.14%         0.00%



The weighted-average fair values per share of stock options granted during 2000, 1999 and 1998 were $0.95, $5.79 and $2.14, respectively. It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used and the model applied to value the awards yields a reasonable estimate of the fair value of the grants made under the circumstances.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees of the Company may participate in quarterly offerings of shares made by the Company. The participating employees purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2000, employees purchased approximately 12,000 shares for a total of $30.

Shareholders' Rights Plan

On January 30, 1998, the Company adopted a Shareholder Rights Plan designed to enhance the Company's ability to protect all of its shareholders' interests and ensure that all shareholders receive fair treatment in the event of any potential sale of the Company. On December 8, 1999 the Company's Board of Directors approved the termination of Champps' Shareholder Rights Plan, effective on that date.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. Both plans enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the 401(k) Plan have been determined by the Board for fiscal 2000, 1999 and 1998, and by DAKA International before the Spin-off Transaction. The Company's contribution to the Plan for fiscal years 2000, 1999 and 1998 were $40, $30 and $65, respectively.

15.   Fair Value of Financial Instruments

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

16.   Related Party Transactions

The Company's Chief Executive Officer received various below market stock option grants in fiscal 1999. The options were an extension of options previously granted and recorded in prior periods. The extension was awarded upon the Chief Executive Officer's return to the Company. Non-cash compensation expense related to these grants aggregated $1,243.

Fiscal 1999 results included a $150 payment made to Atticus Partners, L.P., a related party, as part of a proxy settlement. These expenses were a partial reimbursement of legal expenses.

In fiscal 1999, Bear Stearns & Co. Inc., Inc., the employer of Alan Schwartz, member of the Company's Board of Directors, received a fee of approximately $1,800 for services related to the 1997 Spin-off Transaction. In fiscal 1999, Bear Stearns provided services related to the Company's financial and strategic alternatives.

In fiscal 2000, Bear Stearns & Co., received payment of $50 for out-of-pocket expenses associated with these services provided and accrued in fiscal 1999.

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