Form 10-Q
period 2000-10-01
CHAMPPS ENTERTAINMENT INC/ MA
filed 2000-11-15
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: |_|

Number of shares of Common Stock, $.01 par value, outstanding at November 6, 2000: 11,871,527.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                      October 1,      July 2,
                                                         2000           2000
                                                     -------------   -----------
ASSETS:
Current assets:
   Cash and cash equivalents                              $ 6,068      $  4,373
   Restricted cash, current                                   445           437
   Accounts receivable, net                                 1,846         1,512
   Inventories                                              1,935         2,022
   Prepaid expenses and other current assets, net           1,381         1,320
   Net assets held for sale                                   -             452
                                                     -------------   -----------
     Total current assets                                  11,675        10,116

Property and equipment, net                                52,545        52,555
Goodwill                                                    3,777         3,825
Other assets, net                                           1,122           597
                                                     -------------   -----------
   Total assets                                          $ 69,119      $ 67,093
                                                     =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                      $  4,520      $  4,507
   Accrued expenses                                         8,066         7,520
   Current portion of capital lease obligation              1,461         1,873
   Current portion of note payable                            538           657
                                                     -------------   -----------
     Total current liabilities                             14,585        14,557
Capital lease obligation, net of current portion            1,966         2,191
Note payable, net of current portion                       14,999        14,603
Other long-term liabilities                                 5,300         5,620
                                                     -------------   -----------
     Total liabilities                                     36,850        36,971
                                                     -------------   -----------

Commitments and contingencies (Note 3 and 5)

Stockholders' equity:
   Common stock ($.01 par value per share;
     authorized  30,000 shares and 11,860
     and 11,659 issued and outstanding at
     October 1, 2000 and July 2, 2000, respectively)          118           117
   Additional paid-in capital                              79,837        79,389
   Accumulated deficit                                    (47,686)      (49,384)
                                                     -------------   -----------
     Total stockholders' equity                            32,269        30,122
                                                     -------------   -----------
      Total liabilities and stockholders' equity         $ 69,119      $ 67,093
                                                     =============   ===========


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months Ended October 1, 2000 and October 3, 1999 (Dollars in
                        thousands, except per share data)

                                   (Unaudited)

                                                            Three Months Ended
                                                         -----------------------
                                                         October 1,  October 3,
                                                           2000         1999
                                                         ----------  -----------
Revenues:
   Sales                                                  $ 32,910     $ 25,489
   Franchising and royalty, net                                173          183
                                                         ----------  -----------
   Total revenues                                           33,083       25,672
                                                         ----------  -----------

Costs and expenses:
Restaurant operating expenses:
   Product costs                                             9,521        7,517
   Labor costs                                              10,633        8,697
   Other operating expenses                                  4,802        4,064
   Occupancy                                                 2,637        2,298
   Preopening                                                  243          711
   Depreciation and amortization                             1,388        1,081
                                                         ----------  -----------
     Total restaurant operating expenses                    29,224       24,368
General and administrative expenses                          1,759        1,798
Exit and other costs                                             -          460
                                                         ----------  -----------
Total costs and expenses                                    30,983       26,626
                                                         ----------  -----------
Income (loss) from operations                                2,100         (954)
Other expense, net                                             312          167
                                                         ----------  -----------
   Net income (loss) before taxes                            1,788       (1,121)
Provision for Income Taxes                                      90            -
                                                         ----------  -----------
     Net income (loss) after taxes                        $  1,698    $  (1,121)
                                                         ==========  ===========

Basic income (loss) per share:                            $   0.15    $   (0.10)
                                                         ==========  ===========

Diluted income (loss) per share:                          $   0.14    $   (0.10)
                                                         ==========  ===========

Basic weighted average shares outstanding                   11,681       11,651

Diluted weighted average shares outstanding                 11,981       11,651


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended October 1, 2000 and October 3, 1999
                             (Dollars in thousands)
                                   (Unaudited)

                                                           October 1, October 3,
                                                              2000       1999
                                                          ---------  ----------
Cash flows from operating activities:

Net income (loss)                                          $  1,698    $ (1,121)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                            1,528       1,153
     Gain on sale of asset held for sale                        (72)          -
     Loss on disposal of property and equipment                   4           -
     Impairment, exit costs and other charges                     -         460
Changes in assets and liabilities, net of dispositions:

   Restricted cash balances                                      (8)        205
   Changes in current assets and liabilities, net               251        (802)
   Changes in other long-term assets and liabilities, net      (499)      1,510
                                                           ---------  ----------
     Net cash provided by operating activities                2,902       1,405
                                                           ---------  ----------

Cash flows from investing activities:

Purchase of property and equipment                           (1,474)     (4,915)
Net proceeds from net assets held for sale                      524         768
                                                           ---------  ----------
   Net cash used in investing activities                       (950)     (4,147)
                                                           ---------  ----------

Cash flows from financing activities:

Proceeds from issuance of common stock                          103          14
Repayment of debt                                              (860)       (536)
Proceeds from tenant improvement note payable                   500
                                                           ---------  ----------
   Net cash used in financing activities                       (257)       (522)
                                                           ---------  ----------

Net increase (decrease) in cash and cash equivalents          1,695      (3,264)

Cash and cash equivalents, beginning of period                4,373       7,242
                                                           ---------  ----------
Cash and cash equivalents, end of period                   $  6,068    $  3,978
                                                           =========  ==========

Non-cash exercise of common stock options                  $    347    $      -
                                                           =========  ==========
   (See note 7)


            See notes to unaudited consolidated financial statements.



                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Three Months Ended October 1, 2000
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                               Accumulated
                                                                                   Additional     Other
                                                                      Common         Paid-in   Comprehensive   Accumulated
                                                     Shares           Stock          Capital       Loss          Deficit       Total
                                                     -------         -------         -------     -------       ----------    -------

Balance, July 2, 2000                                 11,659         $   117         $79,389     $   -         $ (49,384)    $30,122

Common shares issued                                       9             -                30         -               -            30
Stock options                                            192               1             418         -               -           419
Net income                                               -               -               -           -             1,698       1,698
                                                     -------         -------         -------      -------      ----------    -------
Balance, October 1, 2000                              11,860         $   118         $79,837      $  -         $ (47,686)    $32,269
                                                     =======         =======         =======      =======      ==========    =======


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              Three Months Ended October 1, 2000 and March 28, 1999
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1. Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. The restaurant operations at the time of the spin-off included the Company, Champps Operating Corporation, Fuddruckers, Inc. ("Fuddruckers"), the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. Great Bagel & Coffee and CDVI ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. At October 1, 2000, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis of Presentation of Consolidated Financial Statements

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended October 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 2, 2000. The accounting policies used in preparing theses consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2. Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the three months ended October 1, 2000, stock options have been included for the diluted computation. Approximately 300,000 dilutive shares have been included in the diluted income per share computation. No adjustments were made to net income in computing diluted income per share. For purposes of the income per share calculations for the three months ended October 3, 1999, stock options have not been included for the diluted computation as the inclusion of these options would have been anti-dilutive.

Reclassifications

Certain amounts in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

3. Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow to be held for payment of certain claims for indemnification. Such escrow does not limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the balance of the escrowed amount is remote. As of October 1, 2000, a total of approximately $636 was disbursed for amounts presented to the Company by King Cannon for indemnification. Certain of these amounts are currently being disputed. The undistributed amount is reported as part of the restricted cash balance and classified as a current asset.

Restricted Cash

In connection with the sale of certain predecessor companies, the Company deposited approximately $2,500 to escrow agents to be held pending resolution of certain contingent obligations discussed further below. At October 1, 2000, $409 continues to be held in escrow and is reported as restricted cash. This amount includes funds held in connection with the sale of Fuddruckers for payment of certain claims for indemnification. The Company also has an additional $36 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka, Inc. (a former subsidiary of DAKA International, "Daka") employee $187 in compensatory damages and $4,813 in punitive damages based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis, and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

4. Exit and Other Costs

In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460 related to severance and other expenses associated with the consolidation, relocation of the headquarters to Englewood, Colorado and early termination of its headquarters' lease in Danvers, Massachusetts. As of October 1, 2000, the Company had utilized $1,576 for employee severance, relocation and lease related expenses.

5. Reserve Disclosure

The Company had previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company previously recorded exit costs associated with the Company's relocation to Denver, Colorado. The following table displays the activity and balances relating to these reserves during the three month period ended October 1, 2001:


                                                               Champps          Predecessor          Assets Held            Total
                                                             Obligations        Obligations           for Sale             Reserves
                                                            ------------       ------------          ------------         ----------
Balance at July 2, 2000                                         $   838             $ 4,352             $   450             $ 5,640

Expense (income) recognition                                        326                 -                   (72)                254
Deductions                                                         (560)               (302)               (378)             (1,240)
Revision to estimate                                                -                   -                   -                   -
                                                                -------             -------             -------             -------


Balance at October 1, 2000                                      $   604             $ 4,050                 $ -             $ 4,654
                                                                =======             =======             =======             =======


The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

6. Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $92 and $70 in the three months ended October 1, 2000 and October 3, 1999 respectively. General and administrative expenses also include amortization expense of $48 and $2 for the three months ended October 1, 2000 and October 3, 1999 respectively.

7. Stock Option Plan

During the three months ended October 1, 2000, the Company granted options to employees to acquire approximately 184,750 shares of common stock at an exercise price of $5.75 per share. Since the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements.

On September 28, 2000, the Compensation Committee of the Company's Board of Directors amended certain terms of employment of William H. Baumhauer, the Company's Chairman, President and CEO, including the extension of his employment contract through June 30, 2003 and the extension of the expiration date of his remaining options to purchase 1,009,000 shares of the Company's common stock from June 30, 2001 to June 30, 2003. Of the options extended, 750,000 have an exercise price of $4.00. Though this price was in excess of the fair market value of the Company's common stock on the date of original grant (July 1, 1999), it was below the fair market value of the Company's common stock on the date the options were extended ($4.625). The vesting date of these options was extended from December 24, 2000 to December 24, 2001 in connection with the options' extension. As a result of these changes to the options' terms, the Company will recognize compensation expense of $468 during the period from the date of extension through the new vesting date. On that same date, Mr. Baumhauer, exercised options to purchase 178,000 shares of the Company's common stock at an average price of $1.95 per share. The Compensation Committee also approved a secured loan of approximately $550 by the Company to Mr. Baumhauer to fund the exercise price of the options and the income tax liability incurred by him upon such exercise, which is based on the difference between the option exercise price and the value of the shares on the date of exercise. The loan is secured by the stock acquired upon the exercise of the options and is a full recourse personal liability of Mr. Baumhauer. The loan accrues interest at the rate of 9% per annum, payable at maturity on September 30, 2003.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2000, factors that may cause such a difference include, among others, the following: competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; the availability and terms of financing for the Company and any changes to that financing; the Company's ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice and Great Bagel & Coffee businesses; the effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps, and the Company's ability to open new restaurants consistent with its plans; the Company's ability to resolve its current litigation actions favorably; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

                              RESULTS OF OPERATIONS

Overview

The Company reported net income of $1,698 for the quarter ended October 1, 2000, compared with a net loss of $1,121, for the comparable quarter last year. Included in the net loss for the quarter ended October 3, 1999, were $460 of additional exit and other costs associated with the consolidation and relocation of the Company's corporate offices to Englewood, Colorado.

Fiscal year 2000 was a fifty-three week year. Accordingly, the quarter ended October 1, 2000 contains 13 weeks of operating results compared to 14 weeks of operating results for the first quarter of fiscal 2000.

Operations

The following table sets forth, for the periods presented, certain financial information for the Company.


                                                                         Three Months Ended
                                                                   ------------------------------
                                                                     October 1,       October 3,
                                                                       2000             1999
                                                                   -------------    -------------

 Restaurant Sales                                                    $  32,910        $  25,489
                                                                   =============    =============

Sales from Champps restaurants                                           100.0%           100.0%

    Product costs                                                        (28.9%)          (29.5%)
    Labor costs                                                          (32.3%)          (34.1%)
    Operating expenses                                                   (14.6%)          (15.9%)
    Occupancy                                                             (8.0%)           (9.0%)
    Preopening                                                             (.7%)           (2.8%)
    Depreciation and amortization                                         (4.3%)           (4.3%)
                                                                   -------------    -------------
      Restaurant contribution                                             11.2%             4.4%
                                                                   =============    =============

Restaurant contribution                                              $   3,686        $   1,121
Franchising and royalty income                                             173              183
                                                                   -------------    -------------
    Restaurant, franchising and royalty contribution                     3,859            1,304

General and administrative expenses                                      1,759            1,798
                                                                   -------------    -------------

Income (loss) from restaurant and franchising
    operations                                                       $   2,100        $    (494)
                                                                   =============    =============

Number of restaurants (end of period)
    Company-owned                                                           25               17
    Franchised                                                              13               12
                                                                   -------------    -------------
      Total restaurants                                                     38               29
                                                                   =============    =============


Sales in Company-owned restaurants increased $7,421, or 29.1%, to $32,910 for the quarter ended October 1, 2000 compared with $25,489 for the quarter ended
October 3, 1999. This increase results from the opening of additional restaurants between periods and an increase in same store sales of 1.8%.

Restaurant contribution as a percentage of sales improved 6.8% to 11.2% of sales for the quarter as compared to a year ago. This improvement was a result of operating efficiencies realized during the quarter and in improved operating margins in all areas. Restaurant contribution increased $2,565 or 228.8% for the quarter as compared to a year ago. This improvement results from increased restaurant contribution margins and increased revenues compared to the quarter of a year ago.

Restaurant franchising and royalty contribution decreased $10 for the quarter ended October 1, 2000 as compared with the comparable period last year. This decrease results from the acquisition by the Company of two formerly franchised restaurants located in Eden Prairie and Minnetonka, Minnesota and the subsequent loss of franchise income from these restaurants.

General and administrative expenses decreased $39, or 2.2%, to $1,759 for the quarter ended October 1, 2000 compared with $1,798 for the quarter ended October 3, 1999. This decrease results from a lower overhead cost structure associated with the Company's relocation to Englewood, Colorado.

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2001 and fiscal year 2000 was generally provided through available cash balances, proceeds from sale-leaseback facilities, mortgage financing and tenant improvement allowances. Capital expenditures were $1,474 and $4,915 for continuing operations, respectively, for the three months ended October 1, 2000 and October 3, 1999, respectively.

As of October 1, 2000, the Company's unrestricted cash balance was $6,068 and the restricted cash balance was $445. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2001; however, there are also significant capital expenditures anticipated during the balance of fiscal year 2001. Capital expenditures for the balance of fiscal year 2001 are anticipated to be approximately $12,526, which will be incurred primarily for the construction of new restaurants and for upgrades to existing restaurants.

For the three months ended October 1, 2000, the Company had generated cash flows from operating activities of $2,902. During the same period, the Company used net cash in financing activities of $257. This amount primarily consists of funds received from a tenant improvement note payable of $500, and the repayment of debt of $860. The Company used $950 in investing activities for the same period. This amount primarily consists of the purchase of property and equipment of $1,474 for the one Champps restaurant opened during the period and for improvements and remodeling to existing restaurants, less $524 received from the sale of a former Fuddrucker's restaurant location.

The Company has a commitment from CAPTEC Financial Group for $3,074 to consummate a sale-leaseback transaction with respect to the Company's Las Colinas, Texas, Champps Americana restaurant. The Company expects to complete this transaction in November 2000.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2001 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal settlements. These expenditures are estimated to range between $1,500 and $2,500 during the balance of fiscal year 2001.

Inflation and changing prices have had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first quarter of fiscal year 2001. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings.

      See Litigation in "Notes to Unaudited Consolidated Financial Statements."

Item 2: Changes in Securities and Use of Proceeds.

      Not Applicable

Item 3: Defaults upon Senior Securities.

      Not Applicable

Item 4: Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the security holders.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

      Not applicable

(b) Reports on Form 8-K

      On June 29, 2000, the Company acquired two Champps Americana restaurants, one located in Eden Prairie, Minnesota, and one located in Minnetonka, Minnesota, from existing fra nchisees for $11,350,000 in the aggregate. The acquisitions were financed in part with the proceeds from two loans in the aggregated amount of $9,500,000 provided by FINOVA Capital Corporation secured in part by the acquired assets.

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

                                          CHAMPPS ENTERTAINMENT, INC.
                                          (Registrant)

                                          By:  /s/William H. Baumhauer
                                          William H. Baumhauer
                                          Chairman of the Board, President and
                                          Chief Executive Officer

                                          By:  /s/ Frederick J. Dreibholz
                                          Frederick J. Dreibholz
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)

November 13, 2000