Form 10-Q
period 2000-12-31
CHAMPPS ENTERTAINMENT INC/ MA
filed 2001-01-30
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: |_|

Number of shares of Common Stock, $.01 par value, outstanding at January 25, 2001: 11,905,620.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars and share amounts in thousands)
                                   (Unaudited)

                                                      December 31,     July 2,
                                                          2000          2000
                                                     -------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                            $  8,877     $  4,373
   Restricted cash, current                                  330          437
   Accounts receivable, net                                1,674        1,512
   Inventories                                             2,000        2,022
   Prepaid expenses and other current assets, net          1,329        1,320
   Net assets held for sale                                  -            452
                                                        --------     --------
      Total current assets                                14,210       10,116

Property and equipment, net                               49,045       52,555
Goodwill                                                   3,729        3,825
Other assets, net                                          1,198          597
                                                        --------     --------
   Total assets                                         $ 68,182     $ 67,093
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                     $  3,352     $  4,507
   Accrued expenses                                        6,852        7,520
   Current portion of capital lease obligation             1,309        1,873
   Current portion of note payable                           480          657
                                                        --------     --------
     Total current liabilities                            11,993       14,557
Capital lease obligation, net of current portion           1,575        2,191
Note payable, net of current portion                      14,902       14,603
Other long-term liabilities                                5,020        5,620
                                                        --------     --------
      Total liabilities                                   33,490       36,971
                                                        --------     --------

Commitments and contingencies (Note 3 and 5)

Stockholders' equity:
   Common stock ($.01 par value per share;
   authorized  30,000 shares and 11,891
   and 11,659 issued and outstanding at
   December 31, 2000 and July 2, 2000,
   respectively)                                        $    119     $    117
   Additional paid-in capital                             80,062       79,389
   Accumulated deficit                                   (45,489)     (49,384)
                                                        --------     --------
     Total stockholders' equity                           34,692       30,122
                                                        --------     --------
      Total liabilities and stockholders' equity        $ 68,182     $ 67,093
                                                        ========     ========

            See notes to unaudited consolidated financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    Three Months and Six Months Ended December 31, 2000 and January 2, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                            Three Months Ended               Six Months Ended
                                                                          -----------------------        ------------------------
                                                                      December 31,      January 2,      December 31,     January 2,
                                                                          2000            2000              2000            2000
                                                                        -------         -------           -------         -------
Revenues
   Sales                                                                $33,910         $27,614           $66,820         $53,103
   Franchising and royalty, net                                             154             187               327             370
                                                                        -------         -------           -------         -------
   Total revenues                                                        34,064          27,801            67,147          53,473
                                                                        -------         -------           -------         -------

Costs and expenses Restaurant operating expenses:
   Product costs                                                          9,876           7,976            19,397          15,493
   Labor costs                                                           10,541           8,904            21,174          17,601
   Other operating expenses                                               5,140           4,264             9,942           8,328
   Occupancy                                                              2,729           2,342             5,366           4,640
   Preopening                                                                 7             399               250           1,110
   Depreciation and amortization                                          1,377             942             2,765           2,023
                                                                        -------         -------           -------         -------
     Total restaurant operating expenses                                 29,670          24,827            58,894          49,195
General and administrative expenses                                       1,801           1,613             3,560           3,411
Exit and other costs                                                        -               -                 -               460
                                                                        -------         -------           -------         -------
Total costs and expenses                                                 31,471          26,440            62,454          53,066
                                                                        -------         -------           -------         -------
Income from operations                                                    2,593           1,361             4,693             407
Other expense, net                                                          306              25               618             192
Loss on sale of marketable securities                                       -             1,034               -             1,034
                                                                        -------         -------           -------         -------
   Net income (loss) before taxes                                         2,287             302             4,075            (819)
Provision for income taxes                                                   90             -                 180             -
                                                                        -------         -------           -------         -------
   Net income (loss) after taxes                                        $ 2,197         $   302           $ 3,895         $  (819)
                                                                        =======         =======           =======         =======


Basic income (loss) per share:                                          $  0.19         $  0.03           $  0.33        $  (0.07)

Diluted income (loss) per share:                                        $  0.18         $  0.03           $  0.32        $  (0.07)

Basic weighted average shares outstanding                                11,875          11,653            11,778          11,652

Diluted weighted average shares outstanding                              12,373          11,684            12,169          11,652

            See notes to unaudited consolidated financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Six Months Ended December 31, 2000 and January 2, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             December 31,      January 2,
                                                                                 2000             2000
                                                                                -------         -------
Cash flows from operating activities:
Net income (loss)                                                               $ 3,895         $  (819)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                                2,918           2,189
     Gain on sale of asset held for sale                                            (72)            -
     Loss on disposal of property and equipment                                       3             -
     Loss on sale of marketable securities                                          -             1,034
     Impairment, exit costs and other charges                                       -               460
     Non-cash compensation                                                           97             -
Changes in assets and liabilities, net of dispositions:
   Restricted cash balances                                                         107             173
   Changes in current assets and liabilities, net                                (1,975)         (4,409)
   Changes in other long-term assets and liabilities, net                          (865)            (77)
                                                                                -------         -------
     Net cash provided by (used in) operating activities                          4,108          (1,449)
                                                                                -------         -------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                         -             1,714
Purchase of property and equipment                                               (2,335)         (8,151)
Net proceeds from net assets held for sale                                          524             768
                                                                                -------         -------
   Net cash used in investing activities                                         (1,811)         (5,669)
                                                                                -------         -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                              234              14
Repayment of debt                                                                (1,558)           (912)
Proceeds from sale-leaseback transaction                                          3,031           3,616
Proceeds from tenant improvement note payable                                       500             -
                                                                                -------         -------
   Net cash provided by financing activities                                      2,207           2,718
                                                                                -------         -------

Net increase (decrease) in cash and cash equivalents                              4,504          (4,400)
Cash and cash equivalents, beginning of period                                    4,373           7,240
                                                                                -------         -------
Cash and cash equivalents, end of period                                        $ 8,877         $ 2,840
                                                                                =======         =======

Non-cash exercise of common stock options - Note 7                              $   347         $   -
                                                                                =======         =======

            See notes to unaudited consolidated financial statements.


                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 31, 2000
                             (Amounts in thousands)
                                   (Unaudited)

                                                                 Additional
                                                      Common       Paid-in    Accumulated
                                         Shares        Stock       Capital      Deficit       Total
                                        --------     --------     --------     --------     --------
Balance, July 2, 2000                     11,659         $117      $79,389     $(49,384)     $30,122

Common shares issued                           9          -             30          -             30
Stock options                                192            1          418          -            419
Net income                                   -            -            -          1,698        1,698
                                        --------     --------     --------     --------     --------
Balance, October 1, 2000                  11,860         $118      $79,837     $(47,686)     $32,269
                                        ========     ========     ========     ========     ========

Common shares issued                          11          -             43          -             43
Stock options                                 20            1           85          -             86
Recognition of non-cash
    compensation                             -            -             97          -             97
Net income                                   -            -            -          2,197        2,197
                                         -------     --------     --------     --------     --------
Balance, December 31, 2000                11,891         $119      $80,062     $(45,489)     $34,692
                                         =======     ========     ========     ========     ========


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     Three Months and Six Months Ended December 31, 2000 and January 2,2000
                   (Amounts in thousands, except share data)
                                   (Unaudited)

1. Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. The restaurant operations at the time of the spin-off included the Company, Champps Operating Corporation, Fuddruckers, Inc. ("Fuddruckers"), the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. Great Bagel & Coffee and CDVI ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. At December 31, 2000, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis of Presentation of Consolidated Financial Statements

These consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months ended October 1, 2000, and the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 2, 2000. The accounting policies used in preparing theses consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2. Significant Accounting Policies

Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the six months ended December 31, 2000, stock options have been included for the diluted computation. Approximately 391,000 dilutive shares have been included in the diluted income per share computation. For purposes of the income per share calculations for the quarter ended December 31, 2000, stock options have been included for the diluted computation. Approximately 498,000 dilutive shares have been included in the diluted income per share computation. No adjustments were made to net income in computing diluted income per share.

Reclassifications

Certain amounts in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

3. Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow as a fund to be held for payment of certain claims for indemnification. Such escrow does not limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the balance of the escrowed amount is remote. As of December 31, 2000, a total of approximately $756 was disbursed for amounts presented to the Company by King Cannon for indemnification. The undistributed amount is reported as part of the restricted cash balance and classified as a current asset. Pursuant to the indemnification agreement, the balance in the restricted cash account was to be distributed to Champps after December 31, 2000. On January 4, 2001, the Company received $295, the undistributed balance in the restricted cash account. Interest in the amount of $51 was earned on the restricted cash balances during the period these balances were maintained.

Restricted Cash

At December 31, 2000, $295 is reported as restricted cash. This amount includes funds held in connection with the sale of Fuddruckers for payment of certain claims for indemnification explained above. The Company also has an additional $35 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka, Inc. (a former subsidiary of DAKA International, "Daka") employee $187 in compensatory damages and $4,813 in punitive damages based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA, Inc. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis, and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

4. Exit and Other Costs

In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460 related to severance and other expenses associated with the consolidation, relocation of the headquarters to Englewood, Colorado and early termination of its headquarters' lease in Danvers, Massachusetts. As of December 31, 2000, all costs associated with the relocation to Englewood, Colorado have been paid and no additional costs are anticipated.

5. Reserve Disclosure

The Company had previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company previously recorded exit costs associated with the Company's relocation to Denver, Colorado. The following table displays the activity and balances relating to these reserves during the six-month period ended December 31, 2000:

                                 Champps    Predecessor  Assets Held    Total
                               Obligations  Obligations   for Sale     Reserves
                               -----------  -----------  ----------- -----------
Balance at July 2, 2000          $   838     $  4,352      $   450      $ 5,640

Expense (income) recognition         766          -            (72)         694
Deductions                        (1,094)      (1,216)        (378)      (2,688)
Revision to estimate                 -            -            -            -
                                 -------      -------      -------      -------


Balance at December 31, 2000     $   510      $ 3,136      $   -        $ 3,646
                                 =======      =======      =======      =======


These reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

6. Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $143 and $153 in the six months ended December 31, 2000 and January 2, 2000, respectively. General and administrative expenses also include amortization expense of $10 and $7 for the six months ended December 31, 2000 and January 2, 2000, respectively.

7. Stock Option Plan

During the three months ended October 1, 2000, the Company granted options to employees to acquire approximately 184,750 shares of common stock at an exercise price of $5.75 per share. Since the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements. During the three months ended December 31, 2000, no additional stock options were granted.

On September 28, 2000, the Compensation Committee of the Company's Board of Directors amended certain terms of employment of William H. Baumhauer, the Company's Chairman, President and CEO, including the extension of his employment contract through June 30, 2003, and the extension of the expiration date of his remaining options to purchase 1,009,000 shares of the Company's common stock from June 30, 2001 to June 30, 2003. Of the options extended, 750,000 have an exercise price of $4.00. Though this price was in excess of the fair market value of the Company's common stock on the date of original grant (July 1, 1999), it was below the fair market value of the Company's common stock on the date the options were extended ($4.625). The vesting date of these options was extended from December 24, 2000 to December 24, 2001, in connection with the extension of the options. As a result of these changes to the options' terms, the Company will recognize compensation expense of $468 during the period from the date of extension through the new vesting date. During the three months ended December 31, 2000, the Company recognized $97 of non-cash compensation as a result of the extension of Mr. Baumhauer's options. On September 28, 2000, Mr. Baumhauer exercised options to purchase 178,000 shares of the Company's common stock at an average price of $1.95 per share. The Compensation Committee approved a secured loan of approximately $550 by the Company to Mr. Baumhauer to fund the exercise price of these options and the income tax liability incurred by Mr. Baumhauer in connection with such exercise, which is based on the difference between the option exercise price and the value of the shares on the date of exercise. The loan is secured by the stock acquired upon the exercise of the options and is a full recourse personal liability of Mr. Baumhauer. The loan accrues interest at the rate of 9% per annum, payable at maturity on September 30, 2003.

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

RESULTS OF OPERATIONS

Overview

The Company reported net income of $2,197 for the quarter ended December 31, 2000, compared with a net income of $302 in the comparable quarter last year. For the six months ended December 31, 2000, the Company reported net income of $3,895, compared with a net loss of $819 in the comparable period last year. Included in the net loss in the first quarter of fiscal 2000 were $460 of additional exit and other costs associated with the consolidation and relocation of the Company's corporate offices to Englewood, Colorado. Included in the second quarter of fiscal 2000 was a loss of $1,034 associated with the sale of marketable securities.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps Americana concept, and improving the execution of operating fundamentals should provide the Company with an opportunity for improved overall profitability.

Results of Operations

The following table sets forth, for the periods presented, certain financial information for the Company.


                                                                        Three Months Ended                   Six Months Ended
                                                                  --------------------------------    -----------------------------
                                                                   December 31,       January 2,         December 31,    January 2,
                                                                       2000              2000                2000           2000
                                                                  ------------      ------------        ------------   ------------
Restaurant Sales                                                     $ 33,910         $ 27,614          $  66,820         $ 53,103

Sales from Champps restaurants                                          100.0%           100.0%             100.0%           100.0%

Product costs                                                           (29.1%)          (28.9%)            (29.0%)          (29.2%)
Labor costs                                                             (31.1%)          (32.2%)            (31.7%)          (33.1%)
Other operating costs                                                   (15.2%)          (15.5%)            (14.9%)          (15.7%)
Occupancy                                                                (8.0%)           (8.5%)             (8.0%)           (8.7%)
Preopening                                                                  -             (1.4%)             (0.4%)           (2.1%)
Depreciation and amortization                                            (4.1%)           (3.4%)             (4.1%)           (3.8%)
                                                                      --------         --------           --------         --------

    Total restaurant contribution                                        12.5%            10.1%              11.9%             7.4%
                                                                      ========         ========           ========         ========

Restaurant contribution                                             $   4,240          $ 2,787          $   7,926          $ 3,908
Franchising and royalty income                                            154              187                327             370
                                                                      --------         --------           --------         --------
    Restaurant, franchising and royalty contribution                    4,394            2,974              8,253            4,278

General and administrative expenses                                     1,801            1,613              3,560            3,411
                                                                      --------         --------           --------         --------

Income from restaurant and franchising
    operations                                                          2,593            1,361              4,693              867
                                                                      ========         ========           ========         ========

Restaurant operating weeks                                                325              267                647              528
Restaurant sales per operating week                                       104              103                103              101

Number of restaurants (end of period)
    Company-owned                                                          25               21
    Franchised                                                             13               14
                                                                      --------         --------
      Total restaurants                                                    38               35
                                                                      ========         ========


Fiscal year 2000 was a fifty-three week year. Accordingly, the six months ended December 31, 2000 contains 26 weeks of operating results compared to 27 weeks of operating results for the six months ended January 2, 2000.

Sales in Company-owned restaurants increased $6,296, or 22.8%, to $33,910 for the quarter ended December 31, 2000, compared with $27,614 for the quarter ended January 2, 2000. This increase results from the opening of additional restaurants between periods, an increase in same store sales of 1.1%, and the implementation of a system-wide menu upgrade in late October 2000.

Sales in Company-owned restaurants increased $13,717, or 25.8%, to $66,820 for the six months ended December 31, 2000 compared with $53,103 for the six months ended January 2, 2000. This increase results from the opening of additional restaurants between periods, an increase in same store sales of 1.6%, offset, in part, by an additional week of sales in the first quarter of fiscal 2000 which was a fourteen-week period.

Restaurant contribution as a percentage of sales improved 2.4% for the quarter as compared to a year ago. This improvement was a result of an increase in the average revenue per guest associated with the Company's menu upgrade implemented in late October 2000, operating efficiencies realized during the quarter resulting in lower labor costs and operating expenses, and a decrease in preopening expenses attributable to the fact that no new stores opened during the quarter. Restaurant contribution as a percentage of sales for the six months ended December 31, 2000, improved 4.5% as compared to the comparable period a year ago. This improvement was a result of the aforementioned menu upgrade in late October 2000, operating efficiencies realized in the first six months, and improved operating margins in all areas. Restaurant contribution increased $1,453 or 52.1% for the quarter as compared to the same period a year ago. Restaurant contribution increased $4,018 or 102.8% for the six months ended December 31, 2000, as compared to the same period a year ago. The increase in restaurant contribution is the result of increased sales and improved operating margins.

Restaurant franchising and royalty income decreased $33 and $43 for the quarter and six months ended December 31, 2000, respectively, as compared with last year's comparable quarter and six months than ended. This decrease resulted from the acquisition by the Company in June of 2000 of two formerly franchised restaurants located in Eden Prairie and Minnetonka, Minnesota and the resulting loss of franchise income from these restaurants.

General and administrative expenses increased $188, or 11.7%, to $1,801 for the quarter ended December 31, 2000, compared with $1,613 for the quarter ended January 2, 2000. General and administrative expenses increased $149, or 4.4%, to $3,560 for the six months ended December 31, 2000, compared with $3,411 for the six months ended January 2, 2000. The increase in general and administrative expenses includes the recording of non-cash compensation associated with Mr. Baumhauer's option extension described elsewhere in this report. General and administrative expenses as a percentage of total revenues decreased 0.5% to 5.3% for the quarter ended December 31, 2000 compared with 5.8% for the quarter ended January 2, 2000. General and administrative expenses as a percentage of total revenues decreased 1.1% to 5.3% for the six months ended December 31, 2000, compared with 6.4% for the quarter ended January 2, 2000.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, labor costs and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2001 and fiscal year 2000 were generally provided through available cash balances, proceeds from sale-leaseback facilities, mortgage financing and tenant improvement allowances. Capital expenditures were $2,335 and $8,151 for continuing operations for the six months ended December 31, 2000, and January 2, 2000, respectively.

As of December 31, 2000, the Company's unrestricted cash balance was $8,877 and restricted cash balance was $330. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal 2001, however, there are also significant cash expenditures anticipated during the balance of fiscal 2001 associated with the continued expansion of the Champps Americana concept.

For the six months ended December 31, 2000, the Company generated cash flows from operating activities of $4,108. During the same period, the Company obtained net cash in financing activities of $2,207. This amount primarily consists of funds received from a tenant improvement note payable in the amount of $500, funds received from a sale-leaseback transaction in the amount of $3,031 and the repayment of debt in the amount of $1,558. The Company used $1,811 in investing activities for the same period. This amount primarily consists of the purchase of property and equipment of $2,335 for the one Champps restaurant opened during the period and for improvements and remodeling of existing restaurants, less $524 received from the sale of a former Fuddrucker's restaurant location.

Capital expenditures for the balance of fiscal 2001 are anticipated to be approximately $11,664, which will be incurred primarily for new restaurants now under construction and improvements and remodelings of existing restaurants. The Company currently has leases in effect for four sites and a purchase agreement for one site. The Company currently has tenant improvement allowance commitments on the four leased restaurant sites in the aggregate amount of $3,900. Sale-leaseback financing of $3,500 is available for the purchase of the one restaurant site under contract.

During the quarter ended December 31, 2000, the Company completed a sale-leaseback transaction with respect to the Company's Las Colinas, Texas, Champps Americana restaurant. Net proceeds from the sale-leaseback transaction were $3,031.

The Company is currently negotiating to obtain equipment financing, sale-leaseback financing and a $3,000 to $5,000 construction financing facility. Although there are no assurances that financing will be obtained, the Company believes that its growth objective can still be maintained utilizing internally generated funds and the other sources of capital described above.

It is also anticipated that there will be cash payments in fiscal 2001 associated with liabilities recorded in fiscal 1999 related to the spin-off and sale of the Company's predecessor companies. For the six months ended December 31, 2000, $1,216 has been expended for these previously recorded liabilities related to the spin-off and sale of the Company's predecessor companies. In addition, there will be expenditures during the balance of fiscal 2001 for prior year insurance claims, tax audits and legal settlements related to these predecessor companies which have already been accrued. These expenditures are estimated to range between $1,500 and $2,000 during the balance of fiscal 2001.

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


                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                           PART II - OTHER INFORMATION

Item 1. King Cannon Indemnification

     In connection with the sale of Fuddruckers to King Cannon, the Company retained responsibility for certain indemnification claims. King Cannon and the Company submitted to arbitration in a dispute relative to a claim by King Cannon for indemnification of certain working capital expenditures. On November 17, 2000, the American Arbitration Association issued the Final Decision and Award of Arbitrator finding that King Cannon was not entitled to indemnification in the aggregate amount of $76 from Champps relative to the claims made.

Item 4. Submission of Matters to a Vote of Security Holders.

     On December 13, 2000, Champps Entertainment, Inc. held its Annual Meeting of Stockholders. During the meeting, Timothy R. Barakett and James Goodwin were nominated and reelected as members of the Board of Directors. The three incumbent directors, William H. Baumhauer, Alan D. Schwartz, and Nathaniel P.V.J. Rothschild, are continuing to serve on the Board of Directors.

     No other matters were submitted to a vote of the security holders.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Not applicable

(b) Reports on Form 8-K

     Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHAMPPS ENTERTAINMENT, INC.
                                          (Registrant)



                                          By:  /s/ William H. Baumhauer
                                          William H. Baumhauer
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive, Financial and
                                          Accounting Officer)


                                          By:  /s/ Frederick J. Dreibholz
                                          Frederick J. Dreibholz
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)


January 26, 2001