Form 10-Q
period 2001-04-01
CHAMPPS ENTERTAINMENT INC/ MA
filed 2001-05-09
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: |_|

Number of shares of Common Stock,  $.01 par value,  outstanding  at May 7, 2001:
11,977,647.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                      As of April 1, 2001 and April 2, 2000
                    (Dollars and share amounts in thousands)
                                   (Unaudited)

                                                                                  April 1,             July 2,
                                                                                    2001                2000
                                                                                  --------            --------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 7,543             $ 4,373
    Restricted cash, current                                                          751                 437
    Accounts receivable, net                                                        2,035               1,512
    Inventories                                                                     1,990               2,022
    Prepaid expenses and other current assets, net                                  1,400               1,320
    Current portion of deferred tax asset                                           2,091                   -
    Net assets held for sale                                                            -                 452
                                                                                 --------            --------
      Total current assets                                                         15,810              10,116

Property and equipment, net                                                        50,700              52,555
Goodwill                                                                            3,681               3,825
Deferred tax asset, net of current portion                                          5,982                   -
Other assets, net                                                                   1,690                 597
                                                                                 --------            --------
    Total assets                                                                 $ 77,863            $ 67,093
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 3,887             $ 4,507
    Accrued expenses                                                                6,828               7,520
    Current portion of capital lease obligation                                     1,235               1,873
    Current portion of note payable                                                   390                 657
                                                                                 --------            --------
      Total current liabilities                                                    12,340              14,557
Capital lease obligation, net of current portion                                    1,275               2,191
Note payable, net of current portion                                               14,836              14,603
Other long-term liabilities                                                         4,863               5,620
                                                                                 --------            --------
      Total liabilities                                                            33,314              36,971
                                                                                 --------            --------

Commitments and contingencies (Note 3 and 5)

Stockholders' equity:
    Common stock ($.01 par value per share; authorized 30,000
      shares and 11,964 and 11,659 issued and outstanding at
      April 1, 2001 and July 2, 2000, respectively)                                 $ 119               $ 117
    Additional paid-in capital                                                     80,593              79,389
    Accumulated deficit                                                           (36,163)            (49,384)
                                                                                 --------            --------
      Total stockholders' equity                                                   44,549              30,122
                                                                                 --------            --------
        Total liabilities and stockholders' equity                               $ 77,863            $ 67,093
                                                                                 ========            ========





            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       Three Months and Nine Months Ended April 1, 2001 and April 2, 2000
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                         Three Months Ended                  Nine Months Ended
                                                                     ---------------------------          --------------------------
                                                                     April 1,          April 2,           April 1,         April 2,
                                                                       2001              2000               2001             2000
                                                                     --------           --------          --------         --------
Revenues:
    Sales                                                            $ 32,970           $ 28,017          $ 99,789         $ 81,119
    Franchising and royalty, net                                          134                199               462              569
                                                                     --------           --------          --------         --------
    Total revenues                                                     33,104             28,216           100,251           81,688

Costs and expenses:
Restaurant operating expenses:
    Labor costs                                                        10,370              9,126            31,545           26,726
    Product costs                                                       9,547              7,945            28,944           23,438
    Other operating expenses                                            5,049              4,065            14,991           12,393
    Occupancy                                                           2,703              2,654             8,068            7,295
    Depreciation and amortization                                       1,350              1,063             4,115            3,086
                                                                     --------           --------          --------         --------
      Total restaurant operating expenses                              29,019             24,853            87,663           72,938
                                                                     --------           --------          --------         --------
Restaurant operating and franchise contribution                         4,085              3,363            12,588            8,750
Preopening expenses                                                        93                  -               343            1,110
General and administrative expenses                                     1,791              1,566             5,351            4,977
Expenses related to predecessor companies (note 5)                        534                  -               534                -
Exit and other costs                                                        -                  -                 -              460
                                                                     --------           --------          --------         --------
    Income from operations                                              1,667              1,797             6,360            2,203
Interest expense, net                                                     337                 39               955              230
Loss on sale of marketable securities                                       -                  -                 -            1,034
                                                                     --------           --------          --------         --------
    Income from continuing operations                                   1,330              1,758             5,405              939
    Loss from discontinued operations, net of tax (note 5)                 77                  -                77                -
                                                                     --------           --------          --------         --------
    Income before income tax benefit                                    1,253              1,758             5,328              939
Income tax benefit (note 6)                                             8,073                  -             7,893                -
                                                                     --------           --------          --------         --------
      Net income                                                      $ 9,326            $ 1,758          $ 13,221            $ 939
                                                                     ========           ========          ========         ========

Basic income per share:
    Income before discontinued operations                              $ 0.79             $ 0.15            $ 1.13           $ 0.08
    Loss from discontinued operations                                   (0.01)                 -             (0.01)               -
                                                                     --------           --------          --------         --------
      Net income                                                       $ 0.78             $ 0.15            $ 1.12           $ 0.08
                                                                     ========           ========          ========         ========

Diluted income per share:
    Income before discontinued operations                              $ 0.75             $ 0.15            $ 1.08           $ 0.08
    Loss from discontinued operations                                       -                  -                 -                -
                                                                     --------           --------          --------         --------
      Net income                                                       $ 0.75             $ 0.15            $ 1.08           $ 0.08
                                                                     ========           ========          ========         ========


Basic weighted average shares outstanding                              11,929             11,654            11,829           11,652

Diluted weighted average shares outstanding                            12,506             11,749            12,273           11,712




            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended April 1, 2001 and April 2, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        April 1,              April 2,
                                                                                          2001                  2000
                                                                                        --------              -------
Cash flows from operating activities:
Net income (loss)                                                                       $ 13,221                $ 939
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                        4,361                3,344
      Gain on sale of asset held for sale                                                    (72)                   -
      Loss on disposal of property and equipment                                               3                    -
      Loss on sale of marketable securities                                                    -                1,034
      Impairment, exit costs and other charges                                                 -                  460
      Non-cash compensation                                                                  192                    -
Changes in assets and liabilities, net of dispositions:
    Restricted cash balances                                                                (314)               2,232
    Changes in current assets and liabilities, net                                         4,096               (2,975)
    Changes in other long-term assets and liabilities, net                                (1,858)                (399)
                                                                                        --------              -------
      Net cash provided by (used in) operating activities                                 19,629                4,635
                                                                                        --------              -------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                                    -                1,714
Purchase of property and equipment                                                        (5,385)             (11,491)
Net proceeds from net assets held for sale                                                   524                  768
                                                                                        --------              -------
    Net cash used in investing activities                                                 (4,861)              (9,009)
                                                                                        --------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                     1,015                   18
Repayment of debt                                                                         (2,088)              (1,520)
Proceeds from sale-leaseback transaction                                                   3,031                3,616
Proceeds from tenant improvement note payable                                                500                    -
                                                                                        --------              -------
    Net cash provided by financing activities                                              2,458                2,114
                                                                                        --------              -------

Net increase (decrease) in cash and cash equivalents                                      17,226               (2,260)
Cash and cash equivalents, beginning of period                                             4,373                7,240
                                                                                        --------              -------
Cash and cash equivalents, end of period                                                $ 21,599              $ 4,980
                                                                                        ========              =======

Non-cash exercise of common stock options (note 7)                                         $ 347                  $ -
                                                                                        ========              =======













            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine Months Ended April 1, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   Additional
                                                       Common       Paid-in      Accumulated
                                           Shares       Stock       Capital        Deficit        Total
                                         ----------- ------------ ------------- --------------- -----------

Balance, July 2, 2000                        11,659        $ 117      $ 79,389       $ (49,384)    $30,122

Common shares issued                              9            -            30               -          30
Stock options exercised                         192            1           418               -         419
Net income                                        -            -             -           1,698       1,698
                                         ----------- ------------ ------------- --------------- -----------
Balance, October 1, 2000                     11,860        $ 118      $ 79,837       $ (47,686)    $32,269
                                         =========== ============ ============= =============== ===========

Common shares issued                             11            -            43               -          43
Stock options exercised                          20            1            85               -          86
Recognition of non-cash compensation              -            -            97               -          97
Net income                                        -            -             -           2,197       2,197
                                         ----------- ------------ ------------- --------------- -----------
Balance, December 31, 2000                   11,891        $ 119      $ 80,062       $ (45,489)    $34,692
                                         =========== ============ ============= =============== ===========

Common shares issued                             13            -            56               -          56
Stock options exercised                          60                        380               -         380
Recognition of non-cash compensation              -            -            95               -          95
Net income                                        -            -             -           9,326       9,326
                                         ----------- ------------ ------------- --------------- -----------
Balance, April 1, 2001                       11,964        $ 119      $ 80,593       $ (36,163)    $44,549
                                         =========== ============ ============= =============== ===========






            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
       Three Months and Nine Months Ended April 1, 2001 and April 2, 2000
                    (Amounts in thousands, except share data)
                                   (Unaudited)

1.  Background, Basis of Presentation and Business Activities of the Company

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the spin-off of the Company. The restaurant operations at the time of the spin-off included Champps Operating Corporation, Fuddruckers, Inc. ("Fuddruckers"), the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS"). On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. Great Bagel & Coffee and CDVI ceased operations on June 28, 1998. The Company sold its interest in RCS on May 24, 1999. At April 1, 2001, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Basis of Presentation of Consolidated Financial Statements

These consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three months and the nine months ended April 1, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 2, 2000. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2.  Significant Accounting Policies

Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the nine months ended April 1, 2001, stock options have been included for the diluted computation using the treasury stock method. Approximately 444,000 dilutive shares have been included in the diluted income per share computation. For purposes of the income per share calculations for the quarter ended April 1, 2001, stock options have been included for the diluted computation using the treasury stock method. Approximately 577,000 dilutive shares have been included in the diluted income per share computation. No adjustments were made to net income in computing diluted income per share.

Basic income per share before discontinued operations for the three months ended April 1, 2001 was $0.79 per share versus $0.15 per share for the comparable period last year. The loss from discontinued operations had a negative impact on basic earnings per share of $0.01 for the three months ended April 1, 2001 and no impact on the comparable period last year. Diluted income per share before discontinued operations for the three months ended April 1, 2001 was $0.75 per share versus $0.15 per share for the comparable period last year. The loss from discontinued operations had a negative impact on diluted earnings per share of $0.01 for the three months ended April 1, 2001 and no impact on the comparable period last year.

Basic income per share before discontinued operations for the nine months ended April 1, 2001 was $1.13 per share versus $0.08 per share for the comparable period last year. The loss from discontinued operations had a no impact on basic earnings per share for the nine months ended April 1, 2001 or on the comparable period last year. Diluted income per share before discontinued operations for the nine months ended April 1, 2001 was $1.08 per share versus $0.08 per share for the comparable period last year. The loss from discontinued operations had no impact on diluted earnings per share for the nine months ended April 1, 2001 or the comparable period last year.

Reclassifications

Certain amounts in the fiscal 2000 consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

3.  Commitments and Contingencies

Fuddruckers Indemnity

In connection with the sale of Fuddruckers, the Company was required to establish a $1,000 cash escrow as a fund to be held for payment of certain claims for indemnification. Such escrow does not limit the Company's maximum exposure for indemnification claims. However, the Company believes the risk of a claim for indemnification exceeding the balance of the escrowed amount is remote. As of April 1, 2001, a total of approximately $756 was disbursed for amounts presented to the Company by King Cannon for indemnification. On January 4, 2001, the Company received $295, the undistributed balance in the restricted cash account per the terms of the escrow agreement. Interest in the amount of $51 was earned on the restricted cash balances during the period these balances were maintained.

Restricted Cash

At April 1, 2001, $751 is reported as restricted cash. This amount includes funds held in connection with insurance policy liabilities for the current year and prior year. The Company also has an additional $35 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

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

4.  Exit and Other Costs

In the first quarter of fiscal 2000, the Company recorded additional exit and other costs of $460 related to severance and other expenses associated with the consolidation and relocation of the headquarters to Englewood, Colorado and early termination of its headquarters' lease in Danvers, Massachusetts. As of April 1, 2001, all costs associated with the relocation to Englewood, Colorado have been paid and no additional costs are anticipated.

5.  Reserve Disclosure

The Company had previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. During the quarter ended April 1, 2001, the Company recognized additional liabilities of $611 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consists of $534 identified as expenses related to predecessor companies on the consolidated statement of operations and $119, less a tax benefit of $42, identified as a loss from discontinued operations. In addition, the Company previously recorded exit costs associated with the Company's relocation to Englewood, Colorado. The following table displays the activity and balances relating to these reserves during the nine-month period ended April 1, 2001:

                                              Champps            Predecessor         Assets Held       Total
                                              Obligations        Obligations         for Sale          Reserves
                                              -----------        -----------         -----------       --------
Balance at July 2, 2000                       $ 838              $ 4,352             $ 450             $ 5,640

Expense (income) recognition                  1,001                    -                (72)               929
Deductions                                   (1,419)             (2,469)              (378)            (4,266)
Revision to estimate                              -                 653                  -                653
                                              -----              -------             -----             -------


Balance at April 1, 2001                      $ 420              $ 2,536              $ -              $ 2,956
                                              =====              =======              =====            =======



These reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

6.  Recognition of Deferred Tax Asset

During the quarter ended April 1, 2001, the Company recognized a deferred tax asset of $8,073. The recognition of the deferred tax asset resulted in the recognition of an income tax benefit of the same amount. The recognition of the deferred tax asset is in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This amount represents the recognition of a portion of the tax benefit available to the Company arising out of the Company's net operating loss carryforward.

7.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $235 and $258 in the nine months ended April 1, 2001 and April 2, 2000, respectively. General and administrative expenses also include amortization expense of $11 and $11 for the nine months ended April 1, 2001 and April 2, 2000, respectively.

8.  Stock Option Plan

During the first quarter of fiscal 2001, the Company granted options to employees to acquire approximately 184,750 shares of common stock at an exercise price of $5.75 per share. Since the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements. During the three months ended April 1, 2001, no additional stock options were granted.

On September 28, 2000, the Compensation Committee of the Company's Board of Directors amended certain terms of employment of William H. Baumhauer, the Company's Chairman, President and CEO, including the extension of his employment contract through June 30, 2003, and the extension of the expiration date of his remaining options to purchase 1,009,000 shares of the Company's common stock from June 30, 2001 to June 30, 2003. Of the options extended, 750,000 have an exercise price of $4.00. Though this price was in excess of the fair market value of the Company's common stock on the date of original grant (July 1, 1999), it was below the fair market value of the Company's common stock on the date the options were extended ($4.625). The vesting date of these options was extended from December 24, 2000 to December 24, 2001, in connection with the extension of the options. As a result of these changes to the options' terms, the Company will recognize compensation expense of $468 during the period from the date of extension through the new vesting date. The Company recognized $95 of non-cash compensation as a result of the extension of Mr. Baumhauer's options during the three months ended April 1, 2001 and $192 during the nine months ended April 1, 2001. On September 28, 2000, Mr. Baumhauer exercised options to purchase 178,000 shares of the Company's common stock at an average price of $1.95 per share. The Compensation Committee approved a secured loan of approximately $550 by the Company to Mr. Baumhauer to fund the exercise price of these options and the income tax liability incurred by Mr. Baumhauer in connection with such exercise, which is based on the difference between the option exercise price and the value of the shares on the date of exercise. The loan is secured by the stock acquired upon the exercise of the options and is a full recourse personal liability of Mr. Baumhauer. The loan accrues interest at the rate of 9% per annum, payable at maturity on September 30, 2003.


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

                              RESULTS OF OPERATIONS

Overview

The Company reported net income of $9,326 for the quarter ended April 1, 2001, compared with a net income of $1,758 in the comparable quarter last year. For the nine months ended April 1, 2001, the Company reported net income of $13,221, compared with net income of $939 in the comparable period last year. The Company realized a tax benefit of $8,073 in the three months ended April 1, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." This amount represents the recognition of a portion of the tax benefit available to the Company arising out of the Company's net operating loss carryforward. The Company also reserved $611 for additional anticipated legal and other expenses related to litigation involving predecessor companies which were either spun-off or sold prior to fiscal year ended June 27, 1999. This increase in reserves is expected to be adequate to provide for the ultimate resolution of all outstanding litigation related to these predecessor companies. Included in the net income for the nine months ending April 2, 2000 were $460 of additional exit and other costs associated with the consolidation and relocation of the Company's corporate offices to Englewood, Colorado and a loss of $1,034 associated with the sale of marketable securities.

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

Results of Operations

The following table sets forth, for the periods presented, certain financial information for the Company.

                                                                       Three Months Ended                  Nine Months Ended
                                                                ---------------------------------   --------------------------------
                                                                  April 1,          April 2,           April 1,         April 2,
                                                                    2001              2000               2001             2000
                                                                --------------   ----------------   ---------------   --------------
Restaurant Sales                                                     $ 32,970           $ 28,017          $ 99,789         $ 81,119

Sales from Champps Restaurants                                         100.0%             100.0%            100.0%           100.0%

Product costs                                                          (29.0%)            (28.3%)           (29.0%)          (28.9%)
Labor costs                                                            (31.4%)            (32.6%)           (31.6%)          (32.9%)
Other operating costs                                                  (15.3%)            (14.5%)           (15.0%)          (15.3%)
Occupancy                                                               (8.2%)             (9.5%)            (8.1%)           (9.0%)
Depreciation and amortization                                           (4.1%)             (3.8%)            (4.1%)           (3.8%)
                                                                --------------   ----------------   ---------------   --------------
    Total restaurant operating contribution                             12.0%              11.3%             12.2%            10.1%
                                                                --------------   ----------------   ---------------   --------------

Restaurant contribution                                               $ 3,951            $ 3,164          $ 12,126          $ 8,181
Preopening expenses                                                       (93)                 -              (343)          (1,110)
Franchising and royalty income                                            134                199               462              569
                                                                --------------   ----------------   ---------------   --------------
    Restaurant, franchising and royalty contribution                    3,992              3,363            12,245            7,640
General and administrative expenses                                     1,791              1,566             5,351            4,977
                                                                --------------   ----------------   ---------------   --------------
Income from operations prior to expenses related to
    predecessor companies and exit and other costs                      2,201              1,797             6,894            2,663
Expenses related to predecessor companies                                 534                                  534
Exit and other costs                                                                                                            460
                                                                --------------   ----------------   ---------------   --------------

Income from operations                                                $ 1,667            $ 1,797           $ 6,360          $ 2,203
                                                                ==============   ================   ===============   ==============

Restaurant operating weeks                                                325                274               972              801
Restaurant sales per operating week                                 $ 101,446          $ 102,252         $ 102,664        $ 101,272

Number of restaurants (end of period)
    Company-owned                                                          25                 21
    Franchised                                                             13                 14
                                                                --------------   ----------------
                                                                --------------   ----------------
      Total restaurants                                                    38                 35
                                                                ==============   ================



Fiscal year 2000 was a fifty-three week year. Accordingly, the nine months ended April 1, 2001 contains 39 weeks of operating results compared to 40 weeks of operating results for the nine months ended April 2, 2000.

Sales in Company-owned restaurants increased $4,953, or 17.7%, to $32,970 for the three months ended April 1, 2001, compared with $28,017 for the three months ended April 2, 2000. This increase results from the opening of additional restaurants between periods, and the implementation of a system-wide menu upgrade in late October 2000. Revenues were adversely impacted by a decrease in same store sales of 0.9%. Same store food sales increased 1.3% for the three months, while same store liquor sales decreased 5.1% versus the same period last year. In the three months ending April 2, 2000, same store sales had increased 6.2% versus the comparable period in fiscal 1999.

Sales in Company-owned restaurants increased $18,670, or 23.0%, to $99,789 for the nine months ended April 1, 2001, compared with $81,119 for the nine months ended April 2, 2000. This increase results from the opening of additional restaurants between periods, an increase in same store sales of 0.7%, offset, in part, by an additional week of sales in the first three months of fiscal 2000 which was a fourteen-week period.

Restaurant contribution as a percentage of sales improved 0.7% for the three months versus the comparable period in fiscal 2000. This improvement was the result of operating efficiencies realized during the three months resulting in lower labor costs. Operating expenses were adversely impacted in the three months by an increase in energy costs. Restaurant contribution as a percentage of sales for the nine months ended April 1, 2001 improved 2.1% as compared to the comparable period in fiscal 2000. This improvement was a result of a menu upgrade in late October 2000, operating efficiencies realized in the first nine months, and improved operating margins in all areas. Restaurant contribution before preopening expenses increased $787, or 24.9%, for the three months, as compared to the same period in fiscal 2000. Restaurant contribution before preopening expenses increased $3,945 or 48.2% for the nine months ended April 1, 2001, as compared to the same period in fiscal 2000. The increase in restaurant contribution is the result of increased sales and improved operating margins.

Restaurant franchising and royalty income decreased $65 and $107 for the three months and nine months ended April 1, 2001, respectively, as compared with last year's comparable three months and nine months then ended. This decrease resulted from the acquisition by the Company in June of 2000 of two formerly franchised restaurants located in Eden Prairie and Minnetonka, Minnesota and the resulting loss of franchise income from these restaurants.

General and administrative expenses increased $225, or 14.4%, to $1,791 for the three months ended April 1, 2001, compared with $1,566 for the three months ended April 2, 2000. General and administrative expenses increased $374, or 7.5%, to $5,351 for the nine months ended April 1, 2001, compared with $4,977 for the nine months ended April 2, 2000. The increase in general and administrative expenses includes the recording of non-cash compensation associated with Mr. Baumhauer's option extension described elsewhere in this report. General and administrative expenses as a percentage of total revenues decreased 0.2% to 5.4% for the three months ended April 1, 2001 compared with 5.6% for the three months ended April 2, 2000. General and administrative expenses as a percentage of total revenues decreased 0.8% to 5.3% for the nine months ended April 1, 2001, compared with 6.1% for the three months ended April 2, 2000. The decrease in general and expense as a percent of revenue is the result of lower incremental overhead costs as the revenues of the Company grow.

Net interest expense increased $298 and $725 for the three months and nine months ended April 1, 2001, respectively, as compared with last year's comparable three months and nine months then ended. This increase is primarily related to debt financing of $14,500 that the Company incurred in the fourth quarter of fiscal 2000.


                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies, labor costs and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2001 and, previously in fiscal year 2000, were generally provided through available cash balances, proceeds from sale-leaseback facilities, mortgage financing and tenant improvement allowances. Capital expenditures were $5,385 and $11,491 for continuing operations for the nine months ended April 1, 2001, and April 2, 2000, respectively.

As of April 1, 2001, the Company's unrestricted cash balance was $7,543 and restricted cash balance was $751. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal 2001, however, there are also significant cash expenditures anticipated during the balance of fiscal 2001 associated with the continued expansion of the Champps Americana concept.

For the nine months ended April 1, 2001, the Company generated cash flows from operating activities of $5,574. During the same period, the Company obtained net cash in financing activities of $2,458. This amount primarily consists of funds received from a tenant improvement note payable in the amount of $500, funds received from a sale-leaseback transaction in the amount of $3,031 and offset in part by the repayment of debt in the amount of $2,088. The Company used $4,861 in investing activities for the same period. This amount primarily includes the purchase of property and equipment of $5,385 for the one Champps restaurant opened during the period, for improvements and remodeling of existing restaurants and the start of construction on the five restaurants opening in the fourth quarter of fiscal 2001 through the second quarter of fiscal 2002, offset by $524 received from the sale of a former Fuddrucker's restaurant location.

Capital expenditures for the balance of fiscal 2001 are anticipated to be approximately $5,100, which will be incurred primarily for new restaurants now under construction and improvements and remodelings of existing restaurants. The Company currently has leases in effect for six sites and a build to suit agreement for one site. The Company currently has tenant improvement allowance commitments on the six leased restaurant sites in the aggregate amount of $5,662. These tenant improvement allowances are anticipated to be funded between June 2001 and January 2002. In addition, the Company also has an equipment finance commitment for $900.

During the current fiscal year, the Company completed a sale-leaseback transaction with respect to the Company's Las Colinas, Texas, Champps Americana restaurant. Net proceeds from the sale-leaseback transaction were $3,031.

The Company is currently negotiating to obtain additional equipment financing commitments, sale-leaseback financing and a $3,000 to $5,000 revolver note. Although there are no assurances that financing will be obtained, the Company believes that its growth objective can still be maintained utilizing internally generated funds and the other sources of capital described above.

It is also anticipated that there will be cash payments in fiscal 2001 associated with liabilities recorded in fiscal 1999 related to the spin-off and sale of the Company's predecessor companies. For the nine months ended April 1, 2001, $2,469 has been expended for these previously recorded liabilities related to the spin-off and sale of the Company's predecessor companies. In addition, there will be expenditures during the balance of fiscal 2001 for prior year insurance claims, tax audits and legal settlements related to these predecessor companies which have already been accrued. These expenditures are estimated to range between $400 and $1,000 during the balance of fiscal 2001.

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


                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the security holders

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




May 9, 2001