Form 10-Q/A
period 2001-04-01
CHAMPPS ENTERTAINMENT INC/ MA
filed 2001-05-25
CIK 1040328

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

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended
                April 1, 2001 and April 2, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        April 1,              April 2,
                                                                                          2001                  2000
                                                                                        --------              -------
Cash flows from operating activities:
Net income (loss)                                                                       $ 13,221                $ 939
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                        4,361                3,344
      Gain on sale of asset held for sale                                                    (72)                   -
      Loss on disposal of property and equipment                                               3                    -
      Loss on sale of marketable securities                                                    -                1,034
      Impairment, exit costs and other charges                                                 -                  460
      Non-cash compensation                                                                  192                    -
Changes in assets and liabilities, net of dispositions:
    Restricted cash balances                                                                (314)               2,232
    Changes in current assets and liabilities, net                                        (3,977)              (2,975)
    Changes in other long-term assets and liabilities, net                                (7,841)                (399)
                                                                                        --------              -------
      Net cash provided by (used in) operating activities                                  5,573                4,635
                                                                                        --------              -------

Cash flows from investing activities:
Proceeds from sale of marketable securities                                                    -                1,714
Purchase of property and equipment                                                        (5,385)             (11,491)
Net proceeds from net assets held for sale                                                   524                  768
                                                                                        --------              -------
    Net cash used in investing activities                                                 (4,861)              (9,009)
                                                                                        --------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                     1,015                   18
Repayment of debt                                                                         (2,088)              (1,520)
Proceeds from sale-leaseback transaction                                                   3,031                3,616
Proceeds from tenant improvement note payable                                                500                    -
                                                                                        --------              -------
    Net cash provided by financing activities                                              2,458                2,114
                                                                                        --------              -------

Net increase (decrease) in cash and cash equivalents                                       3,170               (2,260)
Cash and cash equivalents, beginning of period                                             4,373                7,240
                                                                                        --------              -------
Cash and cash equivalents, end of period                                                $  7,543              $ 4,980
                                                                                        ========              =======

Non-cash exercise of common stock options (note 7)                                         $ 347                  $ -
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

The purpose of this amendment is to correct an administrative error in the finanacial tables.

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

Results of Operations

The following table sets forth, for the periods presented, certain financial information for the Company.

                                                                       Three Months Ended                  Nine Months Ended
                                                                ---------------------------------   --------------------------------
                                                                  April 1,          April 2,           April 1,         April 2,
                                                                    2001              2000               2001             2000
                                                                --------------   ----------------   ---------------   --------------
Restaurant Sales                                                     $ 32,970           $ 28,017          $ 99,789         $ 81,119

Sales from Champps Restaurants                                         100.0%             100.0%            100.0%           100.0%

Product costs                                                          (29.0%)            (28.3%)           (29.0%)          (28.9%)
Labor costs                                                            (31.4%)            (32.6%)           (31.6%)          (32.9%)
Other operating costs                                                  (15.3%)            (14.5%)           (15.0%)          (15.3%)
Occupancy                                                               (8.2%)             (9.5%)            (8.1%)           (9.0%)
Depreciation and amortization                                           (4.1%)             (3.8%)            (4.1%)           (3.8%)
                                                                --------------   ----------------   ---------------   --------------
    Total restaurant operating contribution                             12.0%              11.3%             12.2%            10.1%
                                                                --------------   ----------------   ---------------   --------------

Restaurant contribution                                               $ 3,951            $ 3,164          $ 12,126          $ 8,181
Preopening expenses                                                       (93)                 -              (343)          (1,110)
Franchising and royalty income                                            134                199               462              569
                                                                --------------   ----------------   ---------------   --------------
    Restaurant, franchising and royalty contribution                    3,992              3,363            12,245            7,640
General and administrative expenses                                     1,791              1,566             5,351            4,977
                                                                --------------   ----------------   ---------------   --------------
Income from operations prior to expenses related to
    predecessor companies and exit and other costs                      2,201              1,797             6,894            2,663
Expenses related to predecessor companies                                 534                                  534
Exit and other costs                                                                                                            460
                                                                --------------   ----------------   ---------------   --------------

Income from operations                                                $ 1,667            $ 1,797           $ 6,360          $ 2,203
                                                                ==============   ================   ===============   ==============

Restaurant operating weeks                                                325                274               972              801
Restaurant sales per operating week                                 $ 101,446          $ 102,252         $ 102,664        $ 101,272

Number of restaurants (end of period)
    Company-owned                                                          25                 21
    Franchised                                                             13                 14
                                                                --------------   ----------------
      Total restaurants                                                    38                 35
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




May 25, 2001