Form 10-K
period 2001-07-01
CHAMPPS ENTERTAINMENT INC/ MA
filed 2001-10-02
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Check One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For The Fiscal Year Ended July 1, 2001

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

           Securities registered pursuant to Section12 (b) of the Act:
                                      None

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on September 20, 2001 was $59,275,853 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at September 20, 2000: 12,059,858

                       DOCUMENTS INCORPORATED BY REFERENCE

The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about December 5, 2001 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K



                                    Form 10K


  Item No.       Item in Form 10-K                      Item in Proxy Statement



                                    PART III


     10          Directors and Executive                Election of Directors and Directors of
                 Officers of the Registrant             Committees in the Company's Proxy
                                                        Statement relating to its Annual
                                                        Meeting of Stockholders to be held on
                                                        or about December 5, 2001.

     11          Executive Compensation                 Compensation in the Company's
                                                        Proxy Statement relating to its Annual
                                                        Meeting of Stockholders to be held on
                                                        or about December 5, 2001.

     12          Security Ownership of Certain          Principal Stockholders in the Company's
                 Beneficial Owners and                  Proxy Statement relating to its Annual
                 Management                             Meeting of Stockholders to be held on
                                                        or about December 5, 2001.

     13          Certain Relationships and
                 Related Transactions


Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to: Stockholder Relations, Champps Entertainment, Inc., 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111.

                                 FORM 10-K INDEX

                                     PART I

Item 1   Business                                                              1

Item 2   Properties                                                           12

Item 3   Legal Proceedings                                                    12

Item 4   Submission of Matters to a Vote of Security Holders                  12

                                     PART II

Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                  13

Item 6   Selected Financial Data                                              13

Item 7   Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                   15

Item 7a  Quantitative and Qualitative Disclosure About Market Risk            21

Item 8   Financial Statements and Supplementary Data                          21

Item 9   Changes in and Disagreements with Accountants on
         Accounting Financial Disclosure                                      21

                                    PART III

Item 10  Directors and Executive Officers of the Registrant                   22

Item 11  Executive Compensation                                               24

Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                           24

Item 13  Certain Relationships and Related Transactions                       25

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                             26

         In this report and from time to time, the Company may make certain statements that contain "forward-looking" information. Words such as "believe," "expect," "intend," "assume," "anticipate," "estimate," "project," and similar expressions are intended to identify such forward-looking statements as are other similar expressions which predict or indicate future events and trends and which do not relate to historical matters.. Forward-looking statements may be made by management, directors or employees orally or in writing, including, but not limited to, in press releases, as part of Management's Discussion and Analysis of Financial Condition and Results of Operations as contained in this report and as part of other sections of this Report, in other documents the Company files with the SEC, in the company's annual report to shareholders, or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to known and unknown risks, uncertainties and assumptions, some of which are beyond the control of the Company, including those set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Forward-Looking Statements." Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from the anticipated, estimated or projected future results and performance achievements expressed or implied by the "forward-looking" statement.

                                     PART I
Item 1.           Business.

Champps Entertainment, Inc. (formerly known as Unique Casual Restaurants, Inc.) (the "Company") is a Delaware corporation formed on May 27, 1997. The Company's principal executive offices are located at 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111, and its telephone number is (303) 804-1333.

The Company's principal subsidiary is Champps Operating Corporation, Inc. a Minnesota corporation ("COC"). COC in turn, owns four subsidiaries, each of which is engaged in owning and operating Champps Americana restaurants. See
Exhibit 21.1 for a complete list of the Company's subsidiaries.

The Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants within a single business segment.

Operations

The Champps Americana ("Champps") concept is based upon providing exceptional food, value and service to its customers in an atmosphere that is entertaining and energetic, yet comfortable. The food offerings at Champps' forty one restaurants combine a wide selection of appetizers, soups, salads, entrees including chicken, beef, fish, pasta, as well as, bi-weekly "specials," innovative sandwiches, burgers, and desserts. Selections reflect a variety of ethnic and regional cuisines and traditional favorites. Because Champps' menu is not tied to any particular type of food, Champps can introduce and eliminate items based on current consumer trends without altering its theme. Portion sizes are generous and each dish is attractively presented. Champps believes that these qualities give customers a sense of value. Entree prices currently range from $4.95 to $19.95. Champps emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, primarily from original ingredients using fresh produce. Champps invests substantial time in training and testing kitchen employees to maintain consistent food preparation. Strict food standards at Champps restaurants have also been established to maintain quality.

The Champps customer's experience is enhanced by the attitude and attention of restaurant personnel. Accordingly, the Champps concept emphasizes prompt greeting of arrivals, frequent visits to customer tables to monitor customer satisfaction and service and an overall friendly treatment of its customers. Service is based upon a team concept so that customers are made to feel that any employee can help them and they are never left unattended. Success of the Champps restaurants depends upon employee adherence to these standards. To maintain these standards, Champps seeks to hire and train personnel who will work in accordance with Champps' philosophy and frequently rewards individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, specials and quality control are all discussed and explained during these meetings.

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Champps restaurants generally range in size from approximately 7,000 to 12,000 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels. Customers can also dine at the bar or on an outside patio, where available. The spacious design facilitates efficient service and encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed wide screen televisions and monitors stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

An important part of the Champps dining experience is the entertainment. Patrons may watch one of several sporting events being broadcast, or listen to a variety of music played by the disc jockey. The music is changed for the time of day and season of the year. The exposed kitchen offers customers the opportunity to observe the cooks, and, in certain locations, a discreetly located game room is provided for arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a customer's stay and attract customers outside of normal peak hours. In addition, a variety of creative promotions and activities are conducted such as "Champps Bingo," "Spring Time Big Bike Give-Away," "Cash Tornado" and Karaoke. These promotions and activities allow for customer participation and are continually changing. Change of the ambiance is also experienced in each restaurant when the restaurants are decorated for the holidays. The different looks and activities of the restaurant provide customers a different feel each time they visit, thus encouraging repeat business. Champps sells merchandise such as T-shirts, hats and sweatshirts bearing the Champps Americana name. Although not currently a significant source of revenue, the sale of its merchandise is believed to be an effective means of promoting the Champps name.

Champps restaurants are generally open from 11:00 a.m. to 1:00 a.m. seven days a week serving lunch, dinner and late night appetizers. Most Champps restaurants also feature a Sunday brunch. Closing times of Champps restaurants will vary based upon local laws relative to operating hours. Sunday brunch is served beginning at 10:00 a.m. Each Champps restaurant maintains standardized food preparation and service manuals which are designed to enhance consistency of operations among the restaurants. Champps attempts to have each Company owned and franchised restaurant operate under uniform standards and specifications which are formulated at its headquarters in Englewood, Colorado.

Management

The management staff of a Champps restaurant is divided into three areas, the General Manager, Front-of-House Managers and Back-of-House Managers. The General Manager has responsibility for the entire restaurant. Front-of-House management generally consists of an associate manager, two floor managers and a bar manager. Back-of-House management generally consists of a kitchen manager, two to three assistant kitchen managers and a daily specials chef. The Company encourages the promotion of General Managers from within the Company's ranks. A detailed development path that includes a period of time as the Assistant General Manager (Kitchen Manager) gives the General Managers the training they need to be successful when promoted. All General Managers report directly to the Directors of Operations. The Directors of Operations generally oversee from five to seven restaurants. Managers are compensated based on salary plus a quarterly bonus. The bonus is determined by achievement of goals in the areas of restaurant sales, profit and service levels.

Marketing

Champps restaurants have historically expended minimal amounts on traditional media advertising and marketing, but have relied primarily on in-restaurant marketing and promotions. However, the company has experimented with direct mail marketing with positive results.

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

The cost to construct a typical new Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.0 to $5.0 million. These amounts are comprised of approximately $1.0 million for furniture, fixtures and equipment, $1.5 to $2.0 million for building and improvements and, $1.5 to $2.0 million for land and site work.

The cost to construct a typical new Champps restaurant where Champps enters into a leasing arrangement is approximately $2.5 to $3.0 million. These amounts are comprised of approximately $1.0 million for furniture, fixtures and equipment and $1.5 to $2.0 million for leasehold improvements.

Preopening expenses are approximately $0.4 million for each new restaurant. Preopening expenses include costs incurred prior to the date of opening for management salaries, staff wages during training and costs associated with mock services.

Future development of Champps restaurants will be accomplished primarily through the development of Company owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, obtaining financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses. At July 1, 2001, the Company anticipates opening four stores in the second quarter and an additional two to four stores in the company's fourth quarter of fiscal year 2002. The Company is also in negotiations for several additional sites. Development of Champps-owned restaurants will be concentrated in existing markets with population density levels sufficient to support the restaurants and new markets with consistent demographics to the Company's most successful, existing restaurants. During fiscal 2001, four new Champps restaurants were opened. During fiscal 2000, four new Company owned restaurants were opened and two restaurants were acquired from a franchisee. During fiscal 1999, two new Champps Company-owned restaurants were opened.


Franchising and Licensing

Champps has offered franchises in markets where it deems expansion to be advantageous to the development of the Champps concept and a system of restaurants. Pursuant to franchise agreements, franchisees are granted an exclusive territorial license to operate a single restaurant within a specified area. As of July 1, 2001, there are thirteen franchised restaurants, of which, two franchisees are operating multiple restaurants.

The standard franchisee agreement requires a franchisee to pay an initial fee of $75,000 per restaurant (part of which may be associated with a development fee), a continuing royalty fee of 3 1/4% of gross sales, and may provide for a regional and/or national advertising fee of 1/2% of gross sales at such time as Champps establishes a regional/national advertising program. Champps has granted both single and multi-restaurant development rights depending upon market factors and franchisee capabilities.

All franchisees are required to operate their restaurants in accordance with Champps' standards and specifications, including controls over menu selection, food quality and preparation. Champps approves all restaurant site selections and applies the same criteria used for its own restaurant sites. Champps requires all new franchisees to provide periodic financial reports and annual financial statements reviewed by an independent certified public accountant. Periodic on-site inspections are conducted to assure compliance with Champps standards and to assist franchisees with operational issues. Franchisees bear all direct costs involved in the development, construction and operation of their restaurants.

Disposition and Certain Other Transactions

The Company, formerly known as Unique Casual Restaurants, Inc. was formed on May 27, 1997 in connection with a spin-off to holders of the common stock of DAKA International, Inc. ("DAKA") (the "Spin-off"). As part of the spin-off, the Company agreed to indemnify DAKA's parent company from and against losses incurred or relating to or arising from certain liabilities that were not assumed by DAKA's parent company. Since the time of its formation, the Company has entered into numerous transactions which have altered the business the Company owns, operates and franchises, as described below.

At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operation previously operated by various subsidiaries and divisions of DAKA prior to the formation and the spin-off of the Company. The restaurant operations at the time of the Spin-off included the Company, COC, Fuddruckers, Inc. ("Fuddruckers"), the Great Bagel & Coffee Company ("Great Bagel & Coffee"), Casual Dining Ventures, Inc. ("CDVI") and Restaurant Consulting Services, Inc. ("RCS").

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. In connection with the sale of Fuddruckers, the Company made certain representations, warranties, and covenants which survive the closing of the sale and the Company and COC are obligated to jointly and severally indemnify King Cannon, Inc., Fuddruckers and their respective affiliates for certain indemnifiable losses. For a period of ten years following the closing date of the Fuddruckers sale, the Company and Champps agree not to compete directly with Fuddruckers. The Great Bagel & Coffee and CDVI ceased operations on June 28, 1998 and the Company sold its interest in RCS on May 24, 1999.

On June 29, 2000, the Company acquired two Champps restaurants from existing franchisees. Both restaurants were owned or controlled by Dean Vlahos, a former executive and director of the Company.

Accounting

Although formed on May 27, 1997, for purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented after giving effect to sale of the Fuddruckers' business segment.

Champps Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of September 20, 2001:


Company Owned Restaurant Locations                    Franchised Restaurant Locations
Domestic - Total 28                                   Domestic - Total 13

CALIFORNIA                                            MINNESOTA
     Irvine                                               Burnsville
COLORADO                                                  Duluth
     Denver                                               Maple Grove
FLORIDA                                                   Maplewood
     Ft. Lauderdale                                       Minneapolis
GEORGIA                                                   New Brighton
     Alpharetta                                           St. Paul
ILLINOIS                                                  Woodbury
     Lombard                                          NEBRASKA
     Schaumburg                                           Omaha
     Skokie                                           NORTH CAROLINA
INDIANA                                                   Charlotte
     Indianapolis                                     SOUTH DAKOTA
MICHIGAN                                                  Sioux Falls
     Livonia                                          WISCONSIN
     Troy                                                 Milwaukee
     West Bloomfield                                      Brookfield
MINNESOTA
     Eden Prairie
     Minnetonka
     Richfield
NEW JERSEY
     Edison
     Marlton
OHIO
     Columbus (3)
     Dayton
     Lyndhurst
PENNSYLVANIA
      King of Prussia
TEXAS
     Addison
     Houston (2)
     Las Colinas
     San Antonio
VIRGINIA
     Reston

Purchasing

On November 27, 2000, the Company entered into a five-year distribution agreement with Sysco Corporation ("Sysco") pursuant to which Sysco is entitled to distribute not less than 80% of food and food-related purchases of Champps. The agreement with Sysco is cancelable by either party upon 60 days written notice. There is no guarantee that if this key supplier cancels the distribution agreement, the Company will be able to find another supplier or put a distribution network into place that is as cost effective as Sysco. Champps franchisees also have the option of purchasing from Sysco.

Accounting and Management Information Systems

Since its inception on May 27, 1997, the Company has provided each of its operating segments with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company continues to upgrade its computer hardware and financial software. Restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management and information systems permit the Company to control and manage its operations efficiently.

On May 24, 1999, the Company entered into a three year services agreement with RCS whereby RCS agreed to provide hosting and data processing services for the Company. Among the services provided are wide area network management, Microsoft exchange hosting, remote local area network management, hosting of Oracle financials, hosting of the payroll system, access to the internet, data back up and restores and the hosting of prior financial systems of the Company which are no longer in operation. In May 2000, Aspeon, Inc. ("Aspeon") acquired RCS and all the rights and obligations under the services agreement. As of July 1, 2001, Aspeon has experienced financial difficulties evidenced by a restatement of its financials, the temporary delisting of its stock and the devaluation of its stock from a high of $28.00 in March 2000 to a recent low of $0.25. In response to Aspeon's financial issues, the Company is currently seeking alternative solutions for its hosting and data processing requirements. However, if Aspeon becomes unable to fulfill the obligations of the service agreement, there is no guarantee that the Company will be able to find an adequate solution in time to avoid a disruption of the Company's business. Because the Company's dependence on its data processing systems, the large number of transactions processed and the number of third parties with whom the Company interacts through its systems, a failure of this service provider could result in substantial and material impact on the Company's business, operations and financial results.

Prior to May 24, 1999, the Company owned a 50% interest in RCS. The Company also held a promissory note from RCS due June 30, 2002, with a face value of $2.3 million and accruing interest at 6% per annum. The Company consolidated RCS operations for fiscal 1999 and 1998, while the Company maintained 50% ownership of RCS and held the RCS note.

On May 24, 1999, the Company sold its 50% interest in RCS to RCS for $750,000 in cash, $142,000 in assets, primarily consisting of computer hardware and software, the cancellation of $263,000 of payables owed by the Company to RCS, the cancellation of certain contingent obligations under the Chief Executive Officer's employment agreement which were valued at $280,000 and prepaid services valued at $750,000. In conjunction with the sale, the Company cancelled the outstanding principal and interest due under the promissory note.

Competition

The restaurant industry is highly competitive. Champps competes with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Site location, quality of service and attractiveness of facilities are also important factors for a successful restaurant. The restaurant industry is affected by general economic conditions, environmental conditions such as weather, changing tastes, population, traffic patterns and spending habits of guests. Champps believes that their competitive position is enhanced by providing guests with a diverse selection of menu items served in bountiful portions at moderate prices in an upscale and entertaining atmosphere.

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

Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 33% of Champps' total restaurant sales during fiscal year 2001 and 2000. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Champps' or a franchisee's operation in that location. Typically, licenses must be renewed annually and may be revoked or suspended for cause.

Champps restaurants are subject to "dram shop" statutes in certain states. These statutes generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. Champps carries liquor liability coverage in the amount of $1.0 million per occurrence subject to a policy aggregate limit. However, a judgment against Champps under a "dram shop" statute in excess of Champps' liability coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company.

Research and Development

The Company is engaged in research activities relating to the development or improvement of new and existing products or services. Champps utilizes its kitchen facilities to develop recipes, test food products and equipment and set nutritional and quality standards. Champps tests additional menu items in various markets on an on-going basis. These tests are coordinated through the corporate headquarters. Furthermore, the Company employs a professional support staff and outside consultants to establish, maintain and enforce high standards of sanitation and safety in all phases of food preparation and service. The cost of research and development currently is not material to the Company's cost of operations.

Service Marks

The Company, through its operating subsidiaries, has registered a number of trademarks and service marks, in connection with providing bar and restaurant services, with the United States Patent and Trademark Office and with certain states, including the trade names: "Champ's," "Champps" and "Champps Americana" (collectively, the "Marks").

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

Some of the service marks, trade names and trademarks are of significant importance to the businesses of Champps. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

Seasonality

Champps sales are historically higher in the fall, winter and spring months, due primarily to the dining habits of its guests, the interest in athletic events at these times of year which are featured on video walls in the Company's restaurants and eating out trends of the general public.

Corporate Offices and Employees

The Company is incorporated under the laws of the State of Delaware. As of September 20, 2001, the Company employs at its corporate headquarters approximately 34 employees on a full-time basis, five of which are executive officers. In addition, the Company employs five field-based Directors of Operations and two field-based recruiters.

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

Risk Factors

The Company May Be Unable to Sustain Profitability

The Company incurred losses in the fiscal years prior to and including 1999. These losses resulted primarily from predecessor companies and discontinued operations. Although the Company is now operating a single concept, Champps, we cannot predict whether the Company will be able to achieve or sustain revenue growth, profitability or positive cash flow in the future. Failure to achieve these objectives may cause Champps' stock price to decline and make it difficult to raise additional capital. See "Item 6. Selected Financial Data" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Conditions" for information on the history of the Company's losses.

The Company's Business Could Be Materially Adversely Affected if the Company Is Unable to Expand in a Timely and Profitable Manner.

To continue to grow, the Company must open new Champps restaurants on a timely and profitable basis. The Company has experienced delays in restaurant openings from time to time and may experience delays in the future. Delays or failures in opening new restaurants could materially adversely affect the Company's business, financial condition, operating results or cash flows. The Company expanded from 14 restaurants at the end of fiscal 1997 to 28 restaurants at the end of fiscal 2001. The Company expects to open an additional 6 to 8 restaurants during fiscal 2002. The Company's ability to expand successfully will depend on a number of factors, some of which are beyond the Company's control, including the:

o   identification and availability of suitable restaurant sites;
o   competition for restaurant sites;
o   negotiation of favorable leases;
o timely development in certain cases of commercial, residential, street or highway construction near our restaurants;
o   management of construction and development costs of new restaurants;
o   securing of required governmental approvals and permits;
o recruitment of qualified operating personnel, particularly general managers and kitchen managers;
o   competition in new markets; and
o   general economic conditions.

In addition, the Company contemplates entering new markets in which it has no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than the Company's existing markets, which may cause the new restaurants to be less successful in these new markets than in the existing markets.

The Company May Not Be Able to Achieve and Manage Planned Expansion

The Company faces many business risks associated with rapidly growing companies, including the risk that the existing management, information systems and financial controls will be inadequate to support the planned expansion. The Company cannot predict whether it will be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on management and these systems and controls. If the Company fails to continue to improve management, information systems and financial controls or encounters unexpected difficulties during expansion, the Company's business, financial condition, operating results or cash flows could be materially adversely affected.

Furthermore, the Company may seek to acquire the operations of other restaurants. To do so successfully, the Company would need to identify suitable acquisition candidates, obtain financing on acceptable terms, and negotiate acceptable acquisition terms. Even if the Company is successful in completing acquisitions, they may have a material adverse effect on the operating results, particularly in the fiscal quarters immediately following the completion of an acquisition, while the acquisition is being integrated into the Company's operations. The Company does not currently have any definitive agreements, arrangements or understandings regarding any particular acquisition.

The Company May be Unable to Fund Its Significant Future Capital Needs and The Company May Need Additional Funding Sooner Than Anticipated

The Company will need capital to finance its expansion plans. Funds are required for capital expenditures, preopening costs and potential initial operating losses related to new restaurant openings. The Company may not be able to obtain additional financing on acceptable terms. If adequate funds are not available, the Company will have to curtail projected growth, which could materially adversely affect the business, financial condition, operating results or cash flows. Moreover, if the Company issues additional equity securities, stockholder equity may be diluted.

The Company estimates that capital expenditures during fiscal 2002 will be approximately $19.0 million and that capital expenditures during future years will exceed this amount. The Company experienced cash flow from operations of approximately $9.7 million in fiscal 2001, and approximately $5.3 million in fiscal 2000. Although the Company expects that available borrowings, combined with other resources, will be sufficient to fund the capital requirements through fiscal 2002, this may not be the case. The Company may be required to seek additional capital earlier than anticipated if:

o  future actual cash flows from operations fail to meet expectations;
o costs and capital expenditures for new restaurant development exceed anticipated amounts;
o the Company is unable to obtain sale-leaseback financing of certain restaurants;
o  landlord contributions, loans and other incentives are lower than expected;
o the Company is required to reduce prices to respond to competitive pressures; or
o the Company is able to secure a greater number of attractive development sites than currently anticipated.

See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -Financial Condition and Liquidity" for a discussion of the Company's historical and anticipated capital needs.

Fluctuations in the Company's Operating Results

The Company's operating results will fluctuate significantly because of several factors, including the timing of new restaurant openings and related expenses, profitability of new restaurants, increases or decreases in comparable restaurant sales, general economic conditions, consumer confidence in the economy, changes in consumer preferences, competitive factors and weather conditions. As a result, the Company's operating results may fall below the expectations of public market analysts and investors.

In the past, the Company's preopening costs have varied significantly from quarter to quarter primarily due to the timing of restaurant openings. The Company typically incurs most preopening costs for a new restaurant within the two months immediately preceding, and the month of the restaurant's opening. In addition, the labor and operating costs for a newly opened restaurant during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of restaurant sales. Accordingly, the volume and timing of new restaurant openings in any quarter has had and is expected to continue to have a significant impact on quarterly preopening costs and labor and direct and occupancy costs. Due to these factors, results for a quarter may not indicate results to be expected for any other quarter or for a full fiscal year. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition"

Because of the Company's Small Restaurant Base, the Operating Results Could Be Materially Adversely Affected By the Negative Performance of a Small Number of Restaurants

The Company currently ownes and operates 28 restaurants. Due to the small restaurant base, poor operating results at any one or more restaurants could materially adversely affect the Company's business, financial condition, operating results or cash flows. The operating results achieved to date may not be indicative of the Company's future operating results with a larger number of restaurants. Furthermore, a history of operating losses at a restaurant could result in a charge for impairment of assets. See note 5 to the audited consolidated financial statements for a discussion of the asset impairment criteria.

Increased Food Costs Could Materially Adversely Affect the Operating Results

The Company's profitability depends in part on the Company's ability to anticipate and react to changes in food costs. The Company relies on the distributor, a national food distributor, as the primary distributor of its food. Although the Company believes that alternative distribution sources are available, any increase in distribution prices, failure to perform by the distributor or the cancellation of the 5-year distribution agreement could cause the food costs to increase. Further, various factors beyond the Company's control, including adverse weather conditions, farm animal diseases, governmental regulation or war may affect food costs. The Company cannot predict whether it will be able to anticipate and react to changing food costs by adjusting purchasing practices and menu prices, and a failure to do so could materially adversely affect the Company's business, financial condition, operating results or cash flows.

Changes in Consumer Preferences or Discretionary Consumer Spending Could Negatively Impact the Operating Results

The Company's continued success depends, in part, upon the popularity of the menu items served in the Champps environment and our dining style. Shifts in consumer preferences away from our cuisine or dining style could materially adversely affect future profitability. Also, the Company's success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially adversely affect the Company's business, financial condition, operating results or cash flows.

The Company May Be Unable to Compete With Larger, Better Established Competitors

The restaurant industry is highly competitive. Due to the Company's limited financial resources and operating history, the Company may be unable to compete effectively with larger, better established competitors, which have substantially greater financial resources and operating histories than the Company do. The Company will likely face direct competition with these competitors in each of the markets the Company enter. See "Item 1. Business--Competition" for a discussion of the competition the Company face.

The Company Could Face Potential Labor Shortages

The Company's success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff, necessary to keep pace with its expansion schedule. Qualified individuals needed to fill these positions are in short supply in certain areas, and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants which could have a material adverse effect on the Company's business, financial condition, operating results or cash flows. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs.

The Company's Operations Depend on Governmental Licenses and the Company May Face Liability Under Dram Shop Statutes

The Company's business depends on obtaining and maintaining required food service and liquor licenses for each of its restaurants. If the Company fails to hold all necessary licenses, the Company may be forced to delay or cancel new restaurant openings and close or reduce operations at existing locations. In addition, the sale of alcoholic beverages subjects us to "dram shop" statutes in some states. These statutes allow an injured person to recover damages from an establishment that served alcoholic beverages to an intoxicated person. If the Company receives a judgment substantially in excess of its insurance coverage, or if the Company fails to maintain its insurance coverage, the business, financial condition, operating results or cash flows could be materially and adversely affected. See "Item 1. Business - Government Regulation" for a discussion of the regulations the Company must comply with.

Complaints or Litigation from Guests May Materially Adversely Affect Us

The Company is from time to time the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations may materially adversely affect the company and its restaurants, regardless of whether the allegations are valid or whether Champps is liable. These claims may divert financial and management resources that would otherwise be used to benefit the future performance of the Company's operations.

The Company's business may be adversely affected by acts of war and terrorism

The terrorist attacks on New York and Washington, D.C on September 11, 2001 may have a variety of adverse effects on business, financial and general economic conditions. At this time, however, management is not able to predict the nature, extent and duration of these effects on the Company's business and finances.

Item 2.           Properties.

As of July 1, 2001, the Company leased approximately 7,500 square feet of office space at its corporate headquarters in Englewood, Colorado, at an average annual rent of $165,000, through May 2003. The Company has an optional renewal period of three years. The rent expense during the renewal period will be the prevailing market rate at the time of the renewal. See "Item 1. Business - Champps Restaurant Locations" for a listing of the Company's owned and franchised restaurant locations.

Item 3.           Legal Proceedings.

The Company assumed certain contingent liabilities of DAKA, and its subsidiary, Daka, Inc. ("Daka") in connection with the Spin-off and agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon, see "Disposition Transactions" in this Form 10-K. Further, the Company is also engaged in various other actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these other matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. See Item 1, "Business - Disposition and Certain Other Transactions ".

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $187,000 in compensatory damages and $4.8 million in punitive damages based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka is now a subsidiary of Compass Group, PLC, the events at issue in the case took place while a predecessor company of Champps owned Daka. On March 28, 2000, Daka filed post-trial motions, including motions to reduce the damage awards, for judgment not withstanding the verdict, or in the alternate, for a new trial. These motions were subsequently denied by the court. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the appeal. The Company is of the opinion that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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


                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                   PART II

Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters.

The Company's common stock originally was listed on the NASDAQ National Market ("Nasdaq") under the symbol "UNIQ" from July 17, 1997, the date on which the Company became a publicly traded company as a result of its spin-off from DAKA, through July 28, 1999. On July 28, 1999, the Company changed its name from Unique Casual Restaurants, Inc. to Champps Entertainment, Inc. and changed its symbol on Nasdaq to "CMPP." The table below sets forth, since such date and for the fiscal periods indicated, the high and low intra-day sales price per share with respect to fiscal 2000 and 2001 of the Common Stock as reported on the Nasdaq.

                                      High             Low
                                     ------           ------
Fiscal 2000

First Fiscal Quarter                 $ 4.00           $ 2.00
Second Fiscal Quarter                  3.63             1.88
Third Fiscal Quarter                   4.50             2.63
Fourth Fiscal Quarter                  5.88             3.44

Fiscal 2001

First Fiscal Quarter                   6.50             4.38
Second Fiscal Quarter                  9.38             4.31
Third Fiscal Quarter                   9.00             6.63
Fourth Fiscal Quarter                 10.41             6.51


On September 20, 2001, there were 2,515 holders of record of the Company's Common Stock.

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company presently has no plans to buy back shares of the Company Common Stock in the open market.

Item 6.           Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. Data for 1999 and earlier periods have been restated to account for the Company's Fuddruckers segment as a discontinued operation. The balance sheet data as of July 1, 2001, July 2, 2000, June 27, 1999, June 28, 1998 and June 29, 1997 and the statements of operations data for each of the five fiscal years in the period ended July 1, 2001 presented below are derived from the Company's audited consolidated financial statements.

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

Certain amounts have been reclassified for fiscal 2000 and earlier periods to conform to fiscal 2001 presentation. The reclassifications have no impact on net income (loss), earnings (loss) per share or balance sheet data. Fiscal 1998 and 1997 include activity from the discontinued subsidiaries Specialty Concepts, Inc. and Casual Dining Ventures, Inc. and the subsidiaries of Casual Dining Ventures, Inc. During fiscal 1998 and 1997, revenues from these discontinued subsidiaries were $3.7 million and $5.9 million, respectively.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Annual Report on Form 10-K.

Amounts are in thousands except per share data.

                                                                   As of and for the Fiscal Years Ended
                                                         ---------------------------------------------------------
                                                           July 1,     July 2,    June 27,   June 28,    June 29,
                                                            2001        2000        1999       1998        1997
                                                          --------    --------   ---------  ---------   ---------

Statements of Operations Data:
Total Revenues                                             133,316     109,445      88,286     78,008      64,647
Income (loss) from continuing operations before cumulative
    effect of change in accounting for preopening costs      5,721       2,350     (14,079)    (5,999)    (27,389)
Net Income (loss)                                           13,537       2,273     (23,922)   (27,735)    (39,043)

Basic Income (loss) per share from continuing operations      1.14        0.20       (1.21)     (0.52)
Proforma basic (loss) per share from continuing operations                                                  (2.40)

Diluted Income (loss) per share from continuing operations    1.10        0.19       (1.21)     (0.52)
Proforma diluted (loss) per share from continuing operations                                                (2.40)

Basic weighted average shares (in thousands):
     Historical                                             11,871      11,654      11,622     11,489
     Proforma                                                                                              11,426

Diluted weighted average shares (in thousands):
     Historical                                             12,363      11,742      11,622     11,489
     Proforma                                                                                              11,426

Balance Sheet Data:
Total assets                                                79,458      67,093      57,142     86,660     110,267
Long-term debt related to continuing operations,
     including current portion                              17,093      19,324       6,157      6,945       4,256
Total equity                                                44,616      30,122      27,819     50,398      79,053

Discontinued operations:
     Minority interest and obligations under put agreement
          related to the discontinued operations                 -           -           -      5,400       1,100
     Net long-term assets                                        -           -           -     44,335      65,307
     Net current liabilities                                     -           -           -     (4,202)     (6,492)


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

As of September 20, 2001, Champps Entertainment, Inc. operated 28 Company owned upscale, high volume, casual dining restaurants under the names of Champps Americana and Champps Restaurants. The Company also franchises 13 restaurants under the name of Champps Americana.

The Company's revenues consist primarily of sales from our restaurant operations. Comparable restaurant sales include the sales of restaurants open for the entire month in the period which they become eligible for inclusion in the calculation. New restaurants are eligible for inclusion in the comparable sales base in their fifteenth month of operation.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th for financial reporting purposes. The Company's fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999, are referred to as 2001, 2000, and 1999, respectively. Fiscal 2000 contained 53 weeks. Fiscal 2001 and 1999 each contain 52 weeks.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company and elsewhere in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "expect," "anticipate," "intend," "assume," "estimate," "project," and similar expressions which predict or indicate future events and trends are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve known and unknown risks and uncertainties, many of which may be beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected by the forward-looking statements. Factors that may cause such a difference include, among others, the following: the ability of the Company to successfully implement strategies to improve overall profitability; the impact of increasing competition in the casual and upscale casual dining segments of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; the impact of the World Trade Center terrorist attack and its impact on consumer confidence and the economy; adverse weather conditions; competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the costs of product, labor, and other resources necessary to operate the restaurants; unforeseen difficulties in integrating acquired businesses; the ability of the Company to obtain a satisfactory solution regarding the Company's data processing and computer hosting requirements; the availability and terms of financing for the Company and any changes to that financing; the ultimate outcome of certain contingent obligations related to the Company's former Fuddruckers segment and its other predecessor businesses; the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages; and the amount of, and any changes to, tax rates. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause differences. These forward-looking statements were based on information, plans and estimates as of the date of this report. The Company undertakes no obligation to publicly update any forward-looking statements to reflect changes in underlying assumptions or factors whether as a result of new information, future events or other changes.

                              RESULTS OF OPERATIONS

Overview

The Company reported a net income of $13.5 million for the fiscal year ended July 1, 2001, compared to a net income of $2.3 million last year. Pretax income for fiscal 2001 was $5.6 million after an increase ($0.6 million) to reserves for additional anticipated legal and other expenses related to litigation involving predecessor companies that were either spun-off or sold prior to fiscal 1999, compared to $2.4 million last year. Net income also includes a net tax benefit of $7.9 million resulting from a reassessment of the expected tax benefits the Company will realize in fiscal 2001 and future years from its net operating loss carryforward. The Company reported a profit from continuing operations of $5.7 million for fiscal 2001. While the Company believes its strategies will continue to produce overall profitability, there can be no assurance that such strategies will continue to be successful. Accordingly, the Company may again incur operating losses. To sustain profitability, the Company must, among other things, manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers, its former food service and Great Bagel and Coffee businesses, continue to reduce selling, general and administrative expenses as a percentage of sales while continuing to increase net revenues from its restaurants and successfully executing its growth strategy for the Champps Americana concept.

See "Item 1. Business" for a discussion of events in fiscal 2001 and 2000 that, in part, will shape the future direction of the Company.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of Champps, improved operational excellence, anticipated continued lower general and administrative expenses from actions taken since June 27, 1999, the effects of the Spin-off, the Fuddruckers Sale, the consolidation of corporate headquarters, the sale of non-essential assets and businesses, and other related transactions, should provide the opportunity for increased profitability.

Champps

The following table sets forth certain financial information for Champps.


                                                                      (in thousands)
                                                           2001            2000             1999
                                                       ------------   -------------    -------------
Restaurant sales                                          $ 132,672       $ 108,643         $ 87,728
                                                       ============   =============    =============

Sales from Champps restaurants                               100.0%          100.0%           100.0%
Operating Expenses:
     Labor costs                                              (31.6)          (33.0)           (33.9)
     Product costs                                            (28.9)          (28.9)           (29.3)
     Other Operating Expense                                  (15.0)          (15.0)           (15.8)
     Occupancy                                                 (8.1)           (8.7)            (9.5)
     Depreciation and amortization                             (4.2)           (3.7)            (3.9)
                                                       ------------   -------------    -------------
Restaurant unit contribution                                  12.2%           10.7%             7.6%
                                                       ============   =============    =============


Restaurant unit contribution                               $ 16,156        $ 11,587          $ 6,703
Preopening expense                                           (1,470)         (1,462)          (1,164)
Franchising and royalty income                                  644             802              558
                                                       ------------   -------------    -------------
Restaurant unit, franchising and royalty contribution      $ 15,330        $ 10,927          $ 6,097
                                                       ============   =============    =============



Certain amounts have been reclassified for fiscal year 2000 and earlier to conform to fiscal year 2001 presentation.

Comparison of Fiscal Years Ended July 1, 2001 and July 2, 2000

Sales in Company-owned restaurants increased approximately $24.1 million, or 22.2%, to $132.7 million for fiscal 2001, compared with $108.6 million for fiscal 2000. The increase reflects both an increase in the number of Company-owned restaurants open between years, and an increase in same store sales. The Company opened four new restaurants in fiscal 2001. Same store sales increased approximately 0.2% in fiscal 2001.

Restaurant unit contribution prior to preopening expenses of $16.2 million for fiscal 2001 was up 39.7% from $11.6 million in fiscal 2000. The restaurant unit contribution margin increased to 12.2% for fiscal 2001 from 10.7% in fiscal 2000. Margin improvements were made in labor cost and occupancy cost while depreciation and amortization expenses were higher due to the number of new restaurants added during fiscal 2001. Product costs and other operating expenses were the same percent of sales in fiscal 2001 and 2000.

Labor costs increased $6.1 million to $41.9 million for fiscal 2001 from $35.8 million in fiscal 2000. Labor cost as a percent of restaurant sales improved 1.4% to 31.6% for fiscal 2001 from 33.0% in fiscal 2000. Improvements resulted primarily from a menu reengineering which resulted in improved efficiencies for the back of the house staff. In addition, taxes and benefits associated with wages improved primarily from lower than anticipated health care costs.

Product costs increased $6.9 million to $38.3 million for fiscal 2001 from $31.4 million in fiscal 2000. Product costs as a percent of restaurant sales remained the same 28.9% in fiscal 2001 and 2000. During April, 2001 a 1% price increase was implemented to offset increasing costs in beef.

Other operating expenses consist primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies. Other operating expenses increased $3.8 million to $20.1 million for fiscal 2001 from $16.3 million in fiscal 2000. Other operating expenses as a percent of restaurant sales remained the same 15.0% in fiscal 2001 and 2000. Despite higher utility costs for the year, improvements in marketing expense and direct operating expenses offset the increase in utilities.

Occupancy expenses increased $1.3 million to $10.7 million for fiscal 2001 from $9.4 million in fiscal 2000. Occupancy expense as a percent of restaurant sales improved 0.6% to 8.1% for fiscal 2001 from 8.7% in fiscal 2000. Improvements resulted primarily from an improvement in insurance expenses. In addition, the increased sales volume relative to fixed rent had an impact of lowering the expense relative to sales.

Depreciation and amortization expense increased $1.4 million to $5.5 million for fiscal 2001 from $4.1 million in fiscal 2000. Depreciation and amortization expense as a percent of restaurant sales increased 0.5% to 4.2% for fiscal 2001 from 3.7% in fiscal 2000. This increase was primarily the result of additional depreciation on capital expenditures for an increasing number of restaurants.

Preopening expenses were approximately $1.5 million in fiscal 2001 and in fiscal 2000. The Company opened four new stores in both fiscal 2000 and 2001. In fiscal 2000, the Company also acquired two restaurants from an existing franchisee which incurred minimal preopening expenses. Preopening expenses have historically been approximately $0.4 million per location.

Comparison of Fiscal Years Ended July 2, 2000 and June 27, 1999

Sales in Company-owned restaurants increased approximately $20.9 million, or 23.8%, to $108.6 million for fiscal 2000, compared with $87.7 million for fiscal 1999. The increase reflects both an increase in the number of Company-owned restaurants open between years and an increase in same store sales. The Company opened four new restaurants in fiscal 2000. Same store sales increased approximately 4.7% in fiscal 2000.

Restaurant unit contribution prior to preopening expenses of $11.6 million for fiscal 2000 was up 73.1% from $6.7 million in fiscal 1999. The restaurant unit contribution margin increased to 10.7% for fiscal 2000 from 7.6% in fiscal 1999. Improvements were made in all expense categories.

Preopening expenses were approximately $1.5 million in fiscal 2000, compared with $1.2 million in fiscal 1999. This increase relates primarily to the number of units opened, the timing of construction, and construction in progress between years. Preopening expenses have historically been approximately $0.4 million per location.

General and Administrative Expenses

Comparison of Fiscal Year Ended July 1, 2001 and July 2, 2000

General and administrative expenses from continuing operations were approximately $7.7 million for fiscal 2001, compared with approximately $6.8 million in fiscal 2000. General and administrative expense as a percent of revenues of 5.8% for fiscal 2001 improved 0.4% from 6.2% in fiscal 2000.

General and administrative expenses included a number of one time only expenses in fiscal 2001 that are not anticipated to occur again. Included in these expenses are litigation expenses relative to arbitration hearings and liquor violations at one of the Champps restaurants. These litigation expenses were approximately $0.6 million in fiscal 2001.

Comparison of Fiscal Year Ended July 1, 2000 and June 27, 1999

General and administrative expenses from continuing operations were approximately $6.8 million for fiscal 2000, compared with approximately $19.0 million in fiscal 1999. In fiscal 2000, there were no unusual expenses impacting general and administrative expenses.

In fiscal 1999, general and administrative expenses include losses of $2.7 million of the sale of non-essential assets, $2.7 million in charges related to predecessor businesses and $2.3 million of the total $2.7 million in losses on business and lease contracts. Exclusive of these costs, general and administrative expenses for 1999 would have been $11.3 million. General and administrative expenses, excluding unusual items have decreased from $11.3 million in fiscal 1999 to $6.8 million for fiscal 2000. The decrease is primarily the result of consolidation of the Company's former offices in Massachusetts and Minnesota into one office based in Englewood, Colorado.

Income Taxes

For fiscal year 2001, the Company recorded a benefit for income taxes of $7.9 million primarily related to the reversal of a portion of the valuation allowance against the Company's net deferred tax assets. The change in the valuation allowance is due to management's determination that the Company will, more likely than not, be able to realize certain of those net deferred tax assets through the generation of income in future periods. Net deferred tax assets at July 1, 2001, after valuation allowances were $8.1 million. Net deferred tax assets consist primarily of net operating loss and other credit carryforwards that may be used to offset taxable income in future periods. As of July 1, 2001, the Company had Federal net operating loss carryforwards of approximately $59.0 million, expiring at various dates through 2020. Also during fiscal 2001, management determined that the utilization of such loss carryforwards would not be limited by provisions of the Internal Revenue Code as had been previously expected. The Company recorded a provision for state taxes of $260,000 for the year ended July 1, 2001.


Inflation

The impact of inflation and changing prices has had no material impact on net sales and revenue or income from continuing operations during the last three years.

Year 2000 Compliance

The statements in the following section include "Year 2000 Readiness Disclosure" within the meaning of the year 2000 Information and Readiness Disclosure Act.

The Company has experienced no material Year 2000-date related disruptions or other significant problems. The Company has made no additional expenditures relative to the Year 2000 in fiscal 2001. Based on currently available information, management continues to believe that Year 2000-date related disruptions or other problems, if any, will not have a significant adverse impact on its operational results or financial condition. As of July 1, 2001, the Company is anticipating no further expenditures relative to the Year 2000 issue.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid in 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. Capital expenditures for expansion during 2001, 2000 and 1999 were generally provided through cash balances (including in fiscal 1999 a portion of the proceeds from the sale of Fuddruckers) and standard restaurant financing methods including sale-leaseback transactions, mortgage facilities, tenant improvement allowances and equipment financings. Capital expenditures for the purchase of property and equipment were $14.5 million, $13.9 million and $10.4 million for continuing operations, respectively, for 2001, 2000 and 1999.

At the end of fiscal 2001, the Company's unrestricted cash was $1.3 million and restricted cash was $0.8 million. The Company anticipates that it will continue to generate positive cash flow in fiscal 2002; however, there are also significant cash expenditures anticipated during the forthcoming year related to the opening of new restaurants and the renovation and remodeling of existing restaurants.

During fiscal 2001, the Company generated cash flows from operating activities of $9.7 million. During the same period, the Company received financings of $5.1 million associated primarily with the sale leaseback of its Las Colinas, Texas restaurant for $3.1 million; a one store equipment lease for $0.9 million; and landlord contributions in the form of a tenant improvement allowances together with a note payable totaling $1.2 million. The Company also received $0.5 million from the sale of a former Fuddrucker's restaurant location.

During fiscal 2001, the Company opened four restaurants: the Las Colinas, Texas restaurant opened July 24, 2000; the Skokie, Illinois restaurant opened May 24, 2001; the Willowbrook, Texas restaurant opened June 26, 2001; and, the King of Prussia, Pennsylvania restaurant opened June 28, 2001. Total capital expenditures for new restaurants during fiscal 2001 were approximately $12.2 million. Capital expenditures for repairs and remodels to existing restaurants were approximately $2.3 million.

During fiscal 2002, the Company has commitments and anticipates the receipt of $1.8 million from an equipment lease and tenant improvement allowances of approximately $2.6 million for restaurants opened as of July 1, 2001.

During fiscal 2002, the company anticipates opening six to eight additional restaurants. New restaurants in Indianapolis, Indiana, Pentagon City, Virginia, Utica, Michigan and Columbia, Maryland are anticipated to open in the second quarter of 2002. The Company anticipates receiving tenant improvement allowances of approximately $2.5 million for three of these restaurants while the construction of the fourth restaurant will be financed by AEI and leased to Champps. AEI is a real estate investment trust. The Company currently leases eight restaurants from AEI or its limited partnerships. The Company anticipates opening two to four restaurants in the fourth quarter of fiscal 2002. Currently, the Company has an executed contract for two restaurants to be located in Denver, Colorado and Durham, North Carolina. Both restaurants are expected to open in the fourth quarter of fiscal 2002. Additional sites are currently identified for Champps restaurants and contracts are being negotiated.

Anticipated in fiscal 2002 are capital expenditures of approximately $19.0 million, primarily for new restaurants and standard remodeling and upgrades in existing restaurants. These expenditures will be funded through cash flow from existing operations, and through tenant improvement allowances as well as equipment leases associated with new restaurants. The Company is anticipating the receipt of tenant improvement allowances to off-set these capital expenditures in the amount of $8.6 million in fiscal 2002. As of September 20, 2001, the Company has received $1.3 million of the anticipated tenant improvement allowances. The Company has signed contracts for $5.8 million additional tenant improvement allowances. And, the Company is anticipating $1.5 million of additional tenant improvement allowances by the end of fiscal 2002. The Company also has a commitment for a $5.0 million loan collateralized by assets of the Company. This commitment is subject to various pre-closing conditions and there can be no assurances that the financing will be available on the terms currently anticipated or at all.

It is also anticipated that there will be substantial cash payments in fiscal 2002 associated with liabilities previously recorded in fiscal 1998 and 1999 related to the Spin-off Transaction and Fuddruckers Sale transactions. Included in these cash payments, the Company anticipates that there will be payments for prior year insurance claims, tax audits and legal settlements. During fiscal 2001, the Company made payments of $2,739 to reduce these liabilities. Anticipated expenditures are estimated to range between $1.5 million to $2.0 million for fiscal 2002. Remaining amounts are anticipated to be paid in fiscal 2003.

The impact of inflation and changing prices has had no material impact on net sales and revenue or income from continuing operations during the last three years.

Item 7A. Quantitative and Qualitative Market Risk Disclosures

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years and the implicit interest rates in the Company's sale-leaseback arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during fiscal 2001. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements. For additional information about the Company's financial instruments and these financing arrangements, see "Notes to Consolidated Financial Statements".

Item 8.           Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-25 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.








                  [Remainder of page left intentionally blank]

PART III

Item 10.          Directors and Executive Officers of the Registrant.

Directors of the Registrant

Incumbent Directors

The following table sets forth certain information regarding current members of the Board of Directors:


                                                   Principal                  Director      Expiration
            Name               Age                 Occupation                   Since        of Term      Class
----------------------------- ------  ------------------------------------- -------------- ------------- ---------

William H. Baumhauer           53        Chairman, President and Chief       June 1999        2001         II
                                        Executive Officer of the Company

Timothy R. Barakett            36     Chairman of Atticus Capital, L.L.C.    March 1999        2002         I

James Goodwin                  45            Independent Consultant          March 1999        2002         I

Nathaniel P.J.V. Rothschild    30     President of Atticus Capital, L.L.C.   August 1999       2001         II

Alan D. Schwartz               51         Senior Managing Director of         May 1997         2002        III
                                          Corporate Finance for Bear,
                                              Stearns & Co., Inc.

Stephen F. Edwards             38                   Partner                   May 2001         2002        III
                                           Bruckman, Rosser, Sherrill
                                                   & Co., LLC



The name, age and principal occupation during the past five years and other information concerning each director are set forth below:

William H. Baumhauer, 53, has served as a Director and Chairman of the Board of Directors since August 23, 1999, and as President and Chief Executive Officer since June 24, 1999. Mr. Baumhauer also held these positions with the Company or its predecessors from September 1988 until July 24, 1998, when he left the Company to serve as President and Chief Operating Officer of Planet Hollywood International, Inc., a position he held until his return to the Company on June 24, 1999. Subsequent to his return to the Company, on October 12, 1999, Planet Hollywood filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

Timothy R. Barakett, 36, has been the Chairman and Managing Member of Atticus Capital, L.L.C., a private investment management company and an affiliate of Atticus Partners, since October 1995. He also serves as the Managing Member of Atticus Holdings, LLC, a Delaware limited liability company and as the Chairman and Chief Executive Officer of Atticus Management, Ltd., an international business company and structured under the laws of the British Virgin Islands. From June 1993 until March 1995, Mr. Barakett was a Managing Director and General Partner at Junction Advisors, Inc. a private investment management company. Mr. Barakett also serves as a director of RIT Capital Partners plc., and Groupe Andre, SA.

James Goodwin, 45, has been a private investor since 1998. From 1990 until February 1998, Mr. Goodwin was a Managing Director at Gleacher Natwest, Inc., an investment banking company. Mr. Goodwin also serves as a Director for Kiewet Materials Company located in Omaha, Nebraska.

Nathaniel P.V.J. Rothschild, 30, has been President of Atticus Capital, L.L.C., a private investment management company, since January 2000 and a member since March 1996. Since April 2000, Mr. Rothschild has been serving as the Chairman and Director of Groupe Andre, S.A. From April 1997 to January 1999, Mr. Rothschild was a Vice President of Atticus Management (Bermuda) Ltd. From March 1995 to March 1996 was a Financial Analyst at Gleacher Natwest, Inc., an investment banking company and prior to that time, he was a financial analyst with Lazard Brother & Co., Ltd. In London..

Alan D. Schwartz, 51, has served as a Director of the Company or its predecessors since September 1988 and served as a Director of Fuddruckers, Inc. from September 1984 until its merger with DAKA in 1988. Mr. Schwartz is Senior Managing Director-Corporate Finance of Bear, Stearns & Co., Inc., and a Director of its parent The Bear Stearns Companies, Inc. He has been associated with such investment banking firms for more than five years. Mr. Schwartz is also a Director of Young & Rubicam, Inc., Atwood Richards, Inc., St. Vincent's Services, the American Foundation for AIDS Research, the New York Blood Center and NYU Medical Center and a member of the Board of Visitors of the Fuqua School of Business at Duke University.

Stephen F. Edwards, 38, has been a partner at Bruckman, Rosser, Sherrill & Co., LLC since 1995. Bruckman, Rosser & Sherrill & Co., LLC is private equity investment firm specializing in the foodservice industry. Mr. Edwards is a graduate of Yale University and the Harvard Business School. He serves on the boards of directors of Town Sports International, Inc., Anvil Knitwear, Inc., Au Bon Pain, O'Sullivan Industries, Inc. and Unwired Pty Ltd.

Meetings and Committees

The Board of Directors of the Company has a Compensation Committee, a Nominating Committee and an Audit Committee. The Compensation Committee has the responsibility of reviewing on an annual basis all officer and employee compensation. The Compensation Committee is currently composed of Mr. Barakett, Mr. Goodwin, Mr. Rothschild and Mr. Schwartz.

Audit Committee.

The Company's Board of Directors has established an Audit Committee currently consisting of Messrs. Barakett, Goodwin and Edwards. The Audit Committee acts pursuant to a Charter, which was adopted by the Board of Directors on March 8, 2000. The Audit Committee's duties include overseeing the internal accounting controls and reviewing the financial statements of Champps. The Audit Committee also makes recommendations concerning the engagement of independent public accountants and communicates with Champps' independent auditors on matters of auditing and accounting. The Audit Committee met four times during fiscal 2001.

Each of the Audit Committee members is "independent", as defined in Rule 4200
(a) (14) of the Marketplace Rules of the National Association of Securities Dealers, Inc., with the exception of Mr. Barakett, who, due to his employment and compensation relationship with Atticus Capital L.L.C. and its affiliated entities, one or more of which may be deemed to be an affiliate of Champps, serves as a non-independent director on the Audit Committee. Mr. Barakett was elected to serve on the Board of Directors on March 4, 1999, and was appointed to serve on the Audit Committee at the March 17, 1999 meeting of the Board of Directors. On May 23, 2001, the Board of Directors determined that because of Mr. Barakett's extensive financial expertise, his tenure and experience on the Audit Committee, and his intimate knowledge of Champps' business activities as they relate to the Audit Committee's responsibilities, his continued service on the Audit Committee is in the best interests of Champps and its stockholders, and complies with the conditions set forth in the NASD independence rules allowing one non-independent director to serve on the Audit Committee in exceptional and limited circumstances.

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:


Name                              Age      Position
----------------------------  ------------ ----------------------------------------------------------

William H. Baumhauer              53       Director, Chairman of the Board of Directors,
                                              President and Chief Executive Officer

Donna L. Depoian                  41       Vice President, General Counsel and Secretary

Frederick J. Dreibholz            46       Vice President, Chief Financial Officer,
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

Item 13.          Certain Relationships And Related Transactions.

The information required by this Item is incorporated by reference from the sections captioned "Certain Relationship and Related Transactions" contained in







                  [Remainder of page left intentionally blank] the Proxy Statement.
                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.       Financial Statements:

         Reports of Independent Auditors

         Consolidated Balance Sheets - July 1, 2001 and July 2, 2000

         Consolidated Statements of Operations - Fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999

         Consolidated Statements of Cash Flows - Fiscal years ended July 1, 2001, July 2. 2000 and June 27, 1999

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999

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

*3.2     By-laws of the Company.

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

**10.7 Third Amended and Restated Registration Rights Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Income L.P., Howdy S. Kabrins, La Salsa, Inc., Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for the Crown Trust, Theodore H. Ashford, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company as Master Trustee for Hughes Aircraft Retirement Plans, Charles A. Lynch, Sienna Limited Partnership I, Sienna Limited Partnership II, Sienna Holdings, Inc., as Nominee, Interwest Partners IV, Donald Benjamin, Vicki Tanner, Ronald
         D. Weinstock, Frank Holdraker, and Casual Dining
         Ventures, Inc.

**10.8 Fourth Amended and Restated Restricted Stock Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., Howdy S. Kabrins, La Salsa, Inc., Interwest Partners IV, Sienna Holding, Inc.,
         Sienna Limited Partnership I, Charles A. Lynch, Theodore H. Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for The Crown Trust, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company, as Master Trustee, for Hughes Aircraft Retirement Plans, FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Frank Holdraker, and Casual Dining Ventures, Inc.

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

**10.10 Severance, Non-Competition and Confidentiality Agreement, dated as of March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

**10.11 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

10.12    Separation Agreement, dated as of February 2, 1998, by and among Dean
         P. Vlahos, the Company and Champps, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 28, 1998.

10.13 Asset Purchase Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 28, 1998.

10.14 Champps Restaurant Development Agreement, dated as of February 2, 1998, by and between Dean P. Vlahos and Champps, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 28, 1998.

10.15 Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.16 Employment Agreement, dated as of June 24, 1999, by and between Unique Casual Restaurants, Inc. and William H. Baumhauer, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.17 Termination Agreement and General Release, dated July 21, 1999, by and between Champps Entertainment, Inc., Champps Operating Corporation and Donald C. Moore, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 2, 2000.

10.18    Non-negotiable Promissory Note, dated August 2, 1999, payable by Donald
         C. Moore to Champps Entertainment, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 2, 2000.

10.19 Asset Purchase Agreement, dated April 6, 2000, made by and between Prairie Restaurant Group, Inc. and Champps Operating Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 2, 2000.

10.20    Asset Purchase Agreement, dated April 6, 2000, made by and between Dean
         P. Vlahos and the Breagan Investment Group, Inc. and Champps Operating Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 2, 2000.

10.21 Stock Redemption and Debt Restructuring Agreement, dated May 24, 1999, made by and among Champps Entertainment, Inc., Theodore M. Mountzuris and Restaurant Consulting Services, Inc.

10.22 Amended and Restated Employment Contract, dated September 28, 2000, made by and between Champps Entertainment, Inc. and William H. Baumhauer.

21.1     Subsidiaries of the Company.

23.1     Consent of Arthur Andersen LLP.

23.2     Consent of Deloitte & Touche LLP.

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

                           CHAMPPS ENTERTAINMENT, INC.
                                  (Registrant)

                                         By: /s/ William H. Baumhauer
                                         William H. Baumhauer
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                         Date: October 1, 2001

                                         By: /s/ Frederick J. Dreibholz
                                         Frederick J. Dreibholz
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                         Date: October 1, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

         Signature                                   Title

         William H. Baumhauer                        Chairman of the Board

         Timothy Barakett*                           Director

         James Goodwin*                              Director

         Nathaniel Rothschild*                       Director

         Alan D. Schwartz*                           Director

         Stephen F. Edwards*                         Director

         By: /s/ William H. Baumhauer
         William H. Baumhauer
         Chairman of the Board, President and
         Chief Executive Officer
         Date: October 1, 2001

         *By: /s/ Frederick J. Dreibholz
         Frederick J. Dreibholz
         Vice President, Chief Financial Officer
         and Treasurer
         Date: October 1, 2001

                  Report of Independent Public Accountants

To:      Champps Entertainment, Inc.

The Company has audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. and subsidiaries as of July 1, 2001 and July 2, 2000 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The Company conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The Company believes that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champps Entertainment, Inc. and subsidiaries as of July 1, 2001 and July 2, 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Denver, Colorado,
August 20, 2001

INDEPENDENT AUDITORS' REPORT

Champps Entertainment, Inc.:

The Company has audited the accompanying consolidated statements of operations, cash flows and changes in stockholders' equity of Champps Entertainment, Inc. and subsidiaries (formerly Unique Casual Restaurants, Inc.) for the year ended June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The Company conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. The Company believes that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the companies operations, their cash flows and changes in stockholders' equity for the year ended June 27, 1999, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Boston, Massachusetts
October 1, 1999

                                             Champps Entertainment, Inc.
                                              Consolidated Balance Sheets
                                          As of July 1, 2001 and July 2, 2000
                                                    (In thousands)



                                                                                    2001                2000
                                                                                ---------          ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 1,261             $ 4,373
    Restricted cash                                                                   754                 437
    Accounts receivable, net                                                        2,090               1,512
    Inventories                                                                     2,294               2,022
    Prepaid expenses and other current assets, net                                  1,790               1,320
    Net deferred tax asset                                                          2,000                   -
    Net assets held for sale                                                            -                 452
                                                                                ---------           ---------
      Total current assets                                                         10,189              10,116

Property and equipment, net                                                        56,953              52,555
Goodwill, net                                                                       5,069               3,825
Deferred tax asset                                                                  6,153                   -
Other assets, net                                                                   1,094                 597
                                                                                ----------          ---------
    Total assets                                                                 $ 79,458            $ 67,093
                                                                                ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 5,238             $ 4,507
    Accrued expenses                                                                6,842               7,520
    Current portion of capital lease obligations                                    1,019               1,873
    Current portion of notes payable                                                  395                 657
                                                                                ---------           ---------
      Total current liabilities                                                    13,494              14,557
Capital lease obligations, net of current portion                                   1,012               2,191
Notes payable, net of current portion                                              14,667              14,603
Other long-term liabilities                                                         5,669               5,620
                                                                                ---------           ---------
      Total liabilities                                                            34,842              36,971
                                                                                ---------           ---------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Preferred stock (authorized 5,000 shares and none issued)
    Common stock ($.01 par value per share; authorized 30,000
      shares and 12,018 and 11,659 issued and outstanding at
      July 1, 2001 and July 2, 2000, respectively)                                    120                 117
    Additional paid-in capital                                                     80,343              79,389
    Accumulated deficit                                                           (35,847)            (49,384)
                                                                                ---------           ---------
      Total shareholders' equity                                                   44,616              30,122
                                                                                ---------           ---------
        Total liabilities and shareholders' equity                               $ 79,458            $ 67,093
                                                                                =========           =========


                   The accompanying notes are an integral part of these balance sheets.

                                             CHAMPPS ENTERTAINMENT, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                           Fiscal Years Ended July 1, 2001, July 2, 2000 and June 27, 1999
                                        (In thousands, except per share data)




                                                                      2001             2000              1999
                                                                   ---------        ---------         ---------
Revenues:
    Sales                                                          $ 132,672        $ 108,643          $ 87,728
    Franchising and royalty, net                                         644              802               558
                                                                   ---------        ---------         ---------
       Total revenues                                                133,316          109,445            88,286
                                                                   ---------        ---------         ---------
Costs and expenses:
    Cost of sales and operating expenses                             112,469           94,446            78,748
    General and administrative expenses                                7,687            6,804            18,998
    Depreciation and amortization                                      5,517            4,072             3,441
    Expenses related to predecessor companies                            534                -                 -
    Impairment, exit and other charges                                     -              460             1,305
    Other expenses (income), net                                       1,388              279              (127)
    Loss on sale of marketable securities                                  -            1,034                 -
                                                                   ---------        ---------         ---------
      Total costs and expenses                                       127,595          107,095           102,365
                                                                   ---------        ---------         ---------
Income (loss) from continuing operations                               5,721            2,350           (14,079)
                                                                   ---------        ---------         ---------
Loss from discontinued operations:
    Income (loss) from discontinued operations                           (77)               -               910
    Loss on disposal of discontinued operations                            -                -           (10,753)
                                                                   ---------        ---------         ---------
      Loss from discontinued operations                                  (77)               -            (9,843)
                                                                   ---------        ---------         ---------
Net income (loss) before provision for income taxes                    5,644            2,350           (23,922)
    Provision for income tax benefit (expense)                         7,893              (77)                -
                                                                   ---------        ---------         ---------
Net income (loss) after provision for taxes                         $ 13,537          $ 2,273         $ (23,922)
                                                                   =========        =========         =========

Basic income (loss) per share:
    Income (loss) before discontinued operations                      $ 1.15           $ 0.20           $ (1.21)
    Loss from discontinued operations                                  (0.01)               -             (0.85)
                                                                   ---------        ---------         ---------
      Net income (loss)                                               $ 1.14           $ 0.20           $ (2.06)
                                                                   =========        =========         =========
Diluted income (loss) per share:
    Income (loss) before discontinued operations                      $ 1.10           $ 0.19           $ (1.21)
    Loss from discontinued operations                                      -                -             (0.85)
                                                                   ---------        ---------         ---------
      Net income (loss)                                               $ 1.10           $ 0.19           $ (2.06)
                                                                   =========        =========         =========

Basic weighted average shares outstanding                             11,871           11,654            11,622
                                                                   =========        =========         =========

Diluted weighted average shares outstanding                           12,363           11,742            11,622
                                                                   =========        =========         =========


                     The accompanying notes are an integral part of these financial statements.



                                       CHAMPPS ENTERTAINMENT, INC.
                        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Fiscal Years Ended July 1, 2001, July 2, 2000 and June 27, 1999
                                              (In thousands)



                                                  Common      Additional     Accumulated
                                      Shares      Stock     Paid-in Capital    Deficit       Total
                                      ------      ------    ---------------  -----------    --------
Balance, June 28, 1998                11,593       $ 116       $ 78,017     $ (27,735)      $ 50,398
Common shares issued                      54           -            100             -            100
Non-cash compensation                      -           -          1,243             -          1,243
Net loss                                   -           -              -       (23,922)       (23,922)
                                     -------       -----       ---------    ---------       --------
Balance, June 27, 1999                11,647         116         79,360       (51,657)        27,819
Common shares issued                      12           1             29             -             30
Net income                                 -           -              -         2,273          2,273
                                     -------       -----       ---------    ---------       --------
Balance, July 2, 2000                 11,659         117         79,389       (49,384)        30,122
Common shares issued                     359           3          1,256             -          1,259
Non-cash compensation                      -           -            286             -            286
Loan for exercise of stock options         -           -           (588)            -           (588)
Net income                                 -           -              -        13,537         13,537
                                     -------       -----       ---------    ---------       --------
Balance, July 1, 2001                 12,018       $ 120       $ 80,343     $ (35,847)      $ 44,616
                                     =======       =====       =========    =========       ========




               The accompanying notes are an integral part of these financial statements.

                                             CHAMPPS ENTERTAINMENT, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Fiscal Years Ended July 1, 2001, July 2, 2000 and June 27, 1999
                                                    (In thousands)


                                                                             2001            2000            1999
                                                                           --------        -------         -------
Cash flows from operating activities:
Net income (loss)                                                         $ 13,537         $ 2,273       $ (23,922)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                          5,860           4,448           4,145
      Non-cash compensation from continuing operations                         286             500             331
      Non-cash compensation from discontinued operations                         -               -             912
      Deferred tax benefit                                                  (8,153)              -               -
      Gain on sale of asset held for sale                                      (75)              -               -
      Loss on write-off of notes receivable                                      -             146               -
      Impairment, exit costs and other charges                                   -             460           1,305
      Loss on investment                                                         -               -           2,252
      Loss on sale of marketable securities                                      -           1,034               -
Changes in assets and liabilities, net of dispositions:
    Changes in current assets and liabilities, net                          (1,267)         (1,968)           (205)
    Changes in other long-term assets and liabilities, net                    (448)         (1,639)          1,470
                                                                           -------         -------         -------
      Net cash provided by (used in) operating activities                    9,740           5,254         (13,712)
                                                                           -------         -------         -------

Cash flows from investing activities:
Net proceeds from sale of discontinued operations                                -               -          33,068
Proceeds from sale of marketable securities                                      -           1,714               -
Purchase of property and equipment                                         (14,533)        (13,929)        (10,391)
Proceeds from sale-leaseback transaction                                     3,031               -               -
Change to restricted cash                                                     (317)          2,556            (391)
Purchase of restaurants from franchisees                                         -         (11,350)              -
Net proceeds from net assets held for sale                                     527             768               -
                                                                           -------         -------         -------
    Net cash (used in) provided by investing activities                    (11,292)        (20,241)         22,286
                                                                           -------         -------         -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                         671              30             100
Repayment of debt                                                           (2,731)         (2,410)         (1,811)
Proceeds from mortgage financing                                                 -          14,500               -
Proceeds from tenant improvement note payable                                  500               -               -
Proceeds from equipment financing                                                -               -           1,023
                                                                           -------         -------         -------
    Net cash (used in) provided by financing activities                     (1,560)         12,120            (688)
                                                                           -------         -------         -------

Net (decrease) increase in cash and cash equivalents                        (3,112)         (2,867)          7,886

Cash and cash equivalents (overdrafts), beginning of period                  4,373           7,240            (646)
                                                                           -------         -------         -------
Cash and cash equivalents, end of period                                   $ 1,261         $ 4,373         $ 7,240
                                                                           =======         =======         =======




                      The accompanying notes are an integral part of these financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Fiscal Years Ended July 1, 2001, July 2, 2000 and June 27, 1999
                (Dollars in thousands, except per share amounts)

1.       Background and Basis of Presentation

Background

Champps Entertainment, Inc. (the "Company"), formerly known as Unique Casual Restaurants, Inc., is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off" or "Spin-off Transaction"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company. At July 1, 2001, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants. The Company's Champps operations serve customers in upscale restaurant settings in seventeen states throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements include, for various periods of time, the accounts of the Company, Champps Operating Corporation, Inc. and its subsidiaries and Restaurant Consulting Services, Inc. ("RCS"). The Company sold its interest in RCS on May 24, 1999. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. as discussed more fully in Note 4. The historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI") have been treated as discontinued operations for all periods. Significant intercompany balances and transactions have been eliminated in consolidation.

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

3.       Purchase of Franchised Restaurants

On June 29, 2000, the Company purchased two restaurants located in Eden Prairie and Minnetonka, Minnesota from existing franchisees. The Company paid $5,675 in cash for each of the two restaurants. Concurrent with the acquisitions, the Company entered into two separate mortgage loan agreements each in the amount of $4,750, the terms of which are described in Note 9. The Company has accounted for the acquisition of the restaurants using the purchase method in accordance with Accounting Principles Board ("APB") Opinion No. 16. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their estimated fair value using third party appraisals and other available information. The excess of purchase price over the estimated fair value of identifiable assets and liabilities has been recorded as goodwill. The final purchase allocation completed in 2001, resulted in an increase in amounts initially allocated to goodwill of $1,435, and a corresponding decrease in amounts initially allocated to property and equipment. The resulting goodwill balance of $5,260 is being amortized over the estimated useful life of 20 years using the straight-line method.

Had the acquisition of the two franchised restaurants occurred at the beginning of fiscal 2000, unaudited proforma revenues would have been $122.3 million. Unaudited proforma net income would have been $2.9 million.

4.       Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. ("King Cannon") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43,000 in cash, subject to certain adjustments. As of July 1, 2001, all matters associated with certain contingent obligations related to the sale of Fuddruckers have been settled with the exception of a suit filed by a former employee and a state sales tax audit. All funds previously held in an escrow account for certain contingent liabilities have been released from the escrow account per the original escrow agreement.

During April 2000, King Cannon filed for arbitration for the payment of a working capital adjustment totaling $78. In December 2000, the arbitrator ruled that no additional payments for working capital adjustments were due King Cannon.

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


5.       Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended July 1, 2001, July 2, 2000 and June 27, 1999, are referred to as 2001, 2000, and 1999, respectively. Fiscal 2000 contains 53 weeks. Fiscal 2001 and 1999 each contain 52 weeks.

Significant Estimates by the Company

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property, equipment and intangibles, fair values of financial instruments, fair value attributed to assets and liabilities of acquired businesses, the realizable value of its tax assets and accruals for workers compensation, general liability and health insurance programs and representations and warranties provided in connection with the Spin-off Transaction and Fuddruckers Sale. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances. Actual results could differ from those estimates.

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

Cash Equivalents and Restricted Cash

Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $754, and $35 at July 1, 2001 and July 2, 2000, respectively. Such collateral commitments expire within the twelve month period after the balance sheet dates presented and accordingly they have been classified as current assets in the accompanying consolidated balance sheets.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares with replacements charged to expense when purchased. Approximately 80% of the Company's food products and supplies are purchased under a distribution contract with Sysco Corporation. Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those received currently.

The components of inventories are as follows:


                                                       2001             2000
                                                     -------          -------
Food and liquor products                               $ 924            $ 830
Smallwares                                             1,057              865
Supplies                                                 313              327
                                                     -------          -------
    Total inventory                                  $ 2,294          $ 2,022
                                                     =======          =======


Prepaid Expenses and Other Current Assets

The Company has cash outlays in advance of expense recognition for items such as rent, interest, financing fees and service contracts. All amounts identified as prepaid expenses and other current assets will be utilized during the twelve month period after the balance sheet dates presented and accordingly they have been classified as current assets in the accompanying consolidated balance sheets.

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

Deferred Rent Assets and Liabilities

Deferred rent assets, included in other assets, represent the difference between the cost and the net proceeds received from property sold pursuant to sale-leaseback agreements and are amortized on a straight-line basis over the initial term of the lease. For leases which contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. In addition, lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

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

Amounts received in connection with such development agreements are recognized as franchise fee revenues when earned since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee for each unit opened. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. No development fee revenues were recognized in fiscal 2001, 2000 or 1999.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $644, $802 and $558 during 2001, 2000 and 1999, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled.
 The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards including FICA tip tax credits and targeted jobs tax credits are recorded as deferred tax assets.

Accounting for Stock-Based Compensation

The Company continues to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company discloses the required pro forma effect on results from operations and net income (loss) per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation".

Cash Flow Information

Cash payments for interest aggregated $1,864, $699 and $635 in 2001, 2000 and 1999, respectively. Cash payments for taxes aggregated $438, $27 and $587 in 2001, 2000 and 1999, respectively.

Equity and Income (Loss) Per Share

The authorized capital stock of the Company consists of 30,000 shares of common stock, of which 12,018 and 11,659 shares were issued and outstanding as of July 1, 2001 and July 2, 2000, respectively, and 5,000 shares of preferred stock, of which no shares are issued and outstanding. Approximately 11,425 shares were issued upon the consummation of the Spin-off Transaction.

For purposes of the fiscal 1999 earnings per share calculations, stock options have been excluded from the diluted computation as they are anti-dilutive. Had such options been included in the computation, the dilutive weighted average shares outstanding would have increased by approximately 132 shares. For purposes of the fiscal 2001 and 2000 earnings per share calculation, stock options of approximately 492 and 88, respectively, have been included in the diluted computation. At July 1, 2001 the Company had approximately 1,487 options outstanding.

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

In 2001, the Company recorded expenses of approximately $653, less a tax benefit of $42, related to estimated additional legal expenses of predecessor companies and discontinued operations. The expense is classified as expenses related to predecessor companies and loss from discontinued operations, net of tax in the accompanying consolidated statement of operations.

In 2000, the Company recorded approximately $460 in exit costs against continuing operations. Included in exit costs is approximately $152 related to the termination of nine employees and the termination of the Wayzata, Minnesota lease and other obligations.

In 1999, the Company recorded approximately $1,300 in exit costs against continuing operations. Included in exit costs is approximately $250 related to the termination of fifteen employees.

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

New Accounting Pronouncements


In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141. "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." These statements prohibited pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice.

6.       Investments

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "La Salsa Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. On July 16, 1999, Santa Barbara Restaurant Group ("SBRG"), a publicly held corporation, reported that it had completed the acquisition of La Salsa. In connection with this transaction, the Company exchanged all of its Series D Convertible Preferred Stock for approximately 1,278 shares of common stock of SBRG, of which approximately 121 shares have been placed in escrow to cover any claims for indemnification by SBRG in connection with this transaction. The Company recorded a loss on this transaction of approximately $2,252 in the fourth quarter of fiscal 1999. The Company accounted for the investment in SBRG in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During 2000, the Company recorded a loss of $1,034 upon the sale of the investment.

7.       Property and Equipment

Property and equipment consist of the following:


                                                                    2001                  2000
                                                                   -------               -------
Land                                                               $ 2,923               $ 5,092
Buildings and leasehold improvements                                42,825                33,887
Equipment                                                           26,337                21,716
Construction in progress                                             3,440                 4,779
                                                                   -------               -------
                                                                    75,525                65,474
Accumulated depreciation and amortization                          (18,572)              (12,919)
                                                                   -------               -------
     Total property and equipment, net                             $56,953               $52,555
                                                                   =======               =======


8.       Accrued Expenses

The components of accrued expenses are as follows:

                                                                       2001                2000
                                                                      ------              ------
Salaries, wages and related taxes                                     $1,594              $1,447
Accrued taxes                                                          2,717               2,761
Insurance accruals                                                       627               1,708
Legal expenses                                                           192                 566
Capital assets                                                           957                   -
Other                                                                    755               1,038
                                                                      ------              ------
                                                                      $6,842              $7,520
                                                                      ======              ======



9.  Long-Term Debt

The components of long-term debt are as follows:


                                                                      2001               2000
                                                                    -------             -------
Notes payable                                                       $15,062              15,260
Capital lease obligations                                             2,031               4,064
                                                                    -------             -------
                                                                     17,093              19,324
Less current portion                                                 (1,414)             (2,530)
                                                                    -------             -------
   Total                                                            $15,679             $16,794
                                                                    =======             =======




Maturities of debt, including capital lease obligations, at July 1, 2001 are as follows:


2002                                                               $ 1,414
2003                                                                 1,387
2004                                                                   471
2005                                                                   372
2006                                                                   412
Thereafter                                                          13,037
                                                                   -------
                                                                   $17,093
                                                                   =======

Notes payable and capital lease obligations consist of the following:


                                                                                                       Fiscal year
                        Effective    Face     Current                                                 2001 interest
Lender                interest rate  amount   Balance    Nature of debt      Nature of collateral        expense      Maturity
------------------   --------------  -------  -------    ------------------  --------------------     -------------   ---------
FINOVA                  10.23%       $5,000   $ 4,905    Mortgage Financing  Lombard restaurant         $  506        April, 2020
FINOVA                  10.36%        4,750     4,668    Mortgage Financing  Eden Prairie restaurant       488        May, 2020
FINOVA                  10.36%        4,750     4,668    Mortgage Financing  Minnetonka restaurant         488        May, 2020
Gateway Center          12.00%          500       490    Note Payable        West Bloomfield Restaurant     50        Sept, 2015
Capital Leases          Various      Various    2,031    Capital Lease       Various equipment and         281        Various
     (See Note 11)                                                              leasehold improvements
Notes payable to        Various      Various      331    Note Payable        N/A                            51        Various
former employees
                                              -------                                                     ------
                                              $17,093                                                     $1,864
                                              =======                                                     ======


10.      Income Taxes

Deferred tax assets and (liabilities) are comprised of the following:


                                                     2001              2000             1999
                                                  --------          --------         --------
Current:
  Accrued expenses                                $  2,159          $  2,668          $ 2,651
  Prepaid expenses                                    (131)              (91)               -
  Other                                                  -                 -               86
                                                  --------          --------         --------
                                                     2,028             2,577            2,737
                                                  --------          --------         --------


Noncurrent:
  Net operating loss carryforwards                $ 21,986          $ 16,083         $ 14,192
  FICA tip and targeted jobs tax credit                150                 -                -
  Property and equipment                            (1,644)             (905)           1,856
  Goodwill                                              33                 -                -
  Deferred income                                       53                62               73
                                                  --------          --------         --------
                                                    20,578            15,240           16,121
                                                  --------          --------         --------

Less valuation allowance                          $(14,453)         $(17,817)        $(18,858)
                                                  --------          --------         --------

                                                  $  8,153          $      -         $      -
                                                  ========          ========         ========


The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit):

                                                                    2001           2000           1999
                                                                  -------         ------        --------
Income tax provision (benefit) computed at statutory federal
   income tax rates                                               $ 1,919         $  823        $ (8,372)
Adjustment related to net operating loss limitations               (6,569)             -          11,860
FICA tip and targeted job tax credit                                 (150)             -               -
Non- deductible costs                                                  11            154              36
(Decrease) in the valuation allowance                              (3,364)        (1,041)         (3,524)
State income tax provision                                            260             77               -
Other, net                                                              -             64               -
                                                                  -------         ------        --------

   Provision (benefit) for income taxes                           $(7,893)        $   77        $      -
                                                                  =======         ======        ========

As of July 1, 2001, the Company had federal net operating loss carryforwards of approximately $59,000, expiring at various dates through 2020. The Company's tip and targeted jobs tax credits may be used to offset federal income taxes and expire in 2021. For the fiscal years ended 2001, 2000 and 1999, the Company provided a valuation allowance for the tax benefit of the deferred tax assets not expected to be utilized based on historical operating results and a portion of other available evidence. During 1999 and 2000, the valuation allowance decreased $3,524 and $1,041, respectively, on a net basis due to adjustments to the Company's deferred tax assets, offset by current year operating losses. During 2001 the valuation allowance decreased $3,514 on a net basis due to changes in management's estimate of the Company's ability to realize certain deferred tax assets through future income, offset by additional allowances provided against net operating loss carryforwards. Also during fiscal 2001, management determined that the utilization of such loss carryforwards would not be limited by provisions of the Internal Revenue Code as had been previously expected.

11.      Commitments and Contingencies

Fuddruckers Representations and Indemnity

The Agreement contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no cap or limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Stock Purchase Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require King Cannon to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by King Cannon or Fuddruckers) that are being transferred pursuant to the Stock Purchase Agreement in such a manner as to rescind the transactions contemplated by the Stock Purchase Agreement based upon a formula price. The Company believes the risk for significant claims for indemnification being presented by King Cannon is remote.

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

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers' compensation claims and product liability claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of certain of such claims. Self-insured reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle those obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers' compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the Spin-off Transaction, the Company is obligated to indemnify Compass for all claims arising subsequent to the Spin-off Transaction, including claims related to employees of DAKA International not continuing with the Company after the Spin-off Transaction, that relate to events occurring prior to the Spin-off Transaction Date. The Company believes that any claims related to its obligation to further indemnify Compass after July 1, 2001 are adequately accrued.

Accounting and Management Information Systems

On May 24, 1999, the Company entered into a three year services agreement with RCS whereby RCS agreed to provide hosting and data processing services for the Company. Among the services provided are wide area network management, Microsoft exchange hosting, remote local area network management, hosting of Oracle financials, hosting of the payroll system, access to the internet, data back up and restores and the hosting of prior financial systems of the Company which are no longer in operation. In May 2000, Aspeon, Inc. ("Aspeon") acquired RCS and all the rights and obligations under the services agreement. As of July 1, 2001, Aspeon has experienced financial difficulties evidenced by a restatement of its financials, the temporary delisting of its stock and the devaluation of its stock from a high of $28.00 in March 2000 to a recent low of $0.25. In response to Aspeon's financial issues, the Company is currently seeking alternative solutions for its hosting and data processing requirements. However, if Aspeon becomes unable to fulfill the obligations of the service agreement, there is no guarantee that the Company will be able to find an adequate solution in time to avoid a disruption of the Company's business. Because the Company's dependence on its data processing systems, the large number of transactions processed and the number of third parties with whom the Company interacts through its systems, a failure of this service provider could result in substantial and material impact on the Company's business, operations and financial results.

Tax Contingencies

The Company and its predecessors, from time to time, have been party to various assessments of taxes, penalties and interest from Federal and state agencies. As of July 1, 2001, the Company is in the process of settling several such assessments, and is aware of certain other unasserted tax claims. Substantially all of the claims relate to predecessor businesses for which the Company has agreed to assume obligations. Tax reserves are accrued based upon the Company's estimates of the ultimate settlement of the contingencies. As of July 1, 2001, the Company has $1,710 accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International events occurring prior to the Spin-off Transaction Date. Actual amounts required to settle those obligations may exceed those estimates.

Reserves

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company has recorded reserves for Champps obligations, including self-insurance claims and exit costs associated with the Company's relocation to Denver, Colorado. Adjustments to the reserves are recorded as a charge or credit to expense based upon changes in management's estimate of the amount of the ultimate settlement of probable loss contingencies. The Company believes that these reserves are adequate to provide for the outcome of the related contingencies. Such amounts are expected to be paid over the next several years as the amounts become known and payable. The following table displays the activity and balances relating to the reserves:


                                             Champps         Predecessor      Assets held         Total
                                           Obligations       Obligations        for sale         Reserves
                                           -----------       -----------      -----------      -----------
Balance at July 2, 2000                          $ 838           $ 4,352            $ 450          $ 5,640
Expense (income) recognition                     1,352               653              (75)           1,930
Deductions                                      (1,685)           (2,739)            (375)          (4,799)
                                           -----------       -----------      -----------      -----------
Balance at July 1, 2001                          $ 505           $ 2,266              $ -          $ 2,771
                                           ===========       ===========      ===========      ===========


 During fiscal 2001, the Company recognized additional liabilities of $611 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consists of $534 identified as expenses related to predecessor companies on the consolidated statement of operations and $119, less a tax benefit of $42, identified as a loss from discontinued operations.

The reserve for assets held for sale is netted against the asset held for sale value on the consolidated balance sheets. The Champps Obligations and predecessor obligations reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $187 in compensatory damages and $4,813 in punitive damages based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis, and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

From time to time, additional lawsuits are filed against the company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the foodservice industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current employees or others from time to time which are believed to be common for businesses such as ours. Other than the matter described above, the Company is currently not a party to any litigation that could have a material adverse effect on the Company's consolidated financial position or results of operations and the Company is not aware of any such threatened litigation.

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

In December 1995, the Company obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, the Company would sell and lease-back from AEI, Champps restaurants to be constructed and would pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price would be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the Consumer Price Index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of the Company. As of July 1, 2001, eight Champps restaurants had been fully funded under this commitment and none had been partially funded.

Future minimum lease payments pursuant to leases with non-cancelable lease terms in excess of one year at July 1, 2001 are as follows:


Fiscal Years Ending                                               Operating Leases        Capital Leases
-----------------------------------------------------------       -----------------       --------------
2002                                                                        $ 9,187              $ 1,158
2003                                                                          9,415                  996
2004                                                                          9,268                   63
2005                                                                          9,313                    -
2006                                                                          9,437                    -
Thereafter                                                                   96,283                    -
                                                                  -----------------       --------------
Total future minimum lease payments                                       $ 142,903                2,217
                                                                  =================
Less amount representing interest                                                                   (186)
                                                                                          --------------
Present value of future minimum lease payments                                                   $ 2,031
                                                                                          ==============


Total rent expense in 2001, 2000 and 1999 approximated $7,648, $7,055 and $6,509, respectively. Contingent rentals included in rent expense are not material for the periods presented.

Included in property and equipment in 2001, 2000 and 1999 are approximately $9,300, $9,300 and $9,300, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was approximately $6,300, $5,000 and $3,700, respectively.

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

On November 4, 1999, the Company authorized and reserved for issuance 750 shares of common stock in connection with a non-qualified stock option agreement with the Company's Chief Executive Officer. The options were to expire on June 30, 2001 and are exercisable at $4.00 per share. On September 28, 2000, the employment agreement of the Company's Chief Executive Officer was amended and restated. At that time the expiration date of the options previously granted on November 4, 1999 were extended to June 30, 2003. The Company recorded non-cash compensation expense of $286 related to the extension of termination dates on certain options. Although the price of the options extended were above the fair market value on the original grant date, the price of the options were below the fair market value of the underlying stock on the extension date. The expense of $286 was included in general and administrative expense.

In fiscal 1999, the Company recorded non-cash compensation expense of $1,243 related to an extension of the term of vested stock options for an officer of the Company. Of this total, $912 was related to the Fuddruckers' sale and was included in the loss from discontinued operations. The balance of $331 was included in general and administrative expense.

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

The Company has granted options to the Company's Board of Directors, its executive officers, managers and directors in the corporate office, the regional directors of operations and the general managers of the restaurants. In addition, options have been granted to the corporate office employees below the level of manager and director.

The following table presents activity under the Company's stock option plan:


                                                                            Weighted          Weighted
                                                           Number of        Average         Average Grant
                                                            Options      Exercise Price    Date Fair Value
                                                           ----------    --------------    ---------------
Outstanding at June 28, 1998                                  851,230       $ 5.11
      Granted                                               1,028,500         5.79             $ 1.70
      Exercised                                               (35,150)        1.48
      Forfeited                                            (1,026,905)        6.57
                                                           ----------       ------
Outstanding at June 27, 1999                                  817,675       $ 5.12
      Granted                                                 963,750         4.00               2.94
      Forfeited                                              (165,975)        5.71
                                                           ----------       ------
Outstanding at July 2, 2000                                 1,615,450       $ 4.39
      Granted                                                 204,750         5.75               4.32
      Exercised                                              (318,749)        3.60
      Forfeited                                               (14,167)        3.65
                                                           ----------       ------
Outstanding at July 1, 2001                                 1,487,284       $ 4.76
                                                           ==========       ======

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                           Options            Weighted Average
                                                         Exercisable           Exercise Price
                                                         -----------          ----------------

June 27, 1999                                              817,675                  5.12

July 2, 2000                                               715,950                  4.89

July 1, 2001                                               461,617                  5.76

The following table sets forth information regarding options outstanding at July 1, 2001:


                                                        Weighted Average     Number         Weighted Average
                                           Weighted        Remaining        Currently      Price for Currently
  Number of Options   Range of Prices    Average Price  Contractual Life   Exercisable         Exercisable
  -----------------   ---------------    -------------  ----------------   -----------     -------------------

        10,000             $2.17            $2.17              1               10,000           $2.17
       932,834           4.00 - 4.86         4.02              8               91,167            4.61
       215,500           5.12 - 5.75         5.66              8               31,500            5.45
       323,000           6.03 - 6.50         6.32              6              323,000            6.28
         5,950          7.00 - 13.80         8.51              4                5,950            9.71


The Company applies APB Opinion No. 25 to account for various stock plans. Accordingly, pursuant to the terms of the plans, no compensation cost has been recognized for the stock plans. However, if compensation cost for stock option grants issued to Company employees during 2001, 2000 and 1999 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net income, (loss) and pro forma net income (loss) per share would have been decreased/increased to the pro forma amounts shown below:


                                                     2001             2000           1999
                                                 --------------   -------------   ------------
Net income (loss):
   As reported                                     $ 13,537         $ 2,273      $ (23,922)
   Proforma                                          13,019           1,314        (24,532)
Net income (loss) per share:
   As reported                                       $ 1.14          $ 0.20        $ (2.06)
   Proforma                                            1.10            0.11          (2.11)

The pro forma net income (loss) reflects the compensation cost only for those options granted after July 2, 1995.

The fair value of each stock option granted in 2001, 2000 and 1999 under DAKA International stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:


                                    Weighted
                                  Average Risk           Average
                                    Free Rate         Expected Life         Volatility        Dividend Yield
                               -----------------    -----------------   ------------------   -----------------

              1999                  5.72%               2 Years              53.44%               0.00%

              2000                  5.71%               4 Years              80.14%               0.00%

              2001                  5.43%             2 1/2 Years            108.59%              0.00%


It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees of the Company may participate in quarterly offerings of shares made by the Company. The participating employees purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2000, employees purchased approximately 12 shares for a total of $30. In fiscal 2001, employees purchased approximately 40 shares for a total of $173.

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

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. Both plans enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the 401(k) Plan have been determined by the Board for fiscal 2001, 2000 and 1999, and by DAKA International before the Spin-off Transaction. The Company's contribution to the Plan for fiscal years 2000 and 1999 were $40 and $30, respectively. For fiscal 2001, the Company's discretionary contribution has not been made at this time and is awaiting approval by the Board of Directors.

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

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

                                 Exhibit 21.1

                           CHAMPPS ENTERTAINMENT, INC.
                         SUBSIDIARIES OF THE REGISTRANT

Champps Operating Corporation
         Champps Americana, Inc.
         Champps Entertainment of Edison, Inc.
         Champps Entertainment of Texas, Inc.
         Americana Dining Corp.


Casual Dining Ventures, Inc.


Specialty Concepts, Inc.
         The Great Bagel & Coffee Company, Inc.
         The Great Bagel, Inc.
         French Quarter Coffee Company

                                  EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference of our report in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-32501, No. 333-32503 and No. 333-90287.

ARTHUR ANDERSEN LLP


Denver, Colorado
September 28, 2001

                                  Exhibit 23.2

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 333-32501, No. 333-32503 and No. 333-90287 of Champps Entertainment, Inc. (f/k/a Unique Casual Restaurants, Inc.) on Form S-8 of our report dated October 1, 1999, appearing in this Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended July 1, 2001.

Deloitte & Touche LLP
Boston, Massachusetts
September 28, 2001

                                  Exhibit 24.1

                            SPECIAL POWER OF ATTORNEY

The undersigned hereby constitutes and appoints, William H. Baumhauer and Frederick J. Dreibholz and each of them jointly and severally, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended July 1, 2001 and any and all amendment thereto, and to file the same with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                                     /s/ Nathaniel Rothschild

                                                    -----------------------
                                                    Nathaniel Rothschild
                                                    Dated: September 24, 2001

                                  Exhibit 24.1

                            SPECIAL POWER OF ATTORNEY

The undersigned hereby constitutes and appoints, William H. Baumhauer and Frederick J. Dreibholz and each of them jointly and severally, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended July 1, 2001 and any and all amendment thereto, and to file the same with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                                    /s/ Alan D. Schwartz

                                                    -------------------
                                                    Alan D. Schwartz
                                                    Dated: September 24, 2001

                                  Exhibit 24.1

                            SPECIAL POWER OF ATTORNEY

The undersigned hereby constitutes and appoints, William H. Baumhauer and Frederick J. Dreibholz and each of them jointly and severally, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended July 1, 2001 and any and all amendment thereto, and to file the same with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                                    /s/ Timothy Barakett

                                                    -------------------
                                                    Timothy Barakett
                                                    Dated: September 24, 2001

                                  Exhibit 24.1

                            SPECIAL POWER OF ATTORNEY

The undersigned hereby constitutes and appoints, William H. Baumhauer and Frederick J. Dreibholz and each of them jointly and severally, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended July 1, 2001 and any and all amendment thereto, and to file the same with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                                    /s/ Stephen F. Edwards

                                                    -------------------
                                                    Stephen F. Edwards
                                                    Dated: September 24, 2001

                                  Exhibit 24.1

                            SPECIAL POWER OF ATTORNEY

The undersigned hereby constitutes and appoints, William H. Baumhauer and Frederick J. Dreibholz and each of them jointly and severally, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended July 1, 2001 and any and all amendment thereto, and to file the same with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                                    /s/ James Goodwin

                                                    ----------------
                                                    James Goodwin
                                                    Dated: September 24, 2001

                                   Exhibit 27

                             Financial Data Schedule