Form 10-Q
period 2001-09-30
CHAMPPS ENTERTAINMENT INC/ MA
filed 2001-11-09
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at November 8, 2001: 12,073,731.

                           CHAMPPS ENTERTAINMENT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets as of September 30, 2001 and
            July 1, 2001                                                       1
         Consolidated Statements of Operations - Three Months Ended
            September 30, 2001 and October 1, 2000                             2
         Consolidated Statements of Cash Flows - Three Months Ended
            September 30, 2001 and October 1, 2000                             3
         Consolidated Statement of Stockholders' Equity - Three Months
            Ended September 30, 2001                                           4
         Notes to Unaudited Consolidated Financial Statements - Three
            Months Ended September 30, 2001 and October 1, 2000                5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           15

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 3.  Defaults upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                            September 30,         July 1,
                                                                                2001               2001
                                                                             -----------        ----------
ASSETS
Current assets:
    Cash and cash equivalents                                                $  1,075            $ 1,261
    Restricted cash, current                                                      764                754
    Accounts receivable, net                                                    1,850              2,090
    Inventories                                                                 2,176              2,294
    Prepaid expenses and other current assets, net                              1,510              1,790
    Current portion of deferred tax asset                                       2,000              2,000
                                                                             --------           --------
      Total current assets                                                      9,375             10,189

Property and equipment, net                                                    59,297             56,953
Goodwill                                                                        5,069              5,069
Deferred tax asset, net of current portion                                      6,642              6,153
Other assets, net                                                               1,071              1,094
                                                                             --------           --------
    Total assets                                                             $ 81,454           $ 79,458
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $ 4,295            $ 5,238
    Accrued expenses                                                            6,302              6,842
    Current portion of capital lease obligation                                 1,368              1,019
    Current portion of note payable                                               404                395
                                                                             --------           --------
      Total current liabilities                                                12,369             13,494
Capital lease obligation, net of current portion                                1,866              1,012
Note payable, net of current portion                                           14,577             14,667
Other long-term liabilities                                                     7,162              5,669
                                                                             --------           --------
      Total liabilities                                                        35,974             34,842
                                                                             ========           ========

Commitments and contingencies (Note 3 and 4)

Stockholders' equity:
    Common stock ($.01 par value per share; authorized 30,000
      shares and 12,061 and 12,018 issued and outstanding at
      September 30, 2001 and July 1, 2001, respectively)                          121                120
    Additional paid-in capital                                                 80,730             80,343
    Accumulated deficit                                                       (35,371)           (35,847)
                                                                             --------           --------
      Total stockholders' equity                                               45,480             44,616
                                                                             --------           --------
        Total liabilities and stockholders' equity                           $ 81,454           $ 79,458
                                                                             ========           ========

            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended September 30, 2001 and October 1, 2000
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                      ------------------------------
                                                                      September 30,       October 1,
                                                                          2001               2000
                                                                      ------------        ----------
Revenues:
    Sales                                                              $ 34,670          $ 32,910
    Franchising and royalty, net                                            155               173
                                                                       --------          --------
    Total revenues                                                       34,825            33,083
                                                                       --------          --------

Costs and expenses:
Restaurant operating expenses:
    Labor costs                                                           9,999             9,521
    Product costs                                                        11,348            10,633
    Other operating expenses                                              5,562             4,802
    Occupancy                                                             2,861             2,637
    Depreciation and amortization                                         1,489             1,388
                                                                       --------          --------
      Total restaurant operating expenses                                31,259            28,981
                                                                       --------          --------
Restaurant operating and franchise contribution                           3,566             4,102
Preopening expenses                                                         687               243
General and administrative expenses                                       1,922             1,759
                                                                       --------          --------
    Income from operations                                                  957             2,100
Interest expense, net                                                       441               312
                                                                       --------          --------
    Income from continuing operations                                       516             1,788
    Loss from discontinued operations, net of tax (note 5)                    0                 -
                                                                       --------          --------
    Income before income tax benefit                                        516             1,788
Income tax expense                                                           40                90
                                                                       --------          --------
      Net income                                                          $ 476           $ 1,698
                                                                       ========          ========

Basic income per share:                                                  $ 0.04            $ 0.15

Diluted income per share:                                                $ 0.04            $ 0.14

Basic weighted average shares outstanding                                12,049            11,681

Diluted weighted average shares outstanding                              12,730            11,981








            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended September 30, 2001 and October 1, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                              September 30,        October 1,
                                                                                  2001                2000
                                                                              -------------       ------------
Cash flows from operating activities:
Net income                                                                     $   476              $ 1,698
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                              1,563                1,528
      Gain on sale of asset held for sale                                            -                  (72)
      Loss on disposal of property and equipment                                     -                    4
      Non-cash compensation                                                         94                    -
Changes in assets and liabilities, net of dispositions:
    Restricted cash balances                                                       (10)                  (8)
    Changes in current assets and liabilities, net                                (845)                 251
    Changes in other long-term assets and liabilities, net                        (619)                (499)
                                                                               -------              -------
      Net cash provided by operating activities                                    659                2,902
                                                                               -------              -------

Cash flows from investing activities:
Purchase of property and equipment                                              (3,898)              (1,474)
Proceeds from capital lease transactions                                         1,489                    -
Net proceeds from net assets held for sale                                           -                  524
                                                                               -------              -------
    Net cash used in investing activities                                       (2,409)                (950)
                                                                               -------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                             294                  103
Repayment of debt                                                                 (367)                (860)
Proceeds from tenant improvement allowance                                       1,637                    -
Proceeds from tenant improvement note payable                                        -                  500
                                                                               -------              -------
    Net cash provided by (used in) financing activities                          1,564                 (257)
                                                                               -------              -------

Net (decrease) increase in cash and cash equivalents                              (186)               1,695
Cash and cash equivalents, beginning of period                                   1,261                4,373
                                                                               -------              -------
Cash and cash equivalents, end of period                                       $ 1,075              $ 6,068
                                                                               =======              =======

Non-cash exercise of common stock options (Note 6)                                 $ -              $   347
                                                                               =======              =======






            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three Months Ended September 30, 2001
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   Additional
                                                       Common       Paid-in      Accumulated
                                           Shares       Stock       Capital        Deficit        Total
                                         ----------- ------------ ------------- --------------- -----------

Balance, July 1, 2001                        12,018        $ 120      $ 80,343       $ (35,847)    $44,616

Common shares issued                             43            1           293               -         294
Non-cash compensation                             -            -            94               -          94
Net income                                        -            -             -             476         476
                                         ----------- ------------ ------------- --------------- -----------
Balance, September 30, 2001                  12,061        $ 121      $ 80,730       $ (35,371)    $45,480
                                         =========== ============ ============= =============== ===========















            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended September 30, 2001 and October 1, 2000
                (Dollar amounts in thousands, except share data)
                                   (Unaudited)

1.  Nature of Business and Basis of Presentation

Nature of Business

As of September 30, 2001, Champps Entertainment, Inc. (the "Company," or "Champps") owned and operated 28 full service, casual dining restaurants under the names of "Champps Americana" and "Champps Restaurant." The Company also franchised 13 restaurants under the name "Champps Americana." Champps operates in 17 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without an audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

The balance sheet at July 1, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended July 1, 2001 included in the Company's annual report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended July 1, 2001. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2.  Significant Accounting Policies

Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the three months ended September 30, 2001 and October 1, 2000, stock options have been included for the diluted computation. Approximately 681,000 dilutive shares have been included in the diluted income per share computation as of September 30, 2001. Approximately 300,000 dilutive shares have been included in the diluted income per share computation as of October 1, 2000. No adjustments were made to net income in computing diluted income per share.

3.  Commitments and Contingencies

Spin-Off Indemnity

Champps, formerly known as Unique Casual Restaurants, Inc., was formed on May 27, 1997 in connection with the Spin-Off ("the Spin-Off") to holders of the common stock of DAKA International, Inc. ("DAKA International"). DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Company agreed to assume certain liabilities in connection with the Spin-Off. In addition, the Company entered into a Post-Closing Covenants Agreement which provided for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing, but unidentified, prior to the Spin-Off transaction date. This indemnification began to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification of Compass is remote.

Fuddruckers Indemnity

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of its former subsidiary, Fuddruckers, Inc., to King Cannon, Inc. pursuant to a Stock Purchase Agreement, dated as of July 31, 1998. The sale price was $43,000 in cash, subject to certain adjustments. As of September 30, 2001, all matters associated with certain contingent obligations related to the sale of Fuddruckers have been settled with the exception of a lawsuit and a state sales tax audit. The Company has accrued liabilities associated with these obligations which it believes are adequate. All funds previously held in an escrow account for certain contingent liabilities have been released from the escrow account per the original escrow agreement.

Restricted Cash

The Company has $764 of restricted cash. These funds serve primarily as collateral for insurance claims. As part of the balance, the Company also has $49 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

Litigation

The Company assumed certain contingent liabilities of DAKA International in connection with the Spin-Off and assumed certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon, Inc. The Company is also a party to various lawsuits arising in the ordinary course of its business. The Company believes and based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka, Inc. (a former subsidiary of DAKA International, "Daka") employee $187 in compensatory damages and $4,800 in punitive damages based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. Daka was formerly a subsidiary of DAKA International and DAKA International is now a subsidiary of Compass. However, the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis, and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

4.  Reserve Disclosure

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. The following table displays the activity and balances relating to these reserves, as well as current Champps obligations relative to insurance reserves, during the three month period ended September 30, 2001:

                                           Champps              Predecessor         Total
                                          Obligations           Obligations        Reserves
                                          -----------           -----------        --------
Balance at July 1, 2001                         $ 505               $ 2,266         $ 2,771

Expense recognition                               345                   -               345
Deductions                                       (727)                 (110)           (837)
                                          -----------           -----------        --------

Balance at September 30, 2001                   $ 123               $ 2,156         $ 2,279
                                          ===========           ===========        ========

The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

5.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $72 and $92 in the three months ended September 30, 2001 and October 1, 2000 respectively. General and administrative expenses also include amortization expense of $2 and $48 for the three months ended September 30, 2001 and October 1, 2000 respectively.

6.  Stock Option Plan

During the three months ended September 30, 2001, the Company granted options to employees and members of the Board of Directors to acquire approximately 259,250 shares of common stock at an exercise price of $7.50 per share. Since the grant price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements.

On September 28, 2000, the Compensation Committee of the Company's Board of Directors amended certain terms of employment of William H. Baumhauer, the Company's Chairman, President and CEO, including the extension of his employment contract through June 30, 2003 and the extension of the expiration date of his remaining options to purchase 1,009,000 shares of the Company's common stock from June 30, 2001 to June 30, 2003. Of the options extended, 750,000 have an exercise price of $4.00. Though this price was in excess of the fair market value of the Company's common stock on the date of original grant (July 1, 1999), it was below the fair market value of the Company's common stock on the date the options were extended ($4.625). The vesting date of these options was extended from December 24, 2000 to December 24, 2001 in connection with the options' extension. As a result of these changes to the options' terms, the Company will recognize non-cash compensation expense of $468 ratably during the period from the date of extension through the new vesting date. On that same date, Mr. Baumhauer, exercised options to purchase 178,000 shares of the Company's common stock at an average price of $1.95 per share. The Compensation Committee also approved a secured loan of approximately $550 by the Company to Mr. Baumhauer to fund the exercise price of the options and the income tax liability incurred by him upon such exercise, which is based on the difference between the option exercise price and the value of the shares on the date of exercise. The loan is secured by the stock acquired upon the exercise of the options and is a full recourse personal liability of Mr. Baumhauer. The loan accrues interest at the rate of 9% per annum, payable at maturity on September 30, 2003.

7.  Recent Accounting Pronouncements

On July 1, 2001, the Company adopted the provisions of SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The adoption of these pronouncements did not have a significant impact on the Company's result of operations.






















                  [Remainder of page left intentionally blank]

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001, factors that may cause such a difference include, among others, the following:

o Changes in general economic, political or public safety conditions, including changes caused by terrorist activities, which affect consumer spending for restaurant dining occasions.
o Competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants.
o The availability and terms of financing for the Company and any changes to that financing.
o The impact of an increase in the minimum wage and its effect on the economy as well as the cost structure of the Champps restaurants.
o The impact of increases in energy costs nationwide, including natural gas and electricity, and the Company's ability to pass along these increases in costs to its customers.
o The Company's ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice businesses.
o The effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps.
o The Company's ability to anticipate and react to changes in the demand for and cost of food and liquor products.
o The Company's ability to open new restaurants consistent with its expansion plans.
o The Company's ability to resolve its current litigation actions favorably.
o Uncertainty regarding the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company's 2001 Annual Report on Form 10-K under the caption "Item1. Business - Risk Factors," other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to the Company's officers, directors and employees, or to persons acting on the Company's behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company's control. Any of these factors could have a material adverse effect on the Company's results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

                              RESULTS OF OPERATIONS

Overview

As of November 8, 2001, Champps Entertainment, Inc. owns and operates 31, and franchises 13 upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of over 100 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. In December 1999, the Company relocated its headquarters to Englewood, Colorado, and closed the Company's administrative offices in Danvers, Massachusetts and the Company's operating headquarters located in Wayzata, Minnesota. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company added six restaurants, and in fiscal 2001 the Company opened four restaurants. As of November 8, 2001 the Company has added an additional three stores and is anticipating opening an additional three to five stores by the end of fiscal 2002.

In fiscal year 2002, the Company intends to open six to eight Champps Americana restaurants. As of November 8, 2001, the Company has opened three restaurants and has signed lease agreements for three additional restaurants planned for fiscal year 2002. The two restaurants opened in October, 2001 and are located in Pentagon City, Virginia and Utica, Michigan, a suburb of Detroit. The Company intends to continue to develop full service restaurants that typically range in size from 7,500 square feet to 9,000 square feet. These restaurants will require, on average, a total cash investment of approximately $1.8 million and total invested capital of approximately $2.8 to $3.3 million per restaurant. Preopening expenses are expected to average approximately $400 per restaurant.

Because the Company's Champps Americana concept is in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company's quarterly and annual results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

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

The Company implemented a price increase at its restaurants in April 2001. The anticipated effect of this price increase on sales should approximate one percent.

The Company's restaurant sales are comprised almost entirely of food and beverage sales. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Other operating expenses consist primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies. Occupancy costs include rent, real estate taxes, and insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems, training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense, net includes the cost of interest expense on debt offset by interest income.

The Company reported net income of $476 for the quarter ended September 30, 2001, compared with net income of $1,698, for the comparable quarter last year.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2002 will consist of 52 weeks and will end on Sunday, June 30, 2002. The quarters ending September 30, 2001 and October 1, 2000 both have thirteen operating weeks.

Events of September 11, 2001

The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most consumer businesses, the Company's business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for most of the company's restaurants were adversely affected as a result of the September 11th attacks. Although the Company's sales for most of its restaurants have gradually recovered to their pre-September 11th levels, it is not possible to accurately predict sales volumes in light of the current volatile operating environment. Additional unforeseen events could adversely impact all consumer businesses, including the Company. It is not possible at this time to predict the longer-term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and the Company's operating results.











                  [Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company.

                                                                      Thirteen Weeks Ended
                                                                ----------------------------------
                                                                 September 30,       October 1,
                                                                     2001               2000
                                                                ----------------   ---------------
Restaurant sales                                                       $ 34,670          $ 32,910

Sales from restaurants                                                   100.0%            100.0%

Product costs                                                            (28.8%)           (28.9%)
Labor costs                                                              (32.7%)           (32.3%)
Other operating expenses                                                 (16.1%)           (14.6%)
Occupancy                                                                 (8.3%)            (8.0%)
Depreciation and amortization                                             (4.3%)            (4.3%)
                                                                ----------------   ---------------
    Total restaurant operating contribution                                9.8%             11.9%
                                                                ----------------   ---------------

Restaurant contribution                                                 $ 3,411           $ 3,929
Preopening expenses                                                        (687)             (243)
Franchising and royalty income                                              155               173
                                                                ----------------   ---------------
    Restaurant, franchising and royalty contribution                      2,879             3,859
General and administrative expenses                                       1,922             1,759
                                                                ----------------   ---------------
Income from operations                                                    $ 957           $ 2,100
                                                                ================   ===============

Restaurant operating weeks                                                  364               322
Restaurant sales per operating week (in thousands)                         $ 95             $ 102

Number of restaurants (end of period)
    Company-owned                                                            28                25
    Franchised                                                               13                13
                                                                ----------------   ---------------
      Total restaurants                                                      41                38
                                                                ================   ===============

Historically, the company has experienced volatility quarter to quarter in the amount of preopening expenses and the percentage relationship of these expenses to revenues. The Company typically incurs the most significant portion of preopening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on preopening expenses, labor and operating costs.

Thirteen Weeks Ended September 30, 2001 Compared to the Thirteen Weeks Ended October 1, 2000

Restaurant Sales. Sales in Company-owned restaurants increased $1,760, or 5.3%, to $34,670 for the quarter ended September 30, 2001 compared with $32,910 for the quarter ended October 1, 2000. This increase resulted from the opening of additional restaurants between periods, offset by a decrease in same-store sales of 3.7%. During the quarter, same store sales for food decreased 2.9%, while same-store sales for liquor decreased 5.4%.

Restaurant Contribution. Restaurant contribution as a percentage of sales decreased 2.1% to 9.8% of sales for the quarter as compared to the quarter ending October 1, 2000. This decrease in contribution was the result of a decrease in average restaurant revenues and the resulting increase in the restaurant's fixed expenses as a percent of the lower revenues. Restaurant contribution decreased $518 or 13.2% for the quarter as compared to a year ago.

This decrease resulted from decreased same-store sales compared to the quarter of a year ago coupled with higher expenses for utilities and repairs and maintenance.

Product Costs. Product costs increased $478 to $9,999 in the quarter ending September 30, 2001 from $9,521 for the quarter ending October 1, 2000. Product costs as a percentage of restaurant sales decreased 0.1% to 28.8% in the quarter ending September 30, 2001 from 28.9% for the quarter ending October 1, 2000. This decrease resulted primarily from the price increase implemented in April 2001, purchasing contracts with improved pricing and management efforts to control product costs.

Labor Costs. Labor costs increased $715 to $11,348 in the quarter ending September 30, 2001 from $10,633 for the quarter ending October 1, 2000. This increase resulted primarily from the opening of new stores. Labor costs as a percentage of restaurant sales increased 0.4% to 32.7% in the quarter ending September 30, 2001 from 32.3% for the quarter ending October 1, 2000. This increase is a result of the restaurants' semi-fixed management labor expense being a higher percentage of lower revenues.

Other Operating Expenses. Other operating expenses increased $760 to $5,562 in the quarter ending September 30, 2001 from $4,802 for the quarter ending October 1, 2000. This increase resulted primarily from the opening of new stores and higher expenses for utilities in selected markets, repairs and maintenance and travel. Other operating expenses as a percentage of restaurant sales increased 1.5% to 16.1% in the quarter ending September 30, 2001 from 14.6% for the quarter ending October 1, 2000. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues coupled with higher expenses for utilities, repairs and maintenance and travel.

Occupancy. Occupancy costs increased $224 to $2,861 in the quarter ending September 30, 2001 from $2,637 for the quarter ending October 1, 2000. This increase resulted primarily from the opening of new stores. Occupancy costs as a percentage of restaurant sales increased 0.3% to 8.3% in the quarter ending September 30, 2001 from 8.0% for the quarter ending October 1, 2000. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues.

Depreciation and Amortization. Depreciation and amortization increased $101 to $1,489 in the quarter ending September 30, 2001 from $1,388 for the quarter ending October 1, 2000. This increase resulted primarily from additional assets put in place with the opening of new stores. Depreciation and amortization as a percentage of restaurant sales remained at 4.3% for the quarters ending September 30, 2001 and October 1, 2000. Offset by decreased amortization expense due to the adoption of SFAS No. 142.

Preopening expense. Preopening expenses increased $444 to $687 in the quarter ending September 30, 2001 from $243 for the quarter ending October 1, 2000. This increase resulted primarily from the opening of new stores. During the quarter ending September 30, 2001 the Company incurred preopening expenses for the recently opened King of Prussia, Pennsylvania and Houston, Texas stores. These stores both opened in the last week of June, 2001. The Company also incurred preopening expenses for the Pentagon City, Virginia and Utica, Michigan stores which opened in October, 2001 and the Indianapolis, Indiana and the Columbia, Maryland stores that are anticipated to open in November, 2001. During the quarter ending October 1, 2000 the Company incurred preopening expenses primarily for the Las Colinas store.

Franchising and Royalty, Net. Restaurant franchising and royalty contribution decreased $18 for the quarter ended September 30, 2001 as compared with the comparable period last year. This decrease resulted from a decrease in sales at the Company's franchised stores.

General and Administrative Expenses. General and administrative expenses increased $163 or 9.3%, to $1,922 for the quarter ended September 30, 2001 compared with $1,759 for the quarter ended October 1, 2000. This increase was primarily the result of the hiring of field support personnel to assist with the Company's expansion. Approximately $142 of additional expenses were incurred relative to the hiring of two regional Directors of Operations, two recruiters and one field trainer. General and administrative expenses were also impacted by the recording of non-cash compensation associated with Mr. Baumhauer's option extension granted in September 2000. For the quarter ended September 30, 2001, $94 of non-cash compensation was recorded. General and administrative expenses were positively impacted by $180 resulting from the reversal of a bad debt from a franchisee.

Interest Expense, Net. Net interest expense increased $129 to $441 in the quarter ending September 30, 2001 from $312 for the quarter ending October 1, 2000. This increase resulted primarily from higher net borrowings.

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2002 and fiscal year 2001 was generally provided through available cash balances, proceeds from sale-leaseback facilities, mortgage financing and tenant improvement allowances. Capital expenditures were $3,898 and $1,474 for continuing operations for the three months ended September 30, 2001 and October 1, 2000, respectively.

As of September 30, 2001, the Company's unrestricted cash balance was $1,075 and the restricted cash balance was $764. The restricted cash balance primarily serves as collateral for insurance claims. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2002. Capital expenditures for the balance of fiscal year 2002 are anticipated to be approximately $14,640, which will be incurred primarily for the construction of new restaurants and for upgrades to existing restaurants.

For the three months ended September 30, 2001, the Company had generated cash flow from operating activities of $659. During the same period, the Company provided net cash from financing activities of $1,564. This amount primarily consists of $1,637 received for tenant improvement allowances and the issuance of $294 of common stock partially offset by the repayment of debt of $367. The Company used $2,409 in investing activities for the same period. This amount consists of $3,898 for the purchase of property and equipment partially offset by $1,489 received for capital lease transactions. During the quarter, capital expenditures were made to finalize the construction expenses for the three stores opened in the fourth quarter of fiscal 2001 and to fund the construction of the four stores scheduled to open in the second quarter of fiscal 2002. In addition, the Company spent approximately $500 for upgrades to existing restaurants.


The Company anticipates that funding for its expansion and other capital expenditures will be provided from cash flows from operations, sale-leaseback facilities, tenant improvement allowances, equipment leases and debt.

During the first quarter of fiscal 2002, the Company received tenant allowances of approximately $1,637. The Company is anticipating tenant improvement allowances of approximately $7.0 million for the remainder of fiscal 2002 for leases that have already been executed.

The Company currently has a commitment for a three store sale-leaseback facility with AEI Fund Management, Inc. The commitment is for a 24 month period and will not expire until October 2003. The commitment is subject to various pre-closing conditions.

The Company currently has a commitment for a $5.0 million loan collateralized by assets of the Company. Although the commitment was not executed by the end of the first quarter of fiscal 2002, the Company has drawn approximately $2.0 million on this commitment as of November 8, 2001.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2001 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal settlements. These expenditures are estimated to range between $1,500 and $2,000 during the balance of fiscal year 2002. During the first quarter of fiscal 2002, the Company expended approximately $110 for these liabilities.

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first quarter of fiscal year 2002. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.







                  [Remainder of page left intentionally blank]

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See "Note 3. Commitments and Contingencies -Litigation" in Notes to Unaudited Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of the security holders.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Not applicable.

(b) Reports on Form 8-K

         None.

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

                                        CHAMPPS ENTERTAINMENT, INC.
                                        (Registrant)

                                        By:  /s/ William H. Baumhauer
                                        William H. Baumhauer
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                        By:  /s/ Frederick J. Dreibholz
                                        Frederick J. Dreibholz
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and
                                        Accounting Officer)
November 8, 2001