Form 10-Q
period 2001-12-30
CHAMPPS ENTERTAINMENT INC/ MA
filed 2002-01-30
CIK 1040328

STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at January 28, 2002: 12,094,490.

                           CHAMPPS ENTERTAINMENT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Consolidated Balance Sheets as of December 30, 2001 and July 1, 2001                                         1
         Consolidated Statements of Operations - Three Months and Six Months Ended December 30, 2001 and
                  December 31, 2000                                                                                   2
         Consolidated Statements of Cash Flows - Six Months Ended December 30, 2001 and December 31, 2000             3
         Consolidated Statement of Stockholders' Equity - Six Months Ended December 30, 2001                          4
         Notes to Unaudited Consolidated Financial Statements - Three Months and Six Months Ended December 30,
                  2001 and December 31, 2000                                                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                        9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                  17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                           18

Item 2.  Changes in Securities and Use of Proceeds                                                                   18

Item 3.  Defaults upon Senior Securities                                                                             18

Item 4.  Submission of Matters to a Vote of Security Holders                                                         18

Item 5.  Other Information                                                                                           18

Item 6.  Exhibits and Reports on Form 8-K                                                                            18

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 December 30,          July 1,
                                                                                    2001                 2001
                                                                                  --------            --------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 3,539             $ 1,261
    Restricted cash, current                                                        1,018                 754
    Accounts receivable, net                                                        3,299               2,090
    Inventories                                                                     2,324               2,294
    Prepaid expenses and other current assets, net                                  2,172               1,790
    Current portion of deferred tax asset                                           2,000               2,000
                                                                                 --------            --------
      Total current assets                                                         14,352              10,189

Property and equipment, net                                                        61,954              56,953
Goodwill                                                                            5,069               5,069
Deferred tax asset, net of current portion                                          6,153               6,153
Other assets, net                                                                   1,154               1,094
                                                                                 --------            --------
    Total assets                                                                 $ 88,682            $ 79,458
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 4,141             $ 5,238
    Accrued expenses                                                                5,746               6,842
    Current portion of capital lease obligation                                     1,467               1,019
    Current portion of note payable                                                   953                 395
                                                                                 --------            --------
      Total current liabilities                                                    12,307              13,494
Capital lease obligation, net of current portion                                    1,753               1,012
Note payable, net of current portion                                               16,953              14,667
Other long-term liabilities                                                        11,049               5,669
                                                                                 --------            --------
      Total liabilities                                                            42,062              34,842
                                                                                 --------            --------

Commitments and contingencies (Notes 3 and 4)

Stockholders' equity:
    Common stock ($.01 par value per share; authorized 30,000
      shares and 12,075 and 12,018 issued and outstanding at
      December 30, 2001 and July 1, 2001, respectively)                             $ 121               $ 120
    Additional paid-in capital                                                     80,897              80,343
    Accumulated deficit                                                           (34,398)            (35,847)
                                                                                 --------            --------
      Total stockholders' equity                                                   46,620              44,616
                                                                                 --------            --------
        Total liabilities and stockholders' equity                               $ 88,682            $ 79,458
                                                                                 ========            ========

           See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    Three Months and Six Months Ended December 30, 2001 and December 31, 2000
                  (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                              Three Months Ended                  Six Months Ended
                                                        ------------------------------     ----------------------------
                                                        December 30,      December 31,     December 30,     December 31,
                                                            2001              2000             2001             2000
                                                          --------         --------         --------          --------
Revenues:
    Sales                                                 $ 40,413         $ 33,910         $ 75,083          $ 66,820
    Franchising and royalty, net                               152              154              307               327
                                                          --------         --------         --------          --------
    Total revenues                                          40,565           34,064           75,390            67,147
                                                          --------         --------         --------          --------

Costs and expenses:
Restaurant operating expenses:
    Product costs                                           11,352            9,876           21,351            19,397
    Labor costs                                             12,953           10,541           24,301            21,174
    Other operating expenses                                 6,108            5,140           11,670             9,942
    Occupancy                                                3,380            2,729            6,241             5,366
    Depreciation and amortization                            1,596            1,377            3,085             2,765
                                                          --------         --------         --------          --------
      Total restaurant operating expenses                   35,389           29,663           66,648            58,644
                                                          --------         --------         --------          --------
Restaurant operating and franchise contribution              5,176            4,401            8,742             8,503
Preopening                                                   1,029                7            1,716               250
General and administrative expenses                          2,197            1,801            4,119             3,560
Expenses related to predecessor companies (Note 4)             283                -              283                 -
                                                          --------         --------         --------          --------
    Income from operations                                   1,667            2,593            2,624             4,693
Interest expense, net                                          488              306              929               618
                                                          --------         --------         --------          --------
    Income from continuing operations                        1,179            2,287            1,695             4,075
Loss from discontinued operations, net of tax (Note 4)         153                -              153                 -
                                                          --------         --------         --------          --------
      Net income (loss) before taxes                         1,026            2,287            1,542             4,075
Provision for income taxes                                      53               90               93               180
                                                          --------         --------         --------          --------
      Net income (loss) after taxes                          $ 973          $ 2,197          $ 1,449           $ 3,895
                                                          ========         ========         ========          ========

Basic income per share:
    Income before discontinued operations                   $ 0.09           $ 0.19           $ 0.13            $ 0.33
    Loss from discontinued operations                        (0.01)               -            (0.01)                -
                                                          --------         --------         --------          --------
      Net income                                            $ 0.08           $ 0.19           $ 0.12            $ 0.33
                                                          ========         ========         ========          ========

Diluted income per share:
    Income before discontinued operations                   $ 0.09           $ 0.18           $ 0.12            $ 0.32
    Loss from discontinued operations                        (0.01)               -            (0.01)                -
                                                          --------         --------         --------          --------
      Net income                                            $ 0.08           $ 0.18           $ 0.11            $ 0.32
                                                          ========         ========         ========          ========


Basic weighted average shares outstanding                   12,071           11,875           12,060            11,778

Diluted weighted average shares outstanding                 12,667           12,373           12,698            12,169

           See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six Months Ended December 30, 2001 and December 31, 2000
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             December 30,         December 31,
                                                                                 2001                 2000
                                                                             ------------         ------------
Cash flows from operating activities:
Net income                                                                     $ 1,449              $ 3,895
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                              3,237                2,918
      Gain on sale of asset held for sale                                            -                  (72)
      Loss on disposal of property and equipment                                     -                    3
      Non-cash compensation                                                        188                   97
Changes in assets and liabilities, net of dispositions:
    Restricted cash balances                                                      (264)                 107
    Changes in current assets and liabilities, net                              (2,333)              (1,975)
    Changes in other long-term assets and liabilities, net                         152                 (865)
                                                                               -------              -------
      Net cash provided by operating activities                                  2,429                4,108
                                                                               -------              -------

Cash flows from investing activities:
Purchase of property and equipment                                              (8,219)              (2,335)
Proceeds from capital lease transactions                                         1,839                    -
Proceeds from sale-leaseback transaction                                             -                3,031
Net proceeds from net assets held for sale                                           -                  524
                                                                               -------              -------
    Net cash (used in) provided by investing activities                         (6,380)               1,220
                                                                               -------              -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                             367                  234
Repayment of debt                                                                 (828)              (1,558)
Proceeds from debt                                                               3,022                    -
Proceeds from tenant improvement allowance                                       3,668                    -
Proceeds from tenant improvement note payable                                        -                  500
                                                                               -------              -------
    Net cash provided by (used in) financing activities                          6,229                 (824)
                                                                               -------              -------

Net increase in cash and cash equivalents                                        2,278                4,504
Cash and cash equivalents, beginning of period                                   1,261                4,373
                                                                               -------              -------
Cash and cash equivalents, end of period                                       $ 3,539              $ 8,877
                                                                               =======              =======

Non-cash exercise of common stock options (Note 6)                                 $ -                $ 347
                                                                               =======              =======

           See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six Months Ended December 30, 2001
                             (Amounts in thousands)
                                   (Unaudited)

                                                                   Additional
                                                       Common       Paid-in        Accumulated
                                           Shares       Stock       Capital          Deficit       Total
                                         ----------- ------------ ------------- --------------- -----------

Balance, July 1, 2001                        12,018        $ 120      $ 80,343       $ (35,847)    $44,616

Common shares issued                             43            1           293               -         294
Non-cash compensation                             -            -            94               -          94
Net income                                        -            -             -             476         476
                                         ----------- ------------ ------------- --------------- -----------
Balance, September 30, 2001                  12,061        $ 121      $ 80,730       $ (35,371)    $45,480
                                         =========== ============ ============= =============== ===========

Common shares issued                             14            -            73               -          73
Non-cash compensation                             -            -            94               -          94
Net income                                        -            -             -             973         973
                                         ----------- ------------ ------------- --------------- -----------
Balance, December 30, 2001                   12,075        $ 121      $ 80,897       $ (34,398)    $46,620
                                         =========== ============ ============= =============== ===========

            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
    Three Months and Six Months Ended December 30, 2001 and December 31, 2000
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

1.  Nature of Business and Basis of Presentation

Nature of Business

As of December 30, 2001, Champps Entertainment, Inc. (the "Company," or "Champps") owned and operated 32 full service, casual dining restaurants under the names of "Champps Americana" and "Champps Restaurant." The Company also franchised 13 restaurants under the name "Champps Americana." Champps operates in 18 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without an audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six month period ended December 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

2.  Significant Accounting Policies

Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the six months ended December 30, 2001 and December 31, 2000, stock options with exercise prices less than the average market price for the period have been included for the diluted computation. Approximately 596,000 dilutive shares have been included in the diluted income per share computation for the quarter ended December 30, 2001. Approximately 498,000 dilutive shares have been included in the diluted income per share computation for the quarter ended December 31, 2000. No adjustments were made to net income in computing diluted income per share.

3.  Commitments and Contingencies

Spin-Off Indemnity

Champps, formerly known as Unique Casual Restaurants, Inc., was formed on May 27, 1997 in connection with the Spin-Off ("the Spin-Off") to holders of the common stock of DAKA International, Inc. ("DAKA International"). DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively "Compass"), pursuant to which Compass agreed to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Company agreed to assume certain liabilities in connection with the Spin-Off. In addition, the Company entered into a Post-Closing Covenants Agreement which provided for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing, but unidentified, prior to the Spin-Off transaction date. This indemnification began to expire on December 31, 1999. As of December 30, 2001, all material matters associated with certain contingent obligations related to the Spin-Off of DAKA International have been settled with the exception of two sales tax audits, some insurance matters and the McCrae case. These obligations are further discussed in the "Tax Contingencies" and "Litigation" paragraphs of this note. The Company has accrued liabilities associated with these obligations which it believes are adequate. While the Company believes the risk of a significant claim for indemnification of Compass is remote, there can be no assurance that a claim for indemnification will not be brought by Compass that could have a material effect on the Company's financial position, results of operations or cash flows.

Fuddruckers Indemnity

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of its former subsidiary, Fuddruckers, Inc., to King Cannon, Inc. pursuant to a Stock Purchase Agreement, dated as of July 31, 1998. The sale price was $43,000 in cash, subject to certain adjustments. As of December 30, 2001, all material matters associated with certain contingent obligations related to the sale of Fuddruckers have been settled with the exception of a sales tax audit, and some insurance matters. The Company has accrued liabilities associated with these obligations which it believes are adequate. All funds previously held in an escrow account for certain contingent liabilities have been released from the escrow account per the original escrow agreement.

Restricted Cash

The Company has $1,018 of restricted cash. These funds serve primarily as collateral for insurance claims, commitments associated with the construction of a new restaurant and bonds associated with legal appeals that are undecided. As part of the balance, the Company also has $49 in restricted cash serving as collateral for a letter of credit relative to the construction of the restaurant located in the Village of Lombard, Illinois.

Tax Contingencies

The Company and its predecessors, from time to time, have been party to various assessments of taxes, penalties and interest from federal and state agencies. As of December 30, 2001, the Company is in the process of settling several such assessments and is aware of certain other unasserted tax claims. Substantially all of the claims, which are estimated to aggregate approximately $6.5 million as of December 30, 2001, relate to state tax assessments and unasserted state tax claims of predecessor businesses for which the Company has previously agreed to assume those obligations. The Company believes that it has meritorious legal and factual defenses to certain of those matters that are the subject of the assessments and believes the recorded tax reserves are sufficient to provide for the ultimate outcome of such claims. However, there can be no assurance that a tax claim brought against the Company could not have a material effect on the financial position, results of operations or cash flows of the Company. Tax reserves were approximately $1,086 as of December 30, 2001. Actual amounts required to settle those claims may exceed management's estimates.

Litigation

The Company retained certain contingent liabilities of DAKA International in connection with the Spin-Off and assumed certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon, Inc. The Company is also a party to various lawsuits arising in the ordinary course of its business. Based upon consultation with legal counsel, the Company believes that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. However, there can be no assurance that a matter currently in litigation or an unasserted matter will not be brought against the Company that could have a material effect on the financial position, results of operations or cash flows of the Company.

In the third quarter of fiscal year 2000, a Washington, D.C. superior court jury awarded a former Daka employee $187 in compensatory damages and $4,800 in punitive damages based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. Daka, a former subsidiary of DAKA International, is now a subsidiary of Compass. However, the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On December 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the damages in this matter. Any such amounts will be reported in the period that payment becomes probable. Based upon its analysis and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position or results of operations.

4.  Reserve Disclosure

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are more fully discussed in Note 3, and the Company's annual report on Form 10-K. During the quarter ended December 30, 2001, the Company recognized additional liabilities of $519 associated with anticipated additional expenses associated with the Spin-Off Indemnity and the Fuddruckers Indemnity discussed in Note 3. The amount consists of $283 identified as expenses related to predecessor companies on the consolidated statement of operations and $236, less a tax benefit of $83, identified as a loss from discontinued operations. The following table displays the activity and balances relating to these reserves during the six month period ended December 30, 2001:

                                               Predecessor
                                               Obligations
                                             ----------------
Balance at July 1, 2001                          $ 2,266

Expense (income) recognition                         519
Payments                                            (880)
                                             ----------------


Balance at December 30, 2001                     $ 1,905

The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

5.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $149 and $143 for the six months ended December 30, 2001 and December 31, 2000, respectively. General and administrative expenses also include amortization expense of $3 and $10 for the six months ended December 30, 2001 and December 31, 2000, respectively.

6.  Stock Option Plan

During the six months ended December 30, 2001, the Company granted options to employees and members of the Board of Directors to acquire approximately 275,250 shares of common stock at an exercise price of $7.50 per share. Since the exercise price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements.

On December 28, 2000, the Compensation Committee of the Company's Board of Directors amended certain terms of employment of William H. Baumhauer, the Company's Chairman, President and CEO, including the extension of his employment contract through June 30, 2003 and the extension of the expiration date of his remaining options to purchase 1,009,000 shares of the Company's common stock from June 30, 2001 to June 30, 2003. Of the options extended, 750,000 have an exercise price of $4.00. Though this price was in excess of the fair market value of the Company's common stock on the date of original grant (July 1, 1999), it was below the fair market value of the Company's common stock on the date the options were extended ($4.625). The vesting date of these options was extended from December 24, 2000 to December 24, 2001 in connection with the options' extension. As a result of these changes to the option terms, the Company has recognized non-cash compensation expense of $468 ratably during the period from the date of extension through the new vesting date. On that same date, Mr. Baumhauer, exercised options to purchase 178,000 shares of the Company's common stock at an average price of $1.95 per share. The Compensation Committee also approved a secured loan of approximately $550 by the Company to Mr. Baumhauer to fund the exercise price of the options and the income tax liability incurred by him upon such exercise, which is based on the difference between the option exercise price and the value of the shares on the date of exercise. The loan is secured by the stock acquired upon the exercise of the options and is a full recourse personal liability of Mr. Baumhauer. The loan accrues interest at the rate of 9% per annum, payable at maturity on December 30, 2003.


7.  Recent Accounting Pronouncements

On July 1, 2001, the Company adopted the provisions of SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The adoption of these pronouncements did not have a significant impact on the Company's results of operations.





                  [Remainder of page left intentionally blank]

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001, factors that may cause such a difference include, among others, the following:

o Changes in general economic, political or public safety conditions, including changes caused by terrorist activities, which affect consumer spending for restaurant dining occasions.
o Competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants.
o The availability and terms of financing for the Company and any changes to that financing.
o The impact of an increase in the minimum wage and its effect on the economy as well as the cost structure of the Champps restaurants.
o The impact of increases in energy costs nationwide, including natural gas and electricity, and the Company's ability to pass along these cost increases to customers.
o The Company's ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice businesses.
o The effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps.
o The Company's ability to anticipate and react to changes in the demand for and cost of food and liquor products.
o The Company's ability to open new restaurants consistent with its expansion plans.
o    The Company's ability to resolve its current litigation actions favorably.
o Uncertainty regarding the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company's 2001 Annual Report on Form 10-K under the caption "Item1. Business - Risk Factors," other Securities and Exchange Commission filings and press releases. All forward-looking statements attributable to the Company's officers, directors and employees, or to persons acting on the Company's behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company's control. Any of these factors could have a material adverse effect on the Company's results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

                              Results of Operations

Overview

As of January 29, 2002, Champps Entertainment, Inc. owns and operates 32, and franchises 13, upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of over 85 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. In December 1999, the Company relocated its headquarters to Englewood, Colorado, and closed the Company's administrative offices in Danvers, Massachusetts and the Company's operating headquarters located in Wayzata, Minnesota. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company added six restaurants, and in fiscal year 2001 the Company opened four restaurants.

During fiscal year 2002, the Company intends to open a total of six Champps Americana restaurants. As of January 29, 2002, the Company has opened four restaurants and has signed lease agreements for two additional restaurants planned for fiscal year 2002. The two restaurants that opened in October 2001 are located in Pentagon City, Virginia and Utica, Michigan, a suburb of Detroit. The two restaurants that opened in November 2001 are located in Indianapolis, Indiana and Columbia, Maryland. The Company also has signed leases for two restaurants to be located in Raleigh, North Carolina and Littleton, Colorado. These restaurants are anticipated to open in March 2002 and May 2002, respectively.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps Americana concept and improving the execution of operating fundamentals, should continue to provide the Company with improved overall profitability.

The Company implemented a price increase at its restaurants in April 2001. The anticipated effect of this price increase on sales approximates one percent.

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

Occupancy costs include rent, real estate taxes and insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems, training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense, net includes the cost of interest expense on debt and capital leases offset by interest income.

The Company reported net income of $973 for the three months ended December 30, 2001, compared with net income of $2,197, for the comparable quarter last year. For the six months ended December 30, 2001, the Company reported net income of $1,449 compared with net income of $3,895 for the comparable period of last fiscal year.

Events of September 11, 2001

The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most consumer businesses, the Company's business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for the Company's restaurants were adversely affected as a result of the September 11th attacks. Although the Company's sales for most of its restaurants have gradually recovered to their pre-September 11th levels, it is not possible to accurately predict sales volumes in light of the current volatile operating environment. Additional unforeseen events could adversely impact all consumer businesses, including the Company. It is not possible at this time to predict the long term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and the Company's operating results.













                  [Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company. All dollar amounts are in thousands.

                                                               Three Months Ended                    Six Months Ended
                                                        --------------------------------       -------------------------------
                                                        December 30,        December 31,       December 30,       December 31,
                                                            2001                2000               2001               2000
                                                        ------------        ------------       ------------       ------------

Restaurant sales                                         $ 40,413             $ 33,910           $ 75,083           $ 66,820

Sales from Champps restaurants                             100.0%                100.0%             100.0%             100.0%

Product costs                                              (28.1%)               (29.1%)            (28.4%)            (29.0%)
Labor costs                                                (32.1%)               (31.1%)            (32.4%)            (31.7%)
Other operating costs                                      (15.1%)               (15.2%)            (15.6%)            (14.9%)
Occupancy                                                   (8.4%)                (8.0%)             (8.3%)             (8.0%)
Depreciation and amortization                               (3.9%)                (4.1%)             (4.1%)             (4.2%)
                                                       -----------          ------------       ------------        -----------

   Total restaurant contribution                            12.4%                 12.5%              11.2%              12.2%
                                                       ===========          ============       ============        ===========

Restaurant contribution                                  $  5,024            $   4,247           $   8,435           $  8,176
Preopening expense                                         (1,029)                  (7)             (1,716)              (250)
Franchising and royalty income                                152                  154                 307                327
                                                       -----------          ------------       ------------        -----------
   Restaurant, franchising and royalty contribution         4,147                4,394               7,026              8,253

General and administrative expenses                         2,197                1,801               4,119              3,560
                                                       -----------          ------------       ------------        -----------

Income from current restaurant and
   franchising operations                                   1,950                2,593               2,907              4,693
                                                       ===========          ============       ============        ===========

Restaurant operating weeks                                    402                  325                 766                647
Restaurant sales per operating week                           101                  104                  98                103

Number of restaurants (end of period)
   Company-owned                                               32                   25
   Franchised                                                  13                   13
                                                       -----------          ------------
     Total restaurants                                         45                   38
                                                       ===========          ============

Historically, the Company has experienced quarterly volatility in the amount of preopening expenses and the percentage relationship of these expenses to revenues. The Company typically incurs the most significant portion of preopening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a direct impact on preopening expenses, labor and operating costs.

Thirteen Weeks Ended December 30, 2001 Compared to the Thirteen Weeks Ended December 31, 2000

The Company utilizes a 13/14 week fiscal quarter ending on the Sunday closest to December 31 for financial reporting purposes. In the following discussion, the thirteen-week period ended December 30, 2001 is referred to as the "quarter ended December, 30, 2001." Similarly, the thirteen-week period ended December 31, 2000 is referred to as the "quarter ended December, 30, 2001."

Restaurant Sales. Sales in Company-owned restaurants increased $6,503, or 19.2%, to $40,413 for the quarter ended December 30, 2001 compared with $33,910 for the quarter ended December 31, 2000. This increase resulted from the opening of additional restaurants between periods and an increase in same-store sales of 0.1%. During the quarter, same-store sales for food decreased 0.5%, while same-store sales for liquor increased 1.2%.

Restaurant Contribution. Restaurant contribution as a percentage of sales decreased 0.1% to 12.4% of sales for the quarter ended December 30, 2001 as compared to the comparable period last year. An improvement in cost of goods sold of 1.0% was offset by an increase in labor expenses of 1.0%. Restaurant contribution increased $777, or 18.3%, for the quarter as compared to a year ago. The increase resulted from higher revenues and a comparable restaurant contribution percent.

Product Costs. Product costs increased $1,476 to $11,352 in the quarter ended December 30, 2001 from $9,876 for the quarter ended December 31, 2000. Product costs as a percentage of restaurant sales decreased 1.0% to 28.1% in the quarter ended December 30, 2001 from 29.1% for the quarter ended December 31, 2000. This decrease resulted primarily from the price increase implemented in April 2001, purchasing contracts with improved pricing and management efforts to control product costs. Lower produce and poultry costs positively impacted food cost, while lower wine and beer costs positively impacted liquor cost.

Labor Costs. Labor costs increased $2,412 to $12,953 in the quarter ended December 30, 2001 from $10,541 for the quarter ended December 31, 2000. This increase was due to the opening of new restaurants. Labor costs as a percentage of restaurant sales increased 1.0% to 32.1% in the quarter ended December 30, 2001 from 31.1% for the quarter ended December 31, 2000. This increase was impacted by an increase in bonus expense paid to store level management and an increase in payroll related insurance expenses.

Other Operating Expenses. Other operating expenses increased $968 to $6,108 in the quarter ended December 30, 2001 from $5,140 for the quarter ended December 31, 2000. This increase was due to the opening of new restaurants. Other operating expenses as a percentage of restaurant sales decreased 0.1% to 15.1% in the quarter ended December 30, 2001 from 15.2% for the quarter ended December 31, 2000. This decrease is primarily the result of lower utility expenses during the quarter.

Occupancy. Occupancy costs increased $651 to $3,380 in the quarter ended December 30, 2001 from $2,729 for the quarter ended December 31, 2000. This increase was due to the opening of additional restaurants. Occupancy costs as a percentage of restaurant sales increased 0.4% to 8.4% in the quarter ended December 30, 2001 from 8.0% for the quarter ended December 31, 2000.

Depreciation and Amortization. Depreciation and amortization increased $219 to $1,596 in the quarter ended December 30, 2001 from $1,377 for the quarter ended December 31, 2000. This increase was due to additional assets put in place with the opening of new restaurants. Depreciation and amortization as a percentage of restaurant sales decreased 0.2% to 3.9% for the quarter ended December 30, 2001 from 4.1% for the quarter ended December 31, 2000. This decrease was primarily the result of decreased amortization expense due to the adoption of SFAS No.
142. During the quarter ended December 31, 2000, the Company recognized $48 of amortization expense associated with goodwill.

Preopening Expense. Preopening expenses increased $1,022 to $1,029 in the quarter ended December 30, 2001 from $7 for the quarter ended December 31, 2000. This increase was due to the opening of new restaurants. During the quarter ended December 30, 2001 the Company incurred preopening expenses for the recently opened Pentagon City, Virginia and Utica, Michigan restaurants which opened in October 2001 and the Indianapolis, Indiana and the Columbia, Maryland restaurants that opened in November 2001.

Franchising and Royalty, Net. Restaurant franchising and royalty contribution decreased $2 for the quarter ended December 30, 2001 as compared with the comparable period last year. This decrease resulted from a decrease in sales at the Company's franchised restaurants.

General and Administrative Expenses. General and administrative expenses increased $396 or 22.0%, to $2,197 for the quarter ended December 30, 2001 compared with $1,801 for the quarter ended December 31, 2000. This increase was primarily the result of the hiring of field support personnel to assist with the Company's expansion. Approximately $137 of additional expenses were incurred relative to the hiring of two regional Directors of Operations, two recruiters, one IT manager and one field trainer. General and administrative expenses were also impacted by the recording of non-cash compensation associated with Mr. Baumhauer's December 2000 option extension. For the quarter ended December 30, 2001, $94 of non-cash compensation was recorded while no expense for non-cash compensation was recognized in the comparable period last year.

Interest Expense, Net. Net interest expense increased $182 to $488 in the quarter ended December 30, 2001 from $306 for the quarter ended December 31, 2000. This increase was due to higher net borrowings.

Provision for Income Taxes. The Company recognized a provision for income taxes of $53 for the quarter ended December 30, 2001 compared to a provision for income taxes of $90 for the quarter ended December 31, 2001. The provision for income taxes records the anticipated expense relative to state income taxes. At present the Company has federal net operating loss carryforwards and is not anticipating the payment of federal income tax during fiscal year 2002 or 2003. At July 1, 2001, the company had federal net operating loss carryforwards of approximately $59 million. The current provision for federal income taxes has been offset by a corresponding decrease in the valuation allowance against net deferred tax assets. The Company's net deferred tax assets are maintained at a level that management believes will more likely than not be realized through future taxable income. The provision for income taxes decreased during the quarter due to lower taxable income. The Company's effective income tax rate is approximately 4% as the result of the federal net operating loss carryforward.

Expenses Related to Predecessor Companies and Discontinued Operations. During the quarter ended December 30, 2001, the Company recognized additional liabilities of $519 associated with anticipated additional expenses related to the Spin-Off Indemnity and the Fuddruckers Indemnity discussed in Note 3 to the Unaudited consolidated financial statements. The amount consists of $283 identified as expenses related to predecessor companies on the consolidated statement of operations and $236, less a tax benefit of $83, identified as a loss from discontinued operations. The Company periodically assesses various contingencies relating to certain businesses that were sold or otherwise disposed of prior to 1999. During the quarter, the Company recognized additional accruals for legal fees and state taxes associated with these predecessor companies.

Twenty-six Weeks Ended December 30, 2001 Compared to the Twenty-six Weeks Ended December 31, 2000

The Company utilizes a 13/14 week fiscal quarter ending on the Sunday closest to December 31 for financial reporting purposes. In the following discussion, the twenty-six week period ended December 30, 2001 is referred to as the "six months ended December 30, 2001." Similarly, the twenty-six week period ended December 31, 2000 is referred to as the "six months ended December 31, 2000."

Restaurant Sales. Sales in Company-owned restaurants increased $8,263, or 12.4%, to $75,083 for the six months ended December 30, 2001 compared with $66,820 for the six months ended December 31, 2000. This increase resulted from the opening of additional restaurants between periods, offset by a decrease in same-store sales of 1.6%. During the six months ended December 30, 2001, same-store sales for food and liquor both decreased 1.6%.

Restaurant Contribution. Restaurant contribution as a percentage of sales decreased 1.0% to 11.2% of sales for the six months ended December 30, 2001 as compared to the six months ended December 31, 2000. This decrease in contribution was the result of a decrease in average restaurant revenues and the resulting increase in the restaurant's fixed expenses as a percent of the lower revenues. Restaurant contribution increased $259, or 3.2%, for the six months ended December 30, 2001 as compared to a year ago. This increase resulted from the opening of additional restaurants between periods, offset by decreased same-store sales compared to the six months of a year ago.

Product Costs. Product costs increased $1,954 to $21,351 in the six months ended December 30, 2001 from $19,397 for the six months ended December 31, 2000. Product costs as a percentage of restaurant sales decreased 0.6% to 28.4% in the six months ended December 30, 2001 from 29.0% for the six months ended December 31, 2000. This decrease resulted primarily from the price increase implemented in April 2001, purchasing contracts with improved pricing and management efforts to control product costs.

Labor Costs. Labor costs increased $3,127 to $24,301 in the six months ended December 30, 2001 from $21,174 for the six months ended December 31, 2000. This increase was due to the opening of new restaurants. Labor costs as a percentage of restaurant sales increased 0.7% to 32.4% in the six months ended December 30, 2001 from 31.7% for the six months ended December 31, 2000. This increase is a result of the restaurants' semi-fixed management labor expense being a higher percentage of lower than expected revenues, increases in bonus expense and increases in payroll related insurance expenses.

Other Operating Expenses. Other operating expenses increased $1,728 to $11,670 in the six months ended December 30, 2001 from $9,942 for the six months ended December 31, 2000. This increase was due to the opening of new restaurants and higher expenses for utilities in selected markets, repairs and maintenance and travel. Other operating expenses as a percentage of restaurant sales increased 0.7% to 15.6% in the six months ended December 30, 2001 from 14.9% for the six months ended December 31, 2000. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues coupled with higher expenses for utilities, repairs and maintenance and travel.

Occupancy. Occupancy costs increased $875 to $6,241 in the six months ended December 30, 2001 from $5,366 for the six months ended December 31, 2000. This increase was due to the opening of new restaurants. Occupancy costs as a percentage of restaurant sales increased 0.3% to 8.3% in the six months ended December 30, 2001 from 8.0% for the six months ended December 31, 2000. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues.

Depreciation and Amortization. Depreciation and amortization increased $320 to $3,085 in the six months ended December 30, 2001 from $2,765 for the six months ended December 31, 2000. This increase was due to additional assets put in place with the opening of new restaurants. Depreciation and amortization as a percentage of restaurant sales decreased 0.1% to 4.1% in the six months ended December 30, 2001 from 4.2% for the six months ended December 31, 2000.
Expenses were lower for the six months ended December 30, 2001 due to the adoption of SFAS No. 142 and the related decrease in amortization of goodwill. During the six months ended December 31, 2000, the Company recognized $96 of amortization expense associated with goodwill.

Preopening Expense. Preopening expenses increased $1,466 to $1,716 in the six months ended December 30, 2001 from $250 for the six months ended December 31, 2000. This increase was due to the opening of new restaurants. During the six months ended December 30, 2001 the Company incurred preopening expenses for the recently opened King of Prussia, Pennsylvania and Houston, Texas restaurants. These restaurants both opened in the last week of June 2001. The Company also incurred preopening expenses for the Pentagon City, Virginia and Utica, Michigan restaurants which opened in October 2001 and the Indianapolis, Indiana and the Columbia, Maryland restaurants which opened in November 2001. During the six months ended December 31, 2000, the Company incurred preopening expenses primarily for the Las Colinas, Texas store.

Franchising and Royalty, Net. Restaurant franchising and royalty contribution decreased $20, or 6.1%, to $307 for the six months ended December 30, 2001 from $327 for the six months ended December 31, 2000. This decrease resulted from a decrease in sales at the Company's franchised restaurants.

General and Administrative Expenses. General and administrative expenses increased $559, or 15.7%, to $4,119 for the six months ended December 30, 2001 compared with $3,560 for the six months ended December 31, 2000. This increase was primarily the result of the hiring of field support personnel to assist with the Company's expansion. Approximately $142 of additional expenses were incurred relative to the hiring of two regional Directors of Operations, two recruiters and one field trainer. General and administrative expenses were also impacted by the recording of non-cash compensation associated with Mr. Baumhauer's December 2000 option extension. For the six months ended December 30, 2001, $188 of non-cash compensation was recorded. General and administrative expenses were positively impacted by $180 resulting from the reversal of a bad debt from a franchisee.

Interest Expense, Net. Net interest expense increased $311 to $929 in the six months ended December 30, 2001 from $618 for the six months ended December 31, 2000. This increase resulted primarily from higher net borrowings.

Provision for Income Taxes. The company recognized a provision for income taxes of $93 for the six months ended December 30, 2001 compared to a provision for income taxes of $180 for the quarter ended December 31, 2001. The provision for income taxes records the anticipated expense relative to state income tax filings. At present the Company has a federal net operating loss carryforward and is not anticipating the payment of federal income tax during fiscal year 2002 or 2003. At July 1, 2001, the company had a federal net operating loss carryforward of approximately $59 million. The provision for income taxes decreased during the six months ended December 30, 2001 due to lower taxable income. The Company's effective income tax rate is approximately 4% as the result of the federal net operating loss carryforwards.

                        Financial Condition and Liquidity

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2001 and through the first six months of fiscal year 2002 was generally provided through available cash balances, proceeds from sale-leaseback facilities, equipment financing and tenant improvement allowances. Capital expenditures were $8,219 and $2,335 for continuing operations for the six months ended December 30, 2001 and December 31, 2000, respectively.

As of December 30, 2001, the Company's unrestricted cash balance was $3,539 and the restricted cash balance was $1,018. The restricted cash balance primarily serves as collateral for insurance claims, bonds for legal matters under appeal and commitments associated with real estate. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2002. Capital expenditures for the balance of fiscal year 2002 are anticipated to be approximately $8,270, which will be incurred primarily for the construction of new restaurants and for upgrades to existing restaurants.

For the six months ended December 30, 2001, the Company had generated cash flow from operating activities of $2,429. During the same period, the Company provided net cash from financing activities of $6,229. This amount primarily consists of $3,668 received for tenant improvement allowances, proceeds from debt of $3,022 and the issuance of $367 of common stock partially offset by the repayment of debt of $828. The Company used $6,380 in investing activities for the same period. This amount consists of $8,219 for the purchase of property and equipment partially offset by $1,839 received for capital lease transactions. During the quarter, capital expenditures were made to fund the construction of the four restaurants opened in the second quarter of fiscal year 2002. In addition, the Company spent approximately $1,215 for upgrades to existing restaurants and $300 in capital expenditures associated with the replacement of the Company's management information hosting and data processing systems.

The Company anticipates that funding for its expansion and other capital expenditures will be provided from cash flows from operations, sale-leaseback facilities, tenant improvement allowances, equipment leases and debt.

For the six months ended December 30, 2001, the Company received tenant improvement allowances of approximately $3,668. The Company is anticipating the receipt of tenant improvement allowances for leases that have already been executed of approximately $2,774 for the remainder of fiscal year 2002 and $667 to be received in fiscal year 2003 on construction projects completed in fiscal year 2002.

The Company currently has a commitment for a three store sale-leaseback facility with AEI Fund Management, Inc. The commitment is for a 24-month period and will not expire until October 2003. The commitment is subject to various pre-closing conditions.

The Company currently has a commitment for a $5.0 million loan collateralized by certain assets of the Company. The Company has drawn approximately $3.0 million on this commitment as of December 30, 2001.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2001 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal settlements. These expenditures are estimated to range between $1,200 and $1,800 during the balance of fiscal year 2002. During the six months ended December 30, 2001, the Company expended approximately $880 for these liabilities.

Inflation and changing prices have had no measurable impact on net sales and revenue or income from continuing operations during the last three fiscal years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to interest rate risk primarily as a result of the following factors: its significant investment in cash and cash equivalents' the use of fixed and variable rate debt to fund its acquisitions of property and equipment, and the implicit investment rate in its sale-leaseback arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first six months of fiscal year 2002. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

















                  [Remainder of page left intentionally blank]

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See "Note 3. Commitments and Contingencies - Litigation" in Notes to Unaudited Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         On December 5, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, the following Class II directors were re-elected, each for a term of three years, by vote of security holders:

        Director Nominee                            For                  Withheld             Not Voting
        ---------------------------------    ------------------     -------------------    -----------------
        William H. Baumhauer                    10,664,357                17,620                  0
        Nathaniel Rothschild                    10,665,777                16,200                  0

         Four incumbent directors, Alan D. Schwartz, Timothy R. Barakett, James Goodwin and Stephen F. Edwards, continue to serve on the Company's Board of Directors. No other matters were submitted to a vote of stockholders.

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

                                           CHAMPPS ENTERTAINMENT, INC.
                                           (Registrant)

                                           By:  /s/William H. Baumhauer
                                           William H. Baumhauer
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                           By:  /s/ Frederick J. Dreibholz
                                           Frederick J. Dreibholz
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)
January 29, 2002