Form 10-Q
period 2002-03-31
CHAMPPS ENTERTAINMENT INC/ MA
filed 2002-05-07
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at May 3, 2002:
  12,170,858.

                           CHAMPPS ENTERTAINMENT, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:
           Consolidated Balance Sheets as of March 31, 2002 and July 1, 2001 1 Consolidated Statements of Operations - Three Months and Nine
             Months Ended March 31, 2002 and April 1, 2001                     2
           Consolidated Statements of Cash Flows - Nine Months Ended
             March 31, 2002 and April 1, 2001                                  3
           Consolidated Statements of Stockholders' Equity - Nine Months
             Ended March 31, 2002                                              4
           Notes to Unaudited Consolidated Financial Statements - Three
             Months and Nine Months Ended March 31, 2002 and April 1, 2001     5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 3.  Defaults upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                  18

Item 5.  Other Information                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 March 31,            July 1,
                                                                                   2002                2001
                                                                                 --------            --------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 7,416             $ 1,261
    Restricted cash, current                                                        1,021                 754
    Accounts receivable, net                                                        2,715               2,090
    Inventories                                                                     2,555               2,294
    Prepaid expenses and other current assets, net                                  2,003               1,790
    Current portion of deferred tax asset                                           2,000               2,000
                                                                                 --------            --------
      Total current assets                                                         17,710              10,189

Property and equipment, net                                                        63,669              56,953
Goodwill                                                                            5,069               5,069
Deferred tax asset, net of current portion                                          6,153               6,153
Other assets, net                                                                   1,318               1,094
                                                                                 --------            --------
    Total assets                                                                 $ 93,919            $ 79,458
                                                                                 ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 4,258             $ 5,238
    Accrued expenses                                                                7,628               6,842
    Current portion of capital lease obligations                                    1,501               1,019
    Current portion of notes payable                                                1,326                 395
                                                                                 --------            --------
      Total current liabilities                                                    14,713              13,494
Capital lease obligations, net of current portion                                   1,365               1,012
Notes payable, net of current portion                                              18,296              14,667
Other long-term liabilities                                                        10,739               5,669
                                                                                 --------            --------
      Total liabilities                                                            45,113              34,842
                                                                                 --------            --------

Commitments and contingencies (Note 3 and 4)

Stockholders' equity:
    Common stock ($.01 par value per share; authorized 30,000
      shares and 12,155 and 12,018 issued and outstanding at
      March 31, 2002 and July 1, 2001, respectively)                                $ 122               $ 120
    Additional paid-in capital                                                     81,316              80,343
    Accumulated deficit                                                           (32,632)            (35,847)
                                                                                 --------            --------
      Total stockholders' equity                                                   48,806              44,616
                                                                                 --------            --------
        Total liabilities and stockholders' equity                               $ 93,919            $ 79,458
                                                                                 ========            ========



            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Months and Nine Months Ended
                        March 31, 2002 and April 1, 2001
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                Three Months Ended                Nine Months Ended
                                                            --------------------------        --------------------------
                                                            March 31,         April 1,         March 31,        April 1,
                                                              2002              2001             2002             2001
                                                            --------          --------        ---------         --------
Revenues
    Sales                                                   $ 41,066          $ 32,970        $ 116,149         $ 99,789
    Franchising and royalty, net                                 164               134              471              462
                                                            --------          --------        ---------         --------
    Total revenues                                            41,230            33,104          116,620          100,251
                                                            --------          --------        ---------         --------

Costs and expenses
Restaurant operating expenses:
    Product costs                                             11,612             9,547           32,963           28,944
    Labor costs                                               13,249            10,370           37,550           31,545
    Other operating expenses                                   6,084             5,049           17,754           14,991
    Occupancy                                                  3,638             2,703            9,879            8,068
    Depreciation and amortization                              1,635             1,350            4,720            4,115
                                                            --------          --------        ---------         --------
      Total restaurant operating expenses                     36,218            29,019          102,866           87,663
Restaurant operating and franchise contribution                5,012             4,085           13,754           12,588
Preopening expenses                                              486                93            2,202              343
General and administrative expenses                            2,240             1,791            6,359            5,351
Expenses related to predecessor companies (note 4)                22               534              305              534
                                                            --------          --------        ---------         --------
    Income from operations                                     2,264             1,667            4,888            6,360
Interest expense, net                                            462               337            1,391              955
                                                            --------          --------        ---------         --------
    Income from continuing operations                          1,802             1,330            3,497            5,405
Loss from discontinued operations, net of tax (note 4)             -                77              153               77
                                                            --------          --------        ---------         --------
    Income before provision for income taxes                   1,802             1,253            3,344            5,328
Provision (benefit) for income taxes                              36            (8,073)             129           (7,893)
                                                            --------          --------        ---------         --------
    Net income                                               $ 1,766           $ 9,326          $ 3,215         $ 13,221
                                                            ========          ========        =========         ========


Basic income (loss) per share:
    Income from continuing operations                         $ 0.15            $ 0.79           $ 0.28           $ 1.13
    Loss from discontinued operations                              -             (0.01)           (0.01)           (0.01)
                                                            --------          --------        ---------         --------
      Net income                                              $ 0.15            $ 0.78           $ 0.27           $ 1.12
                                                            ========          ========        =========         ========

Diluted income (loss) per share:
    Income from continuing operations                         $ 0.14            $ 0.75           $ 0.26           $ 1.08
    Loss from discontinued operations                              -                 -            (0.01)               -
                                                            --------          --------        ---------         --------
      Net income                                              $ 0.14            $ 0.75           $ 0.25           $ 1.08
                                                            ========          ========        =========         ========


Basic weighted average shares outstanding                     12,129            11,929           12,083           11,829
Diluted weighted average shares outstanding                   12,963            12,506           12,768           12,273




            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended March 31, 2002 and April 1, 2001
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                     March 31,               April 1,
                                                                                        2002                   2001
                                                                                     -------                 --------
Cash flows from operating activities:
Net income                                                                           $ 3,215                 $ 13,221
Adjustments to reconcile net income to net cash provided by
    operating activities:
      Depreciation and amortization                                                    4,970                    4,361
      Gain on sale of asset held for sale                                                  -                      (72)
      Loss on disposal of property and equipment                                           -                        3
      Non-cash compensation                                                              188                      192
Changes in assets and liabilities, net of dispositions:
    Restricted cash balances                                                            (267)                    (314)
    Changes in current assets and liabilities, net                                      (653)                  (3,977)
    Changes in other long-term assets and liabilities, net                            (1,290)                  (7,841)
                                                                                     -------                 --------
      Net cash provided by operating activities                                        6,163                    5,573
                                                                                     -------                 --------

Cash flows from investing activities:
Purchase of property and equipment                                                   (11,658)                  (5,385)
Proceeds from capital lease transactions                                               1,840                        -
Proceeds from sale-leaseback transactions                                                  -                    3,031
Net proceeds from net assets held for sale                                                 -                      524
                                                                                     -------                 --------
    Net cash used in investing activities                                             (9,818)                  (1,830)
                                                                                     -------                 --------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                   787                    1,015
Repayment of notes payable and capitalized lease obligations                          (1,445)                  (2,088)
Proceeds from notes payable                                                            5,000                        -
Proceeds from tenant improvement allowances                                            5,468                        -
Proceeds from tenant improvement note payable                                              -                      500
                                                                                     -------                 --------
    Net cash provided by (used in) financing activities                                9,810                     (573)
                                                                                     -------                 --------

Net increase in cash and cash equivalents                                              6,155                    3,170
Cash and cash equivalents, beginning of period                                         1,261                    4,373
                                                                                     -------                 --------
Cash and cash equivalents, end of period                                             $ 7,416                  $ 7,543
                                                                                     =======                 ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                       $ 1,273                  $   953
      Income taxes                                                                       136                      300
Non-cash exercise of common stock options - Note 6                                         -                      347
Tenant improvement allowances not yet received                                           640                        -



            see notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        Nine Months Ended March 31, 2002
                             (Amounts in thousands)
                                   (Unaudited)


                                                                   Additional
                                                       Common       Paid-in      Accumulated
                                           Shares       Stock       Capital        Deficit        Total
                                         ----------- ------------ ------------- --------------- -----------

Balance, July 1, 2001                        12,018        $ 120      $ 80,343       $ (35,847)    $44,616

Common shares issued                             43            1           293               -         294
Non-cash compensation                             -            -            94               -          94
Net income                                        -            -             -             476         476
                                         ----------- ------------ ------------- --------------- -----------
Balance, September 30, 2001                  12,061        $ 121      $ 80,730       $ (35,371)    $45,480
                                         =========== ============ ============= =============== ===========

Common shares issued                             14            -            73               -          73
Non-cash compensation                             -            -            94               -          94
Net income                                        -            -             -             973         973
                                         ----------- ------------ ------------- --------------- -----------
Balance, December 30, 2001                   12,075        $ 121      $ 80,897       $ (34,398)    $46,620
                                         =========== ============ ============= =============== ===========

Common shares issued                             80            1           419               -         420
Net income                                        -            -             -           1,766       1,766
                                         ----------- ------------ ------------- --------------- -----------
Balance, March 31, 2002                      12,155        $ 122      $ 81,316       $ (32,632)    $48,806
                                         =========== ============ ============= =============== ===========






            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      Three Months and Nine Months Ended March 31, 2002 and April 1, 2001
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

1.  Nature of Business and Basis of Presentation

Nature of Business

As of March 31, 2002, Champps Entertainment, Inc. (the "Company," or "Champps") owned and operated 33 full service, casual dining restaurants under the names of "Champps Americana" and "Champps Restaurant." The Company also franchised 13 restaurants under the name "Champps Americana." Champps operates and franchises in 18 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared by the Company without an audit and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position and the results of operations for the interim periods. The statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

2.  Significant Accounting Policies

Earnings Per Share

Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if outstanding options and warrants were exercised resulting in the issuance of common stock. For purposes of the income per share calculations for the nine months ended March 31, 2002 and April 1, 2001, stock options exercisable into approximately 1,588,000 common shares with exercise prices less than the average market price for the period have been included for the diluted computation. The number of dilutive common shares is determined using the treasury stock method prescribed by SFAS No. 128. Accordingly, approximately 834,000 dilutive shares have been included in the diluted income per share computation for the quarter ended March 31, 2002. Approximately 577,000 dilutive shares have been included in the diluted income per share computation for the quarter ended April 1, 2001. Dilutive common shares represent the net issuance of common shares after considering the assumed repurchase of common shares with cash proceeds from the exercise of stock options and warrants. No adjustments were made to net income in computing diluted income per share.

3.  Commitments and Contingencies

Spin-Off Indemnity

Champps, formerly known as Unique Casual Restaurants, Inc., was formed on May 27, 1997 in connection with the Spin-Off (the "Spin-Off") to holders of the common stock of DAKA International, Inc. ("DAKA International"). DAKA International and its wholly-owned subsidiary, Daka, Inc., a Massachusetts corporation ("Daka"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with Compass Interim, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Holdings, Inc., a Delaware corporation, a wholly-owned subsidiary of Compass Group PLC (collectively, "Compass"), pursuant to which Compass agreed to commence a tender offer (the "Offer") for all of the outstanding shares of DAKA International common stock (the "Merger"). The Company agreed to assume certain liabilities in connection with the Spin-Off. In addition, the Company entered into a Post-Closing Covenants Agreement which provided for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing, but unidentified, prior to the Spin-Off transaction date. This indemnification began to expire on December 31, 1999. As of March 31, 2002, all material matters associated with certain contingent obligations related to the Spin-Off of DAKA International have been settled with the exception of two sales tax audits, certain insurance matters and the McCrae case. These obligations are further discussed in the "Tax Contingencies" and "Litigation" paragraphs of this note. The Company has accrued liabilities associated with these obligations which it believes are adequate. While the Company believes the risk of a significant claim for indemnification of Compass is remote since the Spin-Off occurred approximately five years ago, there can be no assurance that a claim for indemnification will not be brought by Compass that could have a material effect on the Company's financial position, results of operations or cash flows.

Fuddruckers Indemnity

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of its former subsidiary, Fuddruckers, Inc., to King Cannon, Inc. pursuant to a Stock Purchase Agreement, dated as of July 31, 1998. The sale price was $43,000 in cash, subject to certain adjustments. As of March 31, 2002, all material matters associated with certain contingent obligations related to the sale of Fuddruckers have been settled with the exception of a sales tax audit and certain insurance matters. The Company has accrued liabilities associated with these obligations which it believes are adequate. All funds previously held in an escrow account for certain contingent liabilities have been released from the escrow account pursuant to the escrow agreement signed at closing.

Restricted Cash

The Company had $1,021 of restricted cash as of March 31, 2002. These funds serve primarily as collateral for insurance claims, a commitment associated with the construction of a new restaurant, commitments associated with public improvements and bonds associated with legal appeals that have not been ruled upon.


Tax Contingencies

The Company and its predecessors, from time to time, have been party to various assessments of taxes, penalties and interest from federal and state agencies. As of March 31, 2002, the Company is in the process of settling several such assessments and is aware of certain other unasserted tax claims. Substantially all of the claims, which are estimated to aggregate approximately $6,500 as of March 31, 2002, relate to state tax assessments and unasserted state tax claims of predecessor businesses, which the Company has previously agreed to assume those obligations. The Company believes that it has meritorious legal and factual defenses to certain of those matters that are the subject of the assessments and believes the recorded tax reserves are sufficient to provide for the ultimate outcome of such claims. However, there can be no assurance that a tax claim brought against the Company could not have a material effect on the financial position, results of operations or cash flows of the Company. Tax reserves were approximately $1,071 as of March 31, 2002. Actual amounts required to settle those claims may exceed management's estimates.

Litigation

The Company retained certain contingent liabilities of DAKA International in connection with the Spin-Off and assumed certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon, Inc. The Company is also a party to various lawsuits arising in the ordinary course of its business. Based upon consultation with legal counsel, the Company believes that the ultimate collective outcome of these matters will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. However, there can be no assurance that the ultimate resolution of a matter currently in litigation or an unasserted matter will not be brought against the Company that could have a material effect on the financial position, results of operations or cash flows of the Company.

In the third quarter of fiscal year 2000, a Washington, D.C. superior court jury awarded a former Daka employee $187 in compensatory damages and $4,800 in punitive damages based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. Daka, a former subsidiary of DAKA International, has now been merged into Compass. However, the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On December 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the appeal. The Company has accrued amounts for both legal expenses associated with the appeal and the damages based upon management's estimates of probability relative to the ultimate outcome. Any additional amounts will be reported in the period that payment becomes probable. Based upon its analysis and the advice of counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

4.  Reserve Disclosure

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are more fully discussed in Note 3, and the Company's annual report on Form 10-K. For the three and nine months ended March 31, 2002, the Company recognized additional liabilities of $22 and $541, respectively, associated with anticipated additional expenses associated with the Spin-Off Indemnity and the Fuddruckers Indemnity discussed in Note 3. For the nine months ended March 31, 2002, $305 was identified as expenses related to predecessor companies on the consolidated statement of operations and $236, less a tax benefit of $83, was identified as a loss from discontinued operations. The following table displays the activity and balances related to the reserves for predecessor obligations during the nine-month period ended March 31, 2002:

Balance at July 1, 2001                     $        2,266

Expense recognition                                    541
Payments                                            (1,049)
                                            --------------

Balance at March 31, 2002                   $        1,758
                                            ==============

The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

5.  Statements of Cash Flows

General and administrative expenses include depreciation expense on corporate assets of $245 and $235 for the nine months ended March 31, 2002 and April 1, 2001, respectively. General and administrative expenses also include amortization expense of $5 and $11 for the nine months ended March 31, 2002 and April 1, 2001, respectively.

6.  Stock Option Plan

During the nine months ended March 31, 2002, the Company granted options to employees and members of the Board of Directors to acquire approximately 274,250 shares of common stock at an exercise price of $7.50 per share. Since the exercise price was in excess of the market price at the time of the grant, the Company has not recorded any compensation expense related to the grants in the accompanying consolidated financial statements.

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


7.  Recent Accounting Pronouncements

On July 1, 2001, the Company adopted the provisions of SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses could be required in the future based on a new methodology for measuring impairments prescribed by these pronouncements. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized. The Company's prospective financial statements may be affected by the results of future periodic tests for impairment. In addition, the amount and timing of non-cash charges related to intangibles acquired in business combinations will change significantly from prior practice. The adoption of these pronouncements did not have a significant impact on the Company's results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2001, factors that may cause such a difference include, among others, the following:

o Changes in general economic, political or public safety conditions, including changes caused by terrorist activities, which affect consumer spending for restaurant dining occasions.
o Competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants.
o The availability and terms of financing for the Company and any changes to that financing.
o The impact of an increase in the minimum wage and its effect on the economy as well as the cost structure of the Champps restaurants.
o The impact of increases in energy costs nationwide, including natural gas and electricity, and the Company's ability to pass along these cost increases to customers.
o The Company's ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice businesses.
o The effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps.
o The Company's ability to anticipate and react to changes in the demand for and cost of food and liquor products.
o The Company's ability to open new restaurants consistent with its expansion plans.
o The Company's ability to resolve its current litigation actions favorably.
o Uncertainty regarding the issuance and renewal of licenses and permits for restaurant development and current operations, required for the sale of alcoholic beverages.

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

                              Results of Operations

Overview

As of March 31, 2002, Champps Entertainment, Inc. owned and operated 33, and franchised 13, upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of over 85 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. In December 1999, the Company relocated its headquarters to Englewood, Colorado, and closed the Company's administrative offices in Danvers, Massachusetts and the Company's operating headquarters located in Wayzata, Minnesota. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company added six restaurants, and in fiscal year 2001 the Company opened four additional restaurants.

During fiscal year 2002, the Company intends to open a total of six Champps Americana restaurants. As of March 31, 2002, the Company had opened five restaurants and had signed a lease agreement for one additional restaurant planned to be open in fiscal year 2002. The locations of the two restaurants that opened in October 2001 are Pentagon City, Virginia and Utica, Michigan, a suburb of Detroit. The locations of the two restaurants that opened in November 2001 are Indianapolis, Indiana and Columbia, Maryland. The location of the restaurant that opened in March 2002 is Durham, North Carolina. The Company also has signed leases for four restaurants to be located in Littleton, Colorado, Cleveland, Ohio, Houston, Texas and Lincolnshire, Illinois. The Littleton restaurant is anticipated to open in May 2002, while the remaining three restaurants are anticipated to open in the first quarter of fiscal 2003.

The Company intends to continue to develop full service restaurants that typically range in size from 7,500 square feet to 9,000 square feet. However, the Company will also continue to build larger restaurants where landlord requirements or increased traffic justify a larger restaurant. Newly developed restaurants will require, on average, a total cash investment of approximately $1.8 million and total invested capital of approximately $2.8 to $3.3 million per restaurant. Preopening expenses are expected to average approximately $400 per restaurant.

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

The Company implemented a price increase at its restaurants in April 2001. The anticipated effect of this price increase on sales is approximately one percent.

The Company's restaurant sales are comprised almost entirely of food and beverage sales. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, taxes and benefits for restaurant employees. Other operating expenses consist primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies. Occupancy costs principally include rent, real estate taxes and insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. General and administrative expenses are composed of expenses associated with all corporate and administrative functions that support existing operations, management and staff salaries, employee benefits, travel, information systems, training and market research. Preopening costs consist of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense, net includes the cost of interest expense on debt and capital leases offset by interest income.

The Company reported net income of $1,766 for the three months ended March 31, 2002, compared with net income of $9,326, for the comparable quarter last year. For the nine months ended March 31, 2002, the Company reported net income of $3,215 compared with net income of $13,221 for the comparable period of last fiscal year.

In the three months and nine months ending April 1, 2001, the Company realized an income tax benefit of $8,073 and $7,893, respectively, in accordance with SFAS No. 109 "Accounting for Income Taxes." The benefit represented the recognition of a portion of the tax benefit available to the Company arising out of the Company's net operating loss carryforward.

Events of September 11, 2001

The September 11, 2001 terrorist attacks on the World Trade Center in New York City and the Pentagon have negatively impacted the United States economy. Like most consumer businesses, the Company's business is affected by general economic, political and public safety conditions that impact consumer confidence and spending. Sales for the Company's restaurants were adversely affected as a result of the September 11th attacks. Although the Company's sales for most of its restaurants have recovered to their pre-September 11th levels, it is not possible to accurately predict sales volumes in light of the current operating environment. Additional unforeseen events could adversely impact all consumer businesses, including the Company. It is not possible at this time to predict the long- term effects of the attacks, or the impacts of actions taken in response to the attacks, on general economic, political and public safety conditions and the Company's operating results.














                  [Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company. All dollar amounts are in thousands.


                                                               Three Months Ended              Nine Months Ended
                                                          --------------------------      --------------------------
                                                          March 31,         April 1,       March 31,        April 1,
                                                            2002              2001           2002             2001
                                                          --------         ---------       ---------        ---------

Restaurant Sales                                          $ 41,066         $ 32,970       $ 116,149         $ 99,789

Sales from Champps restaurants                               100.0%           100.0%          100.0%           100.0%

Product costs                                                (28.3%)          (29.0%)         (28.4%)          (29.0%)
Labor costs                                                  (32.3%)          (31.4%)         (32.3%)          (31.6%)
Other operating costs                                        (14.8%)          (15.3%)         (15.3%)          (15.0%)
Occupancy                                                     (8.8%)           (8.2%)          (8.5%)           (8.1%)
Depreciation and amortization                                 (4.0%)           (4.1%)          (4.1%)           (4.1%)
                                                          --------         ---------       ---------        ---------
   Total restaurant contribution                              11.8%            12.0%           11.4%            12.2%
                                                          ========         =========       =========        =========

Restaurant contribution                                    $ 4,848          $ 3,951        $ 13,283         $ 12,126
Preopening expense                                             486               93           2,202              343
Franchising and royalty income                                 164              134             471              462
                                                          --------         ---------       ---------        ---------
   Restaurant, franchising and royalty contribution          4,526            3,992          11,552           12,245

General and administrative expenses                          2,240            1,791           6,359            5,351
                                                          --------         ---------       ---------        ---------

Income from restaurant and franchising
   operations                                              $ 2,286          $ 2,201         $ 5,193          $ 6,894
                                                          ========         =========      =========        =========

Restaurant operating weeks                                     420              325           1,186              972
Restaurant sales per operating week                             98              101              98              103

Number of restaurants (end of period)
   Company-owned                                                33               25
   Franchised                                                   13               13
                                                          --------         ---------
     Total restaurants                                          46               38
                                                          --------         ---------



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

Thirteen Weeks Ended March 31, 2002 Compared to the Thirteen Weeks Ended April 1, 2001

The Company utilizes a 13/14 week fiscal quarter ending on the Sunday closest to March 31st for financial reporting purposes. In the following discussion, the thirteen-week period ended March 31, 2002 is referred to as the "quarter ended March, 31, 2002." Similarly, the thirteen-week period ended April 1, 2001 is referred to as the "quarter ended April 1, 2001."

Restaurant Sales. Sales in Company-owned restaurants increased $8,096, or 24.6%, to $41,066 for the quarter ended March 31, 2002 compared with $32,970 for the quarter ended April 1, 2001. This increase resulted from the opening of additional restaurants between periods. During the quarter, same-store sales decreased 0.4%. Same-store sales for food decreased 1.0%, while same-store sales for liquor increased 0.9%.

Restaurant Contribution. Restaurant contribution as a percentage of sales decreased 0.2% to 11.8% of sales for the quarter ended March 31, 2002 as compared to the comparable period last year. An improvement in product costs of 0.7% was offset by an increase in labor costs of 0.9%. Restaurant contribution increased $898, or 22.7%, for the quarter as compared to a year ago. The increase resulted from higher sales and a comparable restaurant contribution percentage.

Product Costs. Product costs increased $2,065 to $11,612 in the quarter ended March 31, 2002 from $9,547 for the quarter ended April 1, 2001. Product costs as a percentage of restaurant sales decreased 0.7% to 28.3% in the quarter ended March 31, 2002 from 29.0% for the quarter ended April 1, 2001. This decrease resulted primarily from the price increase implemented in April 2001 together with favorable purchasing contracts with improved pricing and increased management efforts to control product costs. Lower poultry costs positively impacted food cost, while lower wine and beer costs positively impacted liquor cost.

Labor Costs. Labor costs increased $2,879 to $13,249 in the quarter ended March 31, 2002 from $10,370 for the quarter ended April 1, 2001. This increase was due to the opening of new restaurants. Labor costs as a percentage of restaurant sales increased 0.9% to 32.3% in the quarter ended March 31, 2002 from 31.4% for the quarter ended April 1, 2001. This increase was impacted by an increase in bonus expense paid to store level management and an increase in payroll related insurance expenses.

Other Operating Expenses. Other operating expenses increased $1,035 to $6,084 in the quarter ended March 31, 2002 from $5,049 for the quarter ended April 1, 2001. This increase was due to the opening of new restaurants. Other operating expenses as a percentage of restaurant sales decreased 0.5% to 14.8% in the quarter ended March 31, 2002 from 15.3% for the quarter ended April 1, 2001. This decrease primarily resulted from decreases in utility rates during the third quarter as compared to the quarter ending April 1, 2001.

Occupancy. Occupancy costs increased $935 to $3,638 in the quarter ended March 31, 2002 from $2,703 for the quarter ended April 1, 2001. This increase was due primarily to the opening of additional restaurants. Occupancy costs as a percentage of restaurant sales increased 0.6% to 8.8% in the quarter ended March 31, 2002 from 8.2% for the quarter ended April 1, 2001. This increase was the result of increases in real estate taxes and insurance expenses.

Depreciation and Amortization. Depreciation and amortization increased $285 to $1,635 in the quarter ended March 31, 2002 from $1,350 for the quarter ended April 1, 2001. This increase was due to additional assets put in place with the opening of new restaurants. Depreciation and amortization as a percentage of restaurant sales decreased 0.1% to 4.0% for the quarter ended March 31, 2002 from 4.1% for the quarter ended April 1, 2001. This decrease was primarily the result of decreased amortization expense due to the adoption of SFAS No. 142. During the quarter ended April 1, 2001, the Company recognized $48 of amortization expense associated with goodwill.

Preopening Expenses. Preopening expenses increased $393 to $486 in the quarter ended March 31, 2002 from $93 for the quarter ended April 1, 2001. This increase was due to the opening of new restaurants. During the quarter ended March 31, 2002, the Company incurred preopening expenses for the Durham, North Carolina restaurant that recently opened in March 2002 and the restaurant located in Littleton, Colorado scheduled to open in May 2002.

Franchising and Royalty, Net. Restaurant franchising and royalty contribution increased $30 for the quarter ended March 31, 2002 as compared with the comparable period last year. This increase resulted from an increase in sales at the Company's franchised restaurants.

General and Administrative Expenses. General and administrative expenses increased $449 or 25.1%, to $2,240 for the quarter ended March 31, 2002 compared with $1,791 for the quarter ended April 1, 2001. This increase was primarily the result of the hiring of additional field support personnel to assist with the Company's expansion. In addition, information technology costs increased approximately $126 due to a change in hosting data processing services.

Interest Expense, Net. Net interest expense increased $125 to $462 in the quarter ended March 31, 2002 from $337 for the quarter ended April 1, 2001. This increase was due to higher net borrowings.

Provision for Income Taxes. The Company recognized a provision for income taxes of $36 for the quarter ended March 31, 2002 compared to a benefit for income taxes of $8,073 for the quarter ended April 1, 2001. The provision for income taxes records the anticipated expense relative to state income taxes. At present the Company has federal net operating loss carryforwards and is not anticipating the payment of federal income tax during fiscal years 2002 or 2003. At July 1, 2001, the Company had federal net operating loss carryforwards of approximately $34 million. The current provision for federal income taxes has been offset by a corresponding decrease in the valuation allowance against net deferred tax assets. The Company's net deferred tax assets are maintained at a level that management believes will more likely than not be realized through future taxable income. The provision for income taxes decreased during the quarter due to lower taxable income. The Company's effective income tax rate is approximately 4% as the result of the federal net operating loss carryforward.

Expenses Related to Predecessor Companies and Discontinued Operations. During the quarter ended March 31, 2002, the Company recognized $22 of additional liabilities associated with anticipated additional expenses related to the Spin-Off Indemnity discussed in Note 3 to the Unaudited consolidated financial statements. The Company periodically assesses various contingencies relating to certain businesses that were sold or otherwise disposed of prior to 1999.

Thirty-nine Weeks Ended March 31, 2002 Compared to the Thirty-nine Weeks Ended April 1, 2001

The Company utilizes a 13/14 week fiscal quarter ending on the Sunday closest to March 31 for financial reporting purposes. In the following discussion, the thirty-nine week period ended March 31, 2002 is referred to as the "nine months ended March 31, 2002." Similarly, the thirty-nine week period ended April 1, 2001 is referred to as the "nine months ended April 1, 2001."

Restaurant Sales. Sales in Company-owned restaurants increased $16,360, or 16.4%, to $116,149 for the nine months ended March 31, 2002 compared with $99,789 for the nine months ended April 1, 2001. This increase resulted from the opening of additional restaurants between periods, offset by a decrease in same-store sales of 1.2%. During the nine months ended March 31, 2002, same-store sales for food decreased 1.4%, while same-store liquor decreased 0.7%.

Restaurant Contribution. Restaurant contribution as a percentage of sales decreased .8% to 11.4% of sales for the nine months ended March 31, 2002 as compared to the nine months ended April 1, 2001. This decrease in contribution was the result of a decrease in average restaurant sales and the resulting increase in the restaurant's fixed expenses as a percent of the lower revenues. Restaurant contribution increased $1,157, or 9.5%, for the nine months ended March 31, 2002 as compared to a year ago. This increase resulted from the opening of additional restaurants between periods, offset by decreased same-store sales compared to the nine months of a year ago.

Product Costs. Product costs increased $4,019 to $32,963 in the nine months ended March 31, 2002 from $28,944 for the nine months ended April 1, 2001. Product costs as a percentage of restaurant sales decreased 0.6% to 28.4% in the nine months ended March 31, 2002 from 29.0% for the nine months ended April 1, 2001. This decrease resulted primarily from the price increase implemented in April 2001, favorable purchasing contracts with improved pricing and increased management efforts to control product costs.

Labor Costs. Labor costs increased $6,005 to $37,550 in the nine months ended March 31, 2002 from $31,545 for the nine months ended April 1, 2001. This increase was due to the opening of new restaurants. Labor costs as a percentage of restaurant sales increased 0.7% to 32.3% in the nine months ended March 31, 2002 from 31.6% for the nine months ended April 1, 2001. This increase is a result of the restaurants' fixed management labor expense being a higher percentage of lower than expected revenues, increases in bonus expense and increases in payroll related insurance expenses.

Other Operating Expenses. Other operating expenses increased $2,763 to $17,754 in the nine months ended March 31, 2002 from $14,991 for the nine months ended April 1, 2001. This increase was due to the opening of new restaurants and higher expenses for planned repairs and maintenance and the recognition of a credit for overcharges of credit card fees in the nine months ended April 1, 2001. Other operating expenses as a percentage of restaurant sales increased 0.3% to 15.3% in the nine months ended March 31, 2002 from 15.0% for the nine months ended April 1, 2001. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues coupled with higher expenses for repairs and maintenance and credit card fees.

Occupancy. Occupancy costs increased $1,811 to $9,879 in the nine months ended March 31, 2002 from $8,068 for the nine months ended April 1, 2001. This increase was primarily due to the opening of new restaurants. Occupancy costs as a percentage of restaurant sales increased 0.4% to 8.5% in the nine months ended March 31, 2002 from 8.1% for the nine months ended April 1, 2001. This increase is a result of the restaurants' fixed expenses being a higher percentage of lower revenues as well as increases to real estate taxes and insurance expense.

Depreciation and Amortization. Depreciation and amortization increased $605 to $4,720 in the nine months ended March 31, 2002 from $4,115 for the nine months ended April 1, 2001. This increase was due to additional assets put in place with the opening of new restaurants. Depreciation and amortization as a percentage of restaurant sales were 4.1% in the nine months ended March 31, 2002 and 4.1% for the nine months ended April 1, 2001. Expenses were lower for the nine months ended March 31, 2002 due to the adoption of SFAS No. 142 and the related decrease in amortization of goodwill. During the nine months ended April 1, 2001, the Company recognized $144 of amortization expense associated with goodwill.

Preopening Expenses. Preopening expenses increased $1,859 to $2,202 in the nine months ended March 31, 2002 from $343 for the nine months ended April 1, 2001. This increase was due to the opening of new restaurants. During the nine months ended March 31, 2002, the Company incurred preopening expenses for the King of Prussia, Pennsylvania and Houston, Texas restaurants. These restaurants both opened in the last week of June 2001. The Company also incurred preopening expenses for the Pentagon City, Virginia and Utica, Michigan restaurants that opened in October 2001 and the Indianapolis, Indiana and the Columbia, Maryland restaurants which opened in November 2001 as well as the Durham, North Carolina store that opened in March 2002 and the Littleton, Colorado store scheduled to open in May 2002. During the nine months ended April 1, 2001, the Company incurred preopening expenses primarily for the Las Colinas, Texas store and the stores that opened in the fourth quarter of fiscal year 2001.

Franchising and Royalty, Net. Restaurant franchising and royalty contribution increased $9, or 1.9%, to $471 for the nine months ended March 31, 2002 from $462 for the nine months ended April 1, 2001. This increase resulted from an increase in sales at the Company's franchised restaurants.

General and Administrative Expenses. General and administrative expenses increased $1,008, or 18.8%, to $6,359 for the nine months ended March 31, 2002 compared with $5,351 for the nine months ended April 1, 2001. This increase was primarily the result of the hiring of field support personnel to assist with the Company's expansion. Approximately $527 of additional expenses were incurred relative to the hiring of two regional Directors of Operations, two recruiters, one field trainer and one information technology manager. General and administrative expenses were also impacted by additional legal expenses of approximately $68, donations directly associated with the "September 11th" incident of approximately $47, an increase of telephone expenses of $75 and an increase in data processing expenses of $266 related to more restaurants and higher costs for hosting data processing services. General and administrative expenses were further impacted by the recording of non-cash compensation associated with Mr. Baumhauer's December 2000 option extension. For the nine months ended March 31, 2002, $188 of non-cash compensation was recorded. General and administrative expenses were positively impacted by $180 resulting from the reversal of a bad debt from a franchisee.

Interest Expense, Net. Net interest expense increased $436 to $1,391 in the nine months ended March 31, 2002 from $955 for the nine months ended April 1, 2001. This increase resulted primarily from higher net borrowings.

Provision for Income Taxes. The Company recognized a provision for income taxes of $129 for the nine months ended March 31, 2002 compared to a benefit for income taxes of $7,893 for the nine months ended April 1, 2001. The provision for income taxes records the anticipated expense relative to state income tax filings. At present the Company has a federal net operating loss carryforward and is not anticipating the payment of federal income tax until approximately its fiscal year 2005 or 2006. At July 1, 2001, the Company had a federal net operating loss carryforward of approximately $34 million and a deferred tax asset of approximately $8 million. The provision for income taxes decreased during the nine months ended March 31, 2002 due to lower taxable income. The Company's effective income tax rate is approximately 4% as the result of the federal net operating loss carryforwards.

                        Financial Condition and Liquidity

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2001 and through the first nine months of fiscal year 2002 was generally provided through available cash balances, proceeds from sale-leaseback facilities, equipment financing and tenant improvement allowances. Capital expenditures were $11,658 and $5,385 for the nine months ended March 31, 2002 and April 1, 2001, respectively.

As of March 31, 2002, the Company's unrestricted cash balance was $7,416 and the restricted cash balance was $1,021. The restricted cash balance primarily serves as collateral for insurance claims, bonds for legal matters under appeal and commitments associated with real estate. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2002. Capital expenditures for the balance of fiscal year 2002 are anticipated to be approximately $4,800, which will be incurred primarily for the construction of new restaurants and for upgrades to existing restaurants.

For the nine months ended March 31, 2002, the Company had generated cash flow from operating activities of $6,163. During the same period, the Company provided net cash from financing activities of $9,810. This amount primarily consists of $5,468 received for tenant improvement allowances, proceeds from debt of $5,000 and the issuance of $787 of common stock partially offset by the repayment of debt of $1,445. The Company used $9,818 in investing activities for the same period. This amount consists of $11,658 for the purchase of property and equipment partially offset by $1,840 received for capital lease transactions. During the quarter, capital expenditures were made to fund the construction of the five restaurants opened during fiscal year 2002. In addition, the Company spent approximately $1,537 for upgrades to existing restaurants and $474 in capital expenditures associated with the replacement of the Company's management information hosting and data processing systems and other corporate capital assets.

The Company anticipates that funding for its expansion and other capital expenditures will be provided from cash flows from operations, sale-leaseback facilities, tenant improvement allowances, equipment leases and debt.

For the nine months ended March 31, 2002, the Company received tenant improvement allowances of approximately $5,468. The Company is anticipating the receipt of tenant improvement allowances for leases that have already been executed of approximately $974 for the remainder of fiscal year 2002 and $667 to be received in fiscal year 2003 on construction projects completed in fiscal year 2002.

The Company currently has a commitment for a three store sale-leaseback facility with AEI Fund Management, Inc. The commitment is for a 24-month period and expires in October 2003. The commitment is subject to various pre-closing conditions.

As of March 31, 2002, the Company had fully drawn upon a commitment for a $5.0 million loan collateralized by certain assets of the Company.

The Company has a deferred tax asset of $8,153. In addition, the Company has a net operating loss carryforward of approximately $34 million. As a result, the Company is not anticipating paying federal income tax for approximately three to five years.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2001 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal settlements. The Company currently has a liability of $1,758 recorded for these predecessor obligations. These expenditures are estimated to range between $400 and $600 during the balance of fiscal year 2002. The Company anticipates the remaining balance will be paid in fiscal 2003. During the nine months ended March 31, 2002, the Company expended approximately $1,049 for these liabilities.

Inflation and changing prices have had no measurable impact on sales and revenue or income from continuing operations during the last three fiscal years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to interest rate risk primarily as a result of the following factors: its significant investment in cash and cash equivalents, the use of fixed and variable rate debt to fund its acquisitions of property and equipment, and the implicit investment rate in its sale-leaseback arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first nine months of fiscal year 2002. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.



                  [Remainder of page left intentionally blank]

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See "Note 3. Commitments and Contingencies -Litigation" in Notes to Unaudited Consolidated Financial Statements.

Item 2.  Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

                                  CHAMPPS ENTERTAINMENT, INC.
                                  (Registrant)

                                  By:  /s/ William H. Baumhauer
                                  William H. Baumhauer
                                  Chairman of the Board, President and
                                  Chief Executive Officer

                                  By:  /s/ Frederick J. Dreibholz
                                  Frederick J. Dreibholz
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and
                                  Accounting Officer)
May 7, 2002