Form 10-K
period 2002-06-30
CHAMPPS ENTERTAINMENT INC/ MA
filed 2002-09-30
CIK 1040328

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Check One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For The Fiscal Year Ended June 30, 2002

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

          Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on September 23, 2002 was $72,147,953 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at September 23, 2002: 12,314,482

                       DOCUMENTS INCORPORATED BY REFERENCE

The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about December 4, 2002 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K

                                               PART III

     10          Directors and Executive                Election of Directors and Directors of
                 Officers of the Registrant             Committees in the Company's Proxy
                                                        Statement relating to its Annual
                                                        Meeting of Stockholders to be held on
                                                        or about December 4, 2002.

     11          Executive Compensation                 Compensation in the Company's
                                                        Proxy Statement relating to its Annual
                                                        Meeting of Stockholders to be held on
                                                        or about December 4, 2002.

     12          Security Ownership of Certain          Principal Stockholders in the Company's
                 Beneficial Owners and                  Proxy Statement relating to its Annual
                 Management                             Meeting of Stockholders to be held on
                                                        or about December 4, 2002.

     13          Certain Relationships and
                 Related Transactions

Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to: Stockholder Relations, Champps Entertainment, Inc., 5619 DTC Parkway, Suite 1000, Englewood, Colorado 80111. After October 6, 2002, we are moving and our new mailing address is:
10375 Park Meadows Drive, Suite 560, Littleton, Colorado, 80124.

                                 FORM 10-K INDEX

                                     PART I

Item 1   Business                                                              2

Item 2   Properties                                                           18

Item 3   Legal Proceedings                                                    18

Item 4   Submission of Matters to a Vote of Security Holders                  19

                                     PART II

Item 5   Market for the Registrant's Common Stock and Related
         Stockholder Matters                                                  19

Item 6   Selected Financial Data                                              20

Item 7   Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                   21

Item 7a  Quantitative and Qualitative Disclosure About Market Risk            33

Item 8   Financial Statements and Supplementary Data                          33

Item 9   Changes in and Disagreements with Accountants on
         Accounting Financial Disclosure                                      33

                                    PART III

Item 10  Directors and Executive Officers of the Registrant                   34

Item 11  Executive Compensation                                               36

Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                           36

Item 13  Certain Relationships and Related Transactions                       36

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                             36

                           FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate" and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

(1)      the highly competitive nature of the restaurant industry;

(2)      our ability to achieve and manage our planned expansion;

(3)      our ability to raise capital in the future;

(4)      changes in the availability and costs of food;

(5) potential fluctuation in our quarterly operating results due to seasonality and other factors;

(6)      the continued service of key management personnel;

(7)      consumer perceptions of food safety;

(8)      changes in consumer preferences or consumer discretionary spending;

(9)      our ability to attract, motivate and retain qualified associates;

(10)     labor shortages or increased labor charges;

(11) our ability to protect our name and logo and other proprietary information;

(12)     the impact of litigation; and

(13) the impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages.


These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under "Item 1. Business - Risk Factors." The forward-looking events we discuss in this Annual Report on Form 10-K might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to "the Company," "Champps," "we," "us" and "our" refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000 are referred to as fiscal 2002, 2001 and 2000, respectively. Fiscal 2000 contained 53 weeks while fiscal 2002 and fiscal 2001 each contained 52 weeks.

                                     PART I
Item 1.           Business.

Overview

Champps offers an energetic, upscale casual dining experience with uncompromising service and an extensive menu of freshly prepared items, set in a comfortable atmosphere that promotes social interaction among our guests. As of September 23, 2002, we owned and operated 36 restaurants in 15 states and had 12 restaurants operating under franchise or license agreements in five states. Our menu is comprised of approximately 85 items, primarily made from scratch on the premises. We typically include a selection of 15 appetizers, eight main plate salads, 18 high-end sandwiches, eight specialty burgers and 25 entree selections, along with an additional five to eight regularly changing specials. Our menu selection includes not only traditional American favorites such as Champp's Meatloaf and Grilled Salmon, but also a variety of ethnic cuisine such as our Mongolian Egg Rolls and Chicken Bruschetta Salad. This diversity is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, mid-afternoon, dinner and late night. We believe that our enticing offerings and generous portions, combined with an average check per dining room guest of approximately $13.40 in fiscal 2002, excluding alcoholic beverages, offer our guests exceptional value.

Our restaurants are designed to create an engaging and socially interactive dining experience. Through the use of multiple levels and other design elements such as Italian tile, slate style floors and extensive wood accents, we are able to create a variety of dining atmospheres to satisfy a wide range of diners including families with children, business professionals, couples and singles, as well as sports fans of all ages. Our restaurants range from approximately 7,500 to nearly 12,100 square feet and seat 207 to 360 guests. We position multiple video walls and large televisions strategically throughout each restaurant to create an energetic and participatory dining experience. Our bar area, which is located away from the main dining area, creates a focal gathering point for our guests to socialize. We offer music, television broadcasts and special promotional events to increase guest traffic and promote repeat visits. During fiscal 2002, the average unit sales of our restaurant opened for the entire 12 months was approximately $5.1 million, which is among the highest in the casual dining industry.

We locate our restaurants in areas that have a combination of commercial office space, residential housing and high traffic areas such as shopping malls or multi-screen movie theaters to attract guests in all of our day-parts. Our restaurants principally rely on frequent visits and loyalty from our guests who work, reside or shop nearby, rather than tourist traffic. Typically, our restaurants are located within large metropolitan areas that draw fan interest in professional and collegiate sport teams to allow us to promote the broadcasting of these sporting events in our restaurants.

We opened six restaurants in fiscal 2002. We expect to open eight to ten restaurants in fiscal 2003 and ten to 12 restaurants in fiscal 2004 by expanding our presence in existing markets and selectively entering new markets. We have increased our number of company-owned restaurants from 18 in fiscal 1999 to 34 restaurants in fiscal 2002, representing a compounded annual growth rate of 23.6%. We believe that the flexibility of our day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and excellent service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

Business strategy

Our objectives are to build our brand awareness and guest loyalty and provide our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts. To achieve our objectives, we have developed the following strategies:

Offer a comprehensive menu featuring enticing foods and beverages. We offer an extensive and varied menu in each of our four day-parts. Our menu is designed to suit a wide variety of dining occasions that broadens our consumer appeal and keeps the menu fresh for our frequent diners. In contrast to many competing restaurant operations, substantially all of our menu items are prepared on the premises from scratch using high quality, fresh ingredients and proprietary recipes. Champps is recognized by our guests for providing exceptional value by offering generous food portions at moderate prices. Our sophisticated, full service bar offers approximately 23 selections of wine, 20 domestic and imported bottled and draft beers, as well as premium liquor and specialty drinks. For fiscal 2002, sales of alcoholic beverages represented approximately 32.2% of our total food and beverage sales.

Provide service that "WOWs" our guests. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our associates to exceed each guest's dining expectations. We position associates to greet guests when they enter and train our managers to visit each table. We also encourage our bartenders to introduce themselves to each patron at the bar, and our servers typically are responsible for no more than three tables at a time. Our entire staff is dedicated to executing our standard of delivering orders within 12 minutes of being placed. We encourage a strong, team-oriented atmosphere among our associates that we believe creates uncompromising guest service and a sense of pride in the Champps brand.

Create a fun, high energy, social dining and entertainment experience. Our distinct dining experience features extensive entertainment and socially interactive activities designed to encourage guest frequency and attract guests outside of normal peak dining hours. For example, we increase guest traffic in our late night day-part by encouraging guest participation in a variety of promotional events we offer, such as the "Big Bike Give-Away" and Karaoke. Our special design elements, multiple dining levels and sizable bar area allow us to comfortably serve guests seeking different dining experiences and further promote frequent visits. Our two to three video walls and ten to 12 televisions located throughout our restaurants, as well as our state-of-the-art audio systems, enable us to provide an exciting and socially interactive environment to view major sporting events. Our open display kitchens afford our guests the opportunity to observe our kitchen staff in action.

Capitalize on our proven multiple day-part model. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. and serve lunch, mid-afternoon, happy hour, dinner and late night periods. For fiscal 2002, we generated 38.1% of our sales during lunch and mid-afternoon, 47.7% during happy hour and dinner and 14.2% during late night, demonstrating the versatility of our concept and our ability to serve guests for a variety of occasions such as professional lunches and everyday dining, as well as social and special occasions. We adjust our ambiance throughout the day by changing the music and choice of programming for each day-part. According to a market research study of over 1,100 of our guests completed in October 2001, on average our guests visit Champps 2.7 times per month while 10.0% of our guests visit our restaurants on an average of 11 times per month. By operating in multiple day-parts, we are able to maximize revenue and leverage both development and operating costs. We believe the versatility of our operating strategy has allowed us to build strong guest loyalty with a high percentage of repeat business.

Deliver strong unit economics. We believe our company-owned restaurants provide strong unit level economics. Our company-owned restaurants open throughout fiscal 2002 generated average restaurant sales of approximately $5.1 million and restaurant level operating cash flows of approximately $0.8 million, or 15.7% of average annual restaurant sales. The average cash investment cost for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.8 million, excluding pre-opening expense, which averaged approximately $0.4 million per restaurant.

Build awareness of the Champps brand. We believe that the Champps name has achieved substantial brand equity among our guests and has become well known within our markets for our high quality, innovative menu items, generous portions, uncompromising service and a fun, engaging dining experience. We have recently implemented a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. In addition, we believe the most effective way to build brand awareness is to consistently deliver a dining experience that exceeds our guests' expectations.

Growth strategy

We adhere to a disciplined growth strategy and believe that there are significant opportunities to expand our concept in existing and new markets throughout the United States. The future development of Champps restaurants will be accomplished primarily through the development of company-owned restaurants in existing markets. In addition, we plan to open approximately 30.0% of our new restaurants in new markets. Opening multiple units in existing markets enables us to leverage costs and gain efficiencies associated with regional supervision, marketing, purchasing and hiring. We believe this approach reduces the risks involved with opening new restaurants in markets where we better understand the existing competitive conditions, consumer tastes, demographics and discretionary spending patterns. In addition, our ability to hire qualified employees is enhanced in markets in which we are well known and we are able to utilize existing associates in new restaurants and capitalize on our brand awareness. Our current expansion plans do not include adding new franchisees. In the future, we may seek to acquire some or all of our 12 franchised restaurants from our franchisees, which may require additional capital.

During fiscal 2000, we opened four new company-owned restaurants and acquired two restaurants from a franchisee. In fiscal 2001 and fiscal 2002, we opened four and six new restaurants, respectively. We plan to open eight to ten restaurants in fiscal 2003 and ten to 12 restaurants in fiscal 2004. As of September 23, 2002, we have opened two restaurants, begun construction on three restaurants, and have signed six leases for new restaurants. In addition, we have identified multiple sites that meet our growth objectives for the remainder of fiscal 2003 and 2004.

We believe that our site selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. Our chief executive officer, chief operating officer and the respective regional director of operations must approve each restaurant site. Our site selection criteria focuses on locating in larger metropolitan areas with average household income of at least $75,000 and population density in excess of 75,000 within a three mile radius. In addition, site visibility, traffic patterns, accessibility, adequate parking, competitive restaurants, employee availability, proximity to entertainment activities, as well as areas near a combination of commercial office space, residential housing and high traffic areas, influence our site selection criteria.

Unit level economics and day-part allocation

Our current restaurants range in size from approximately 7,500 to nearly 12,100 square feet and have approximately 207 to 360 indoor seats and approximately 42 additional patio seats on average. We lease 33 of our restaurants and own one. During fiscal 2002, our base of restaurants opened for the entire 12-month period, generated average sales of approximately $5.1 million and restaurant level operating cash flows of approximately $0.8 million, or 15.7% of restaurant sales. Based on the Company's average net cash investment to build a restaurant of approximately $1.8 million, our restaurants opened for the entire 12-month period generated a cash-on-cash return of over 44%.

Our prototype restaurant is 9,000 square feet and has seating for approximately 320 guests. We have also recently constructed restaurants of 7,500 square feet that seet approximately 250 guests. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive and whether we assume responsibility for the construction of the building. The average cash investment cost for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.8 million, net of tenant improvement allowance and excluding pre-opening expense of $0.4 million.

Our success in four distinct day-parts demonstrates the strength of our concept. The following table depicts the amount and percentage of contribution to each day-part of overall company-owned restaurant sales during fiscal 2002. During this period, our food and alcoholic beverage sales as a ratio of total food and beverage sales was 67.8% and 32.2%, respectively. Our dinner day-part includes our happy hour, which we refer to as sales of alcoholic beverages that occur between 5:00 p.m. and 7:00 p.m. Our bar area produces approximately 22.5% of our total restaurant sales, 59.8% of which are generated from 2:00 p.m. to 9:00 p.m., which signifies our strong after work and happy hour business. Champps merchandise and other sales represented less than 0.4% of overall sales and are not included below.

                         Sales - Fiscal 2002 (in 000's)

                                                              Alcoholic
                                 Food Sales                 Beverage Sales               Total Sales
                           ------------------------- ---------------------------- ----------------------------
                             Sales        Percentage      Sales        Percentage     Sales        Percentage
                           --------        ---------     -------       ----------    -------       ----------
Lunch.................     $ 35,925         33.7%        $ 3,824          7.6%      $ 39,749          25.3%
    Open to 2:00 p.m.
Afternoon.............       13,658         12.8%          6,504         12.8%        20,162          12.8%
    2:00 to 5:00 p.m.
Dinner................       47,559         44.6%         27,539         54.3%        75,098          47.7%
    5:00 to 9:00 p.m.
Late Night............        9,464          8.9%         12,832         25.3%        22,296          14.2%
    9:00 p.m. to close
                           --------        ------        -------       -------      --------         ------

Total All Day.........     $106,606        100.0%        $50,699        100.0%      $157,305         100.0%
                           ========        ======        =======       =======      ========         ======

Restaurant design and ambiance

Our restaurants have an ambiance enhanced by a layout that encourages social interaction and promotes a high-energy environment. The majority of our restaurants have multiple levels that enable us to channel guests towards a specific location depending upon their dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. Our large "L" shaped bar area, located on the first level, is designed with numerous angles and bends to provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create different dining environments. As technology has progressed, we have begun using plasma televisions more frequently to incorporate the latest technologies and keep our restaurants up to date.

Our restaurant interiors utilize a combination of dark cherry stained wood and brick throughout the dining area, Italian ceramic tile in the kitchen and bathrooms, slate style tile in the bar area and noise reducing carpet in the dining room. Our bars are stainless steel and we use accented black granite or wood trim at our specially designed hostess stands to enhance our contemporary feel. The majority of our restaurants include an indoor patio area with a large fireplace and several have outdoor patios, all of which provide our guests with multiple settings to choose from. Our display kitchens are presented behind a floor-to-ceiling glass wall to provide a focal point for the dining room. We use a variety of directional lighting and chandeliers to create a warm environment in our dining room and bar area.

The exterior of our restaurants typically employ brick, stone and stucco to create a highly visible restaurant that features a well-lit, large Champps sign and logo. We extensively landscape our restaurants and where appropriate, vary the exterior design to coordinate with the surrounding area. Lighted trees, directional lighting on our buildings and large entries further increase our visual appeal.

Menu

We offer our guests a comprehensive selection of approximately 85 items, primarily made on the premises from scratch, which typically includes a selection of 15 appetizers, eight main plate salads, 18 high-end sandwiches, eight specialty burgers and 25 entree selections. Our menu selection includes not only traditional American favorites such as Champp's Meatloaf and Grilled Salmon, but also a variety of ethnic cuisine such as Mongolian Egg Rolls and Chicken Bruschetta Salad. For example one of our most popular entrees is the Sicilian Parmesan Crusted Chicken that is created with three large chicken breasts crusted with an Italian herb mix and shredded parmesan cheese before pan frying in olive oil and accompanied by tender angel hair noodles, our freshly prepared traditional marinara sauce and fresh garlic buttered toasted crostini. We continuously experiment with food and beverage items to develop proprietary recipes with high flavor profiles to ensure that our menu is imaginative and exciting to our guests. We also feature five to eight specials that change regularly, allowing us to continually refine our menu offerings and keep our selections fresh for our frequent users. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Our fresh sauces, salad dressings, batters and mixes are prepared daily in our restaurants using high-quality ingredients and fresh produce. Our executive chef, Andre Halston, is responsible for menu engineering. Chef Halston was recently elected president of the International Corporate Chefs Association and has received numerous awards for his recipes. Since joining us in August 2000, Chef Halston has won the following awards:

o Menu strategist of the year in the casual dining segment by Restaurant Business Magazine, 2002;
o Best new appetizer runner up for his Mongolian Egg Rolls by Nations' Restaurant News, 2002;
o Best new menu item for his Shanghai Steamers by Nations' Restaurant News, 2001; and
o National taste of elegance for his Bourbon Glazed Pork Chops by the Pork Producers Council, 2000.

The food items on our menu range from $3.95 to $8.95 for appetizers, $5.95 to $11.95 for burgers and sandwiches, and $6.50 to $19.95 for dinner salads and entrees. For fiscal 2002, our average guest check in our dining room was approximately $13.40, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 23 selections of wine, most of which are available by the glass, 20 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 32.2% of total food and beverage sales during fiscal 2002.

Food preparation and quality control

We believe our food quality and control standards are among the highest in the industry. Our systems are designed to provide freshly prepared items based on the specifications set by our corporate executive chef and overseen by an assistant general manager and up to three management assistants. We invest substantial time in training and testing of our kitchen associates to adhere to our strict standards and preparation guidelines to maintain our quality control. The design of our facilities enables us to ensure food is maintained in accordance with the requirements of the Food and Drug Administration. We audit our sanitary conditions at each restaurant and train all of our management associates regarding safe handling practices of all perishable food products.

Guest loyalty

We believe our restaurants generate higher than average repeat visits due to our four day-part offerings of lunch, mid-afternoon, dinner and late night, as well as the increased guest traffic generated from the broadcasting of major sporting events. Based upon a market research study of over 1,100 of our guests completed in October 2001, we determined that on average our guests visit Champps 2.7 times per month as compared to 1.9 visits per month for the casual dining industry, while 10.0% of our guests visit our restaurants on average 11 times per month. The social interaction that is created within our restaurants also provides our guests with a comfortable setting to meet family, friends and co-workers. We rely on frequent visits and loyalty from our guests to generate the high volume of sales in our restaurants.

Marketing and advertising

Historically, we have relied primarily on guest referrals rather than marketing initiatives to promote our brand. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to drive guest frequency and sales. We are implementing a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. During fiscal 2002 and fiscal 2001, our expenditures for advertising and promotions were less than 1.5% of total restaurant sales.

Our associates are integral to the success of our in-store marketing strategy. Our hosts introduce our specials to our guests upon seating, and at the end of each dining experience, our wait staff informs guests of upcoming special or promotional events. We communicate special events to our guests with poster stanchions or special displays. Finally, when exiting our restaurants, the greeters thank each guest for coming to Champps and invite them to come back soon.

On occasion, we engage in paid advertising for individual restaurant locations, including newspaper and radio advertisements, on occasion, and are testing cable television advertising. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings.

Operations

Restaurant management. At September 23, 2002, we had seven regional directors who each typically oversee approximately five to seven restaurants, and we had hired one additional regional director to accommodate future restaurant expansion. These regional directors supervise the general managers at each restaurant. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are often promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels for revenue, profit and guest service.

Restaurant associates and service. We believe that our uncompromising service is one of our differentiating factors. Our service is based on a team concept to ensure that guests are made to feel that any associate can help them and that they are never left unattended. To maintain these high standards, we seek to hire and train personnel who believe in our philosophy and are passionate about guest service. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our associates. All associates meet with their managers at two daily pre-shift motivational and informational meetings in which service standards, restaurant promotions, specials and quality control are reviewed. We frequently reward individual and restaurant achievement through several recognition programs intended to build and maintain associate morale. For example, our "Pin Program" rewards and recognizes the efforts of associates with pins that are worn proudly on uniforms to publicly acknowledge their commitment to guest service.

Training. The restaurant management team is provided with an intensive eight-week training program to ensure they have appropriate knowledge to excel in their position. All members of management are required to receive kitchen training to understand the importance of the food preparation process and how the quality of our menu is a significant driver of repeat guest visits. In addition, all field management associates with a minimum of six months experience with Champps complete a one-week training program entitled "Champps Management Leadership Conference." This program combines hands-on training and demonstrations with classroom instruction from each of the various corporate departments in order to educate them on Company policies, train them to be more effective managers and prepare them for potential general manager positions. We also host an annual general managers conference focusing on strategic issues in addition to conducting other training classes and serving as a platform to recognize the general managers who exceeded our expectations.

We provide all new associates with complete orientation and training for their positions to ensure they are able to meet our high standards. For servers, we require a minimum of seven days training on how to serve our food, the composition and preparation techniques for the entire menu, direction on how to treat our guests and promote our business. Our food preparation staff undergo an intensive five day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new associate's progress at pre-determined stages within the training schedule.

When we open a new restaurant, we provide an extensive and varied level of training to associates in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. This training helps to provide our guests with a quality dining experience from day one. Our training programs enable us to promote existing associates and managers as new restaurants open. We believe that we can support our expansion strategy as a result of having a large manager base in existing restaurants that can be promoted or transferred to new restaurants, combined with our thorough training programs and hiring of outside personnel.

Restaurant franchise and licensing agreements

As of September 23, 2002, we had 12 franchised restaurants that began operations between 1991 and 2000. The franchise in Duluth, MN was closed in July 2002. For fiscal 2002, the Duluth franchise recorded sales of approximately $1.0 million and we recorded net franchise royalty income of approximately $18,000. Seven of our current franchised restaurants are located in the Minneapolis, MN area. We also have franchised restaurants in Charlotte, NC, Sioux City, SD, Omaha, NE, and two in Milwaukee, WI. Three franchisees own eight of the 12 franchised restaurants.

Our revenue from current franchisee agreements represented approximately 0.4% of our revenue in fiscal 2002. The franchisee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Currently, we are not actively seeking additional franchisees. Our existing franchisees do not have the right to open additional restaurants, although we may permit our existing franchisees to open additional restaurants from time-to-time on a limited basis. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

Accounting and management information systems

We use an automated data processing system and standardized reporting procedures to provide each of our company-owned restaurants with centralized financial and management controls. During February 2002, we changed our data processing and hosting services provider to allow for additional scale and improve processing capabilities. The transition occurred without incident and will enable us to support our long-term growth objectives. Our management information system tracks each restaurant's weekly sales reports, vendor invoices, payroll information and other operating information which is transmitted into our centralized accounting and management information systems at our corporate headquarters. By having a system where data can be input remotely and controlled centrally, the overhead functions are streamlined and administrative expenses are reduced.

While we continue to monitor our computer hardware and financial software for potential upgrades, we believe our existing management information systems are sufficient to support our long-term expansion plans.

Purchasing

We endeavor to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. We rely on SYSCO Corporation, a national food distributor, as the primary supplier of our food. In November 2000, we entered into a five-year distribution agreement with SYSCO. By utilizing a distribution company with a national presence, we are able to ensure consistent application of menu specifications throughout the country at a pre-negotiated price. We also periodically enter into selective short-term agreements for the products we use most extensively. This helps us to consistently maintain our product costs. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant's management determines the quantities of food and supplies required. Our centralized purchasing staff, under the direction of our chief operating officer, specifies the products to be used at our restaurants, designates the vendors and provides suppliers with detailed ingredient specifications.

Competition

The restaurant industry is highly competitive. We compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Changes in consumer preferences, economic conditions, environmental conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business as could the availability of experienced management and hourly associates. We believe that the flexibility of our multiple day-part model, the diversity and quality of our freshly prepared menu items and our unique entertainment and excellent service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

Employees

As of September 23, 2002, we had approximately 4,600 employees on the Champps team, approximately 341 of which were restaurant management and field support personnel and 36 who worked at corporate headquarters. We do not have any collective bargaining agreements. We consider our employee relations to be good.

History

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, chief executive officer and president of DAKA International, Inc., a large publicly-traded food service management and restaurant company, led DAKA's purchase of Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA spun off its restaurant business, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Service, to DAKA's shareholders as a new company called Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc.

Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer set in motion a series of strategic initiatives that included hiring a new management team, consolidating our headquarters, improving our operational and financial reporting procedures, standardizing the purchasing process and establishing new employee training and retention practices. As a result, our restaurant level operating profit margin increased 50.0% during this period, from 7.6% in 1999 to 11.4% in fiscal 2002. In addition, our earnings before interest, taxes, depreciation and amortization increased from a negative $8.8 million in fiscal 1999 to a positive $13.9 million in fiscal 2002 and our income from continuing operations increased from a negative $14.1 million in fiscal 1999 to a positive $5.5 million in fiscal 2002. We have also implemented a disciplined expansion strategy and have added 16 restaurants since Mr. Baumhauer's return.

Operating Locations

We lease all but one of our restaurants. The leases for our restaurants expire at varying times commencing in 2004. We have recently executed an option to extend this lease to 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years. Currently, our leases, with option periods, expire between 2014 to 2037.








                  [Remainder of page left intentionally blank]

The following table sets forth data regarding our 34 company-owned restaurants at June 30, 2002.

Company-owned restaurants

      State                   City                Approx. Conditioned                Approximate
                                                     Square Footage                 Total Seating
----------------------  ---------------------   -------------------------  --------------------------------
CALIFORNIA              Irvine                            9,809                          245

COLORADO                Denver                            9,810                          274
                        Littleton                         9,163                          300

FLORIDA                 Ft. Lauderdale                    8,517
                                                                                         257
GEORGIA                 Alpharetta                       10,182                          288

ILLINOIS                Schaumburg                       10,967                          310
                        Lombard                          10,480                          302
                        Skokie                            9,846                          328

INDIANA                 Indianapolis                     10,270                          286
                        Indianapolis                      9,500                          273

MARYLAND                Columbia                          8,590                          291

MICHIGAN                Livonia                          10,059                          285
                        Troy                             10,059                          275
                        West Bloomfield                   7,498                          248
                        Utica                             7,565                          261

MINNESOTA               Minnetonka                       12,085                          360
                        Richfield                         7,890                          241
                        Eden Prairie                      9,040                          299

NORTH CAROLINA          Durham                            9,596                          288

NEW JERSEY              Edison                            7,619                          244
                        Marlton                          10,150                          287

OHIO                    Lyndhurst                         8,170                          282
                        Columbus                          8,170                          291
                        Columbus                          8,930                          291
                        Columbus                         10,128                          317
                        Dayton                            9,368                          314

PENNSYLVANIA            King of Prussia                   9,160                          334

TEXAS                   Addison                           9,900                          318
                        San Antonio                       8,878                          207
                        Las Colinas                      10,182                          316
                        Houston                          11,384                          331
                        Houston                           9,160                          325

VIRGINIA                Reston                           11,469                          327
                        Pentagon City                     9,487                          293

Restaurants to open

As of September 23, 2002, we had opened additional restaurants during fiscal 2003 in Lincolnshire, IL and Houston, TX. We had begun construction on restaurantes located in Cleveland, OH, Raleigh, NC and Phoenix, AZ. We also had signed leases to open restaurants in Colorado Springs, CO, Tampa, FL, Cleveland, OH, Fairfax, VA, Richmond, VA and Baltimore, MD.

Franchised restaurants

As of September 23, 2002, we had 12 franchised restaurants, seven of which are located in the Minneapolis, MN area, two in Milwaukee, WI, and one in each of Charlotte, NC, Sioux City, SD and Omaha, NE. A franchise located in Duluth, MN was closed in July 2002.

Trademarks

Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: "Champ's," "Champps," and "Champps Americana."

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the "Champ's" and "Champps" service marks, trademarks and trade names, we agreed to pay the seller an annual fee. Currently, the maximum fee is equal to the lesser of $306,593 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants excluding two of our oldest restaurants. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%. In fiscal 2002, we paid $0.3 million under this agreement.

Government regulation

Our business is subject to various federal, state and local laws, including health, sanitation and safety standards, federal and state labor laws, zoning restrictions and state and local licensing. We are also subject to federal and state laws regulating franchise operations and sales, which impose registration and disclosure requirements on franchisors in the offer and sale of franchises or impose substantive standards on the relationship between franchisor and franchisee.

Our restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location would adversely affect ours, or a franchisee's, operation in that location.

In addition, our restaurants are subject to "dram shop" statutes in certain states, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage in the amount of $1.0 million per occurrence subject to an aggregate annual policy limit of $5.0 million, with a $0.25 million deductible per occurrence.

Risk Factors Related to Our Business

Our growth strategy depends on our ability to open new restaurants, and we may not be able to achieve our planned unit expansion

Our ability to expand our operations through the continuation of our program of accelerated new restaurant development is critical to our future success. Since fiscal 1997 through fiscal 2002, we have expanded our operations from 12 company-owned restaurants in nine states to 34 company-owned restaurants in 15 states. We expect to open an additional eight to ten restaurants during fiscal

2003 and nearly 12 more restaurants in fiscal 2004. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

o    identification and availability of suitable restaurant sites;

o    competition for restaurant sites;

o    negotiation of favorable lease terms;

o timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

o    management of construction and development costs of new restaurants;

o securing of required governmental approvals and permits in a timely manner, or at all;

o recruitment of qualified operating personnel, particularly general managers and other restaurant managers;

o    competition in our markets; and

o    general economic conditions.


In addition, we contemplate entering new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

Our growth strategy may strain our management, financial and other resources. For instance, our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion of new restaurants. We may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources.

The inability to develop and construct our restaurants within budget and projected time periods will adversely affect our business and financial condition

Critical to our success is our ability to construct our restaurants within budget and on a timely basis. Many factors may affect the costs associated with the development and construction of our restaurants, including:

o    labor disputes;

o    shortages of material and skilled labor;

o    weather interference;

o    unforeseen engineering problems;

o    environmental problems;

o    construction or zoning problems;

o    local government regulations and approvals; and

o unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are unable to develop new restaurants within anticipated budget or time periods, our revenue will not meet our expectations and labor costs may exceed our projections. In addition, returns on our investments may be impaired and the amount of capital available for other new restaurants may not be available.

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

As of June 30, 2002, we owned and operated 34 restaurants, six of which were opened within the preceding 12-month period. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

Because of our small restaurant base, our operating results could be materially and adversely affected by the negative performance of a small number of restaurants

Due to our small restaurant base, poor operating results at any one or more of our restaurants could materially and adversely affect our business, financial condition, results of operations or cash flows. In addition, we locate our restaurants close to areas that have a combination of commercial office space, residential housing and high traffic areas, such as shopping malls or multi-screen movie theaters. Changes in levels of office occupancy, new or competing real estate development projects, or delays in the development of the projects where we are located may adversely affect the performance of a restaurant. In addition, our operating results achieved to date may not be indicative of our future operating results with a larger number of restaurants.

We may require additional capital to expand our business in accordance with our growth strategy

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Additional debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate our business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our franchisees could take actions that could harm our business

Franchisees are independent operators and are not our employees. We provided training and support to franchisees, but any number of factors beyond our control may diminish the quality of franchised restaurant operations. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. If franchisees do not operate in accordance with our standards, our image and reputation may suffer materially and system-wide sales could significantly decline. Also, the presence of franchised restaurants may limit our ability to expand in a desired market.

Our operations are susceptible to changes in food availability and costs, which could adversely affect our operating results

Our profitability depends in part on our ability to anticipate and react to changes in food costs. We rely on SYSCO Corporation, a national distributor, as the primary supplier of our food. Any increase in distribution prices or failure of SYSCO to perform could cause our food costs to increase. There also could be a significant short-term disruption in our supply chain if SYSCO failed to meet our distribution requirements or our relationship was terminated. Further, various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability and seasonality may affect our food costs or cause a disruption in our supply. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could materially and adversely affect our operating results.

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations

Our continued success depends, in part, upon the popularity of the menu items served in the Champps environment and our dining style. Shifts in consumer preferences away from our cuisine or dining style could materially and adversely affect our future profitability. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially and adversely affect our operating results.

Health concerns relating to the consumption of our food products could negatively impact our results of operations

We are subject to the risk that consumer preferences could be affected by health concerns about the consumption of particular food products. Beef and chicken are the key ingredients in many of our menu items. Negative publicity concerning food quality, illness and injury generally, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.

If we lose the services of our president, our business could suffer

Our future success significantly depends on the continued service and performance of William H. Baumhauer, our president and chief executive officer. Our future performance will depend on our ability to motivate and retain Mr. Baumhauer and other executive officers and key associates, particularly regional directors of operation, restaurant general managers and kitchen managers. Competition for these employees is intense. Mr. Baumhauer's employment agreement expires in June 2003. The loss of the services of Mr. Baumhauer or members of our senior management and key associates or the inability to attract additional qualified personnel as needed could materially harm our business. We do not currently have key person life insurance for any of our officers or directors.

We face indemnification liability from our predecessor companies

In connection with our spin-off in late 1997 from DAKA International, Inc., we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. In March 2000, a former employee of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the employee's claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. The amount of these awards accrues interest at a rate of 6.0% per annum. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. On February 9, 2001, Daka also filed its Notice of Appeal in connection with the court's award of legal fees and this matter is pending in that court. Under our Post-Closing Covenant Agreement with DAKA, we have been responsible for handling the defense of these claims, including the appeals. At June 30, 2002, our consolidated balance sheet included our accrual of approximately $0.4 million in respect of the potential award in this matter and related legal expenses. If Daka does not prevail on its appeals in substantially all material respects, we would be required to take a charge to net income in the amount by which our final payout exceeds our reserve for this matter, and this charge could be a significant amount in relation to our income from operations at the time. In addition, the payment of a substantial amount of cash as a result of an adverse ruling by the Court of Appeals could result in delays in our expansion plans or could result in our needing to seek additional financing sources to support our expansion or our day-to-day operations. It is also possible that Daka could settle this case in advance of a final judicial determination, and the settlement amount itself could be substantial. Depending on the timing and nature of the ruling by the Court of Appeals, or the timing of any settlement of this case, we also could incur substantial additional legal expenses in pursuing Daka's appeal and the ultimate resolution of this matter.

We are also engaged in various tax audits arising from the operations of these predecessor companies. In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest through December 2001. We are contractually obligated to indemnify DAKA for this matter, and are currently protesting this proposed assessment. A final determination of this matter requiring a substantial payment by us would have the same adverse consequences as a substantial final payment in the lawsuit referred to in the preceding paragraph.

We reserve in our financial statements for these and other matters, which reserves are reviewed periodically to determine their adequacy. Although we believe that our current reserves are proper under generally accepted accounting principles in light of our analysis of the probable outcome of the related matters, there can be no guarantees that we will not have to recognize additional expenses as these matters are ultimately resolved, which expenses could be significant.

Litigation could have a material adverse affect on our business

We are subject to complaints or allegations from current and former or prospective employees from time to time. In addition, we are the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid, whether we are liable, or whether such allegations involve one of our franchisees or licensees. A lawsuit or claim could result in an adverse decision or result that could have a material adverse affect on our business.

We are also subject to state "dram shop" laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcohol to such person. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names

Pursuant to a Master Agreement dated February 1, 1994, we acquired the "Champps," "Champ's" and "Champps Americana" service mark, trademark and trade name. Our business prospects will depend, in part, on our ability to develop favorable consumer recognition of the Champps name and logo. Our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could both interfere with our use of our proprietary know-how, concepts, recipes, trade secrets or trademarks or subject us to damages. Defending against such claims may be costly and, if unsuccessful, may prevent us from continuing to use such proprietary information in the future.

Although Champps, Champ's and Champps Americana are federally registered trademarks, there are other restaurants and bars that operate under similar names. If these restaurants or bars are affected by negative publicity and consumers confuse these competitors with our Champps branded restaurants, our operating results could be adversely affected.

We are subject to extensive governmental regulations concerning the sale and serving of alcoholic beverages and wages paid to our associates that could adversely affect our operations and our ability to expand and develop our restaurants

The restaurant industry is subject to various federal, state and local governmental regulations. While at this time we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, the failure to maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend, revoke or deny renewal of our food and liquor licenses if they determine that our conduct does not meet applicable standards or if there are changes in regulations.

For fiscal 2002, approximately 32.2% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, which could include sales to minors or intoxicated persons. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant's operations.

Various federal and state labor laws govern our relationship with our associates and employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. Additional government imposed increases in minimum wages, overtime pay, paid leave of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

On June 17, 2002, the United States Supreme Court ruled that the Internal Revenue Service ("IRS") can use aggregate tip estimates to ensure that the employer is paying FICA taxes on allegedly underreported tips. Under the ruling, the IRS does not need to examine individual employees' records and it is permissible for the IRS to estimate the amount of cash tips given to employees based on tips included on credit card receipts.

The reporting of tips is the responsibility of the employees receiving the tips. We encourage our employees to abide by the law and report 100% of the tips that they receive. While we believe our employees do a reasonably adequate job in the area of tip reporting, we are currently evaluating our tip reporting policies and procedures. In addition, we have recently submitted an executed Tip Reporting Alternative Commitment agreement with the IRS to limit potential tip underreporting liability in light of the Supreme Court ruling.

Our success depends on our ability to compete effectively in the restaurant industry

The restaurant industry is highly competitive. Although we believe that our operating concept, quality of food, ambiance and overall dining experience differentiates us from competitors, we may be unable to compete effectively with new restaurant concepts or with larger, better-established competitors, which have substantially greater financial resources and operating histories than ours.

Item 2.           Properties.

As of June 30, 2002, the Company leased approximately 7,500 square feet of office space at its corporate headquarters in Englewood, Colorado, at an average annual rent of $165,000, plus approximately $28,000 annually for common area maintenance and parking. The Company plans to move into new office space in Littleton (Douglas County), Colorado for its headquarters in October 2002. The new leased space will consist of approximately 12,600 square feet. The lease term for the new office space ends June 2008 and has an average annual total rent of $275,000 based upon the base year cost structure. See "Item 1. Business
- Operating Locations" for a listing of the Company's owned and franchised restaurant locations.

Item 3.           Legal Proceedings.

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. in connection with its spin-off of restaurant operations. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon Daka's meritorious arguments associated with its appeal and relevant legal precedents. Based on Daka's meritorious arguments and relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.4 million associated with this matter based on our estimate of the ultimate compensatory damages and legal fees anticipated to be awarded. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest through December 2001. We are contractually obligated to indemnify DAKA for this matter and are currently protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters. Further, we are engaged in various other actions arising in the ordinary course of business. We believe based on management's analysis and the advice of outside counsel that the ultimate collective outcome of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

As of June 30, 2002, we had an aggregate of approximately $1.4 million reserved for liabilities associated with predecessor companies, $0.4 million of which are reserved for the Daka employee judgment noted above and $0.3 million for the proposed sales tax assessment noted above. These amounts have been reserved to fund legal expenses and the probable amounts that we would expect to pay. We have not reserved for the entire amounts of such judgments or claims based on our internal analysis and consultation with outside counsel.

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

                                     PART II

Item 5.           Market for the Registrant's Common Stock and Related
                  Stockholder Matters.

The Company's common stock is listed on the NASDAQ National Market ("Nasdaq") under the symbol "CMPP." The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the common stock as reported by Nasdaq.

                                  High            Low
                              -------------   -------------

Fiscal 2001

First Fiscal Quarter             $ 6.31          $ 4.81
Second Fiscal Quarter              9.06            5.00
Third Fiscal Quarter               8.94            6.63
Fourth Fiscal Quarter             10.25            6.95

Fiscal 2002

First Fiscal Quarter              10.25            5.99
Second Fiscal Quarter              9.60            6.20
Third Fiscal Quarter              13.00            8.35
Fourth Fiscal Quarter             14.45           10.85



On September 23, 2002, there were approximately 2,489 holders of record of the Company's common stock. On September 23, 2002, the closing price of the Company's common stock was $8.40 per share.

The Company has never declared or paid dividends on its common stock. The Company currently intends to retain future earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Moreover, certain of the Company's credit arrangements prohibit the declaration or payment of any dividends or other distributions on any shares of capital stock, subject to specified exceptions.

Item 6.           Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. Data for 1999 and earlier periods have been restated to account for the Company's Fuddruckers segment as a discontinued operation. The balance sheet data as of June 30, 2002, July 1, 2001, July 2, 2000, June 27, 1999 and June 28, 1998 and the statements of operations data for each of the five fiscal years in the period ended June 30, 2002 presented below are derived from the Company's audited consolidated financial statements.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented.

Certain amounts have been reclassified for fiscal 2000 and earlier periods to conform to the fiscal 2002 and 2001 presentations. The reclassifications have no impact on net income (loss), earnings (loss) per share or balance sheet data. Fiscal 1998 included activity from the discontinued subsidiaries Specialty Concepts, Inc. and Casual Dining Ventures, Inc. and the subsidiaries of Casual Dining Ventures, Inc. During fiscal 1998, revenues from these discontinued subsidiaries were $3.7 million.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Results of Operations and Financial Condition" included elsewhere in this Annual Report on Form 10-K.







                  [Remainder of page left intentionally blank]

Amounts are in thousands except per share data.

                                                                      As of and for the Fiscal Years Ended
                                                                      ------------------------------------
                                                            June 30,     July 1,      July 2,    June 27,    June 28,
                                                              2002         2001        2000        1999        1998
                                                           ---------   ---------    ---------   --------    --------

Statements of Operations Data:

Total revenues                                             $ 158,537   $ 133,316    $ 109,445   $ 88,286    $ 78,008

Income (loss) from continuing operations before cumulative
    effect of change in accounting for preopening costs        5,496       5,721        2,350    (14,079)     (5,999)

Net income (loss)                                              5,134      13,537        2,273    (23,922)    (27,735)


Basic income (loss) per share from continuing operations        0.43        1.15         0.20      (1.21)      (0.52)


Diluted income (loss) per share from continuing operations      0.41        1.10         0.19      (1.21)      (0.52)


Basic weighted average shares (in thousands):                 12,104      11,871       11,654     11,622      11,489


Diluted weighted average shares (in thousands):               12,864      12,363       11,742     11,622      11,489


Balance Sheet Data:
Total assets                                                  95,575      79,458       67,093     57,142      86,660
Long-term debt including current portion                      21,835      17,093       19,324      6,157       6,945
Total equity                                                  50,955      44,616       30,122     27,819      50,398


Discontinued operations:

     Minority interest and obligations under put agreement
          related to the discontinued operations                   -           -            -          -       5,400
     Net long-term assets                                          -           -            -          -      44,335
     Net current liabilities                                       -           -            -          -      (4,202)



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

As of June 30, 2002, we owned and operated 34 upscale casual dining restaurants in 15 states and had 13 restaurants operating under franchise or license agreements in five states. Our restaurants offer an extensive and varied menu in each of four distinct day-parts: lunch, mid-afternoon, dinner and late night. We believe that the flexibility of our multiple day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and uncompromising service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, the chief executive officer and president of DAKA International, Inc., a large publicly-traded food service management and restaurant company, led DAKA's purchase of Champps as an addition to DAKA's portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA spun off its restaurant business, which included Champps and several other businesses (including Fuddruckers restaurants), to DAKA's shareholders as a new company called Unique Casual Restaurants, Inc. During 1998 and the first half of 1999, Unique Casual Restaurants sold or closed its businesses other than Champps and changed its name to Champps Entertainment, Inc.

Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer hired a new management team, consolidated our headquarters, implemented procedures to improve operational and financial reporting procedures, standardized the purchasing process and established new employee training and retention practices. As a result of the changes we implemented following Mr. Baumhauer's return in 1999, our restaurant-level operating profit increased $11.3 million or 168.7% from $6.7 million for fiscal 1999 to $18.0 million for fiscal 2002. As a percent of restaurant sales, our restaurant-level operating margin increased 3.8% from 7.6% in fiscal 1999 to 11.4% in fiscal 2002. Our EBITDA increased from a negative $8.8 million in fiscal 1999 to a positive $13.9 million in fiscal 2002. In addition, our income from continuing operations increased from a negative $14.1 million in fiscal 1999 to a positive $5.5 million in fiscal 2002.

Our restaurants open throughout fiscal 2002 generated average unit sales of approximately $5.1 million, among the highest in the casual dining industry. As a result of our existing high unit volumes, we do not expect that increases in comparable restaurant sales will provide significant sources for overall growth in our revenue, and our comparable restaurant sales will continue to fluctuate over time. Instead, we anticipate that our disciplined expansion strategy will be the principal driver for our future growth. We opened six restaurants in fiscal 2002 and expect to open eight to ten restaurants in fiscal 2003 and ten to 12 restaurants in fiscal 2004. We believe that there are significant opportunities to expand our concept both in our existing markets and in new markets throughout the United States. The majority of our growth will be in existing markets, which will enable us to leverage costs and gain efficiencies associated with regional supervision, marketing, purchasing and hiring in these markets.

Our growth strategy will have several impacts on our financial results, in addition to increases in our restaurant sales. As we open more restaurants, our aggregate pre-opening expense will increase. Pre-opening expense has historically been approximately $0.4 million per location. Because our openings will not necessarily be spaced evenly throughout a fiscal year, our pre-opening expense will fluctuate, possibly significantly, on a quarterly basis. In addition, new restaurants tend to have higher operating costs as a percentage of restaurant sales than do more established restaurants, which will impact negatively our overall operating margins in periods following large numbers of restaurant openings. On the other hand, because a substantial portion of our general and administrative expense does not increase proportionately with increases in restaurant sales and because we believe that our corporate infrastructure is substantially in place to support our planned growth, we expect that general and administrative expense as a percentage of restaurant sales will be positively impacted over time as we grow our restaurant base. We are not pursuing new franchise arrangements as part of our growth strategy and do not expect franchising and royalty revenue to be significant in the future.

Critical accounting policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable.

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the spin-off of our business by DAKA International, Inc. in 1997 and the subsequent sale of our Fuddruckers business unit in 1998, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, realization of our deferred tax assets, self-insured risks relating to workers compensation and general liability claims, legal liabilities and employee benefits.

Loss contingencies

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. We determine reserves for self-insurance based on the insurance companies incurred loss estimates and management's judgment.

The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts we have accrued in our financial statements.

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and related identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

Beginning in fiscal 2002, we evaluate impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At June 30, 2002, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective. Actual amounts realized through operations or upon disposition of related assets may differ significantly from our estimate.

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 "Accounting for Leases" and subsequent amendments which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. In addition, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments ("tenant improvement allowances") received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company's reported results of operations and financial position.

Income taxes

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of June 30, 2002, we had a net deferred tax asset of $8.7 million. As a result of our improved profitability, we have determined that more likely than not we will be able to realize $8.7 million of these net deferred tax assets through the generation of future taxable income in the next three years. The change in the valuation allowance takes into account actual current year taxable income and any adjustments to the three-year taxable income forecast. Net deferred tax assets consist primarily of net operating loss and other credit carryforwards that may be used to offset taxable income in future periods. As of June 30, 2002, we had federal net operating loss carryforwards of approximately $54.9 million, expiring at various dates through 2020.

Our accounting policies are more fully described in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial definitions

Revenue. Our revenue is comprised of restaurant sales, and net franchise royalties and fees. Our restaurant sales are comprised almost entirely of food and beverage sales, with less than 0.4% of the restaurant sales represented by sales of Champps merchandise and other revenue.

Comparable restaurant sales. In calculating company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. As of June 30, 2002, we had 25 company-owned restaurants open at least 66 weeks.

Product costs. Product costs are composed primarily of food and beverage expenses. The components of product costs are variable and increase with sales volume.

Labor costs. Labor costs include direct hourly and management wages, bonuses, workers' compensation, taxes and benefits for restaurants.

Other operating expense. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants' activities, utilities, repairs and maintenance and other related costs. Other operating expenses generally increase with sales volume but decline as a percentage of restaurant sales.

Occupancy. Occupancy costs include equipment rental, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes.

Depreciation and amortization. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Typically, our assets are depreciated over their estimated useful lives, which is generally seven years for restaurant equipment, five years for data processing equipment and over the life of the lease, including certain option periods, for leasehold improvements. Depreciation and amortization excludes corporate level depreciation and amortization, which are included in general and administrative expense.

Restaurant level operating profit. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization.

General and administrative. General and administrative includes all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include management, regional supervisory and staff salaries, bonuses and related employee benefits, travel, information systems, training, corporate rent, corporate depreciation and amortization and professional and consulting fees.

Pre-opening expense. Pre-opening expense, which is expensed as incurred, consists of the costs of hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other costs directly related to the opening of a new restaurant.

Interest expense and income, net. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as a part of the construction process.

Net income before provision for income taxes. Net income before provision for income taxes is composed of restaurant level operating profit and franchise and royalty income less general and administrative expense, pre-opening expense, interest expense and income, net and other (income) expense. In certain years, expenses related to predecessor companies, impairment, exit and other charges, loss on sale of investments and losses on discontinued operations are also included.










                  [Remainder of page left intentionally blank]

                              RESULTS OF OPERATIONS

Champps

The following table sets forth certain financial information for Champps (in 000's).

                                                                         Fiscal Year Ended
                                                  -------------------------------------------------------------------
                                                       June 30,                  July 1,                  July 2,
                                                         2002                     2001                     2000
                                                  ------------------        -----------------       -----------------
Revenues:
     Sales                                        $157,889      99.6%        $132,672    99.5%      $108,643     99.3%
     Franchising and royalty, net                      648       0.4              644     0.5            802      0.7
                                                  -----------------          ----------------       -----------------
        Total revenues                             158,537     100.0%         133,316   100.0%       109,445    100.0%
                                                  -----------------          ----------------       -----------------
Restaurant operating expenses (as a
     percentage of restaurant sales)
       Product costs                                44,583      28.2           38,282    28.9         31,381     28.9
       Labor costs                                  51,112      32.4           41,916    31.6         35,849     33.0
       Other operating expense                      24,229      15.3           20,070    15.0         16,306     15.0
       Occupancy                                    13,560       8.6           10,731     8.1          9,448      8.7
       Depreciation and amortization                 6,435       4.1            5,517     4.2          4,072      3.7
                                                  ------------------         ----------------        ----------------
     Restaurant operating expenses                 139,919      88.6          116,516    87.8         97,056     89.3
                                                  ------------------         ----------------        ----------------
     Restaurant level operating profit              17,970      11.4           16,156    12.2         11,587     10.7
                                                  ------------------         ----------------        ----------------
General and administrative expenses                  8,599       5.4            7,687     5.8          6,804      6.2
Pre-opening expense                                  2,617       1.7            1,470     1.1          1,462      1.3
Expenses related to predecessor companies              305       0.2              534     0.4              -        -
Impairment, exit and other charges                       -         -                -       -            460      0.4
Interest expense and income, net                     1,613       1.0            1,471     1.1            132      0.1
Other (income) expense                                 (12)        -              (83)   (0.1)           147      0.1
Loss on sale of investments                              -         -                -       -          1,034      0.9
                                                  ------------------         ----------------        ----------------
       Total costs and expenses                    153,041      96.5          127,595    95.7        107,095     97.9
                                                  ------------------         ----------------        ----------------
Income from continuing operations                    5,496       3.5            5,721     4.3          2,350      2.1
       Loss from discontinued operations              (153)     (0.1)             (77)   (0.1)             -        -
                                                  ------------------         ----------------        ----------------
Net income before income taxes                       5,343       3.4            5,644     4.2          2,350      2.1
     Income tax benefit (expense)                     (209)     (0.2)           7,893     6.0            (77)       -
                                                  ------------------         ----------------        ----------------
Net income                                        $  5,134       3.2%        $ 13,537    10.2%       $ 2,273      2.1%
                                                  ==================         ================        ================


Certain amounts have been reclassified for fiscal year 2000 to conform to the fiscal year 2002 and 2001 presentations.

Fiscal 2002 compared to fiscal 2001

Total revenue. Total revenue increased approximately $25.2 million, or 18.9%, to $158.5 million for fiscal 2002 from $133.3 million for the comparable prior period. The increase was primarily due to the operation of six additional restaurants in fiscal 2002 partially offset by a decrease in comparable restaurant sales of 1.1%. Comparable restaurant sales decreased primarily as the result of the terrorist attacks of September 11th and their subsequent effect on consumer confidence and the economy in general. During fiscal 2002, food sales and alcoholic beverage sales represented 67.8% and 32.2% of our total food and beverage sales, respectively.

Restaurant operating costs.

      Product costs. Product costs increased by $6.3 million, or 16.4%, to $44.6 million in fiscal 2002 from $38.3 million for the comparable prior period primarily as a result of our increased restaurant base. Product costs as a percentage of restaurant sales in fiscal 2002 decreased to 28.2% from 28.9% for the comparable prior period. This improvement is primarily the result of decreased commodity costs and stable produce prices as well as the continued positive impact of our profit improvement plan implemented in fiscal 1999. During April 2001, we implemented a 1.0% price increase to offset the increasing cost of beef.

      Labor costs. Labor costs increased by $9.2 million, or 22.0%, to $51.1 million in fiscal 2002 from $41.9 million for the comparable prior period primarily as a result of our increased restaurant base. Labor costs as a percentage of restaurant sales increased to 32.4% in fiscal 2002 from 31.6% for the comparable prior period primarily due to higher restaurant management payroll associated with new restaurant openings as well as an increase in employment tax expense.

      Other operating expense. Other operating expense increased $4.1 million, or 20.4%, to $24.2 million for fiscal 2002 from $20.1 million for the comparable prior period. Other operating expense as a percentage of restaurant sales increased to 15.3% in fiscal 2002 from 15.0% for the comparable prior period primarily due to lower comparable restaurant sales coupled with higher expenses for planned repairs and maintenance and the recognition of a one-time credit for fees on credit cards in fiscal 2001. This increase was partially offset by lower utility expenses.

      Occupancy. Occupancy expense increased $2.9 million, or 27.1%, to $13.6 million for fiscal 2002 from $10.7 million for the comparable prior period. Occupancy expense as a percentage of restaurant sales increased to 8.6% for fiscal 2002 from 8.1% for the comparable prior period primarily due to an increase in real estate taxes and insurance expenses coupled with lower comparable restaurant sales.

      Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 16.4%, to $6.4 million for fiscal 2002 from $5.5 million for the comparable prior period. Depreciation and amortization expense as a percentage of restaurant sales decreased to 4.1% for fiscal 2002 from 4.2% for the comparable prior period. During the comparable prior period, we recognized $191,000 of goodwill amortization. As the result of the adoption of SFAS No. 142 at the beginning of fiscal 2002, we did not recognize any goodwill amortization for fiscal 2002.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.8 million, or 11.1%, to $18.0 million for fiscal 2002 compared with $16.2 million for the comparable prior period. Restaurant level operating profit as a percentage of restaurant sales decreased to 11.4% for fiscal 2002 from 12.2% for the comparable prior period. The decrease was due to higher expenses associated with the opening of six new restaurants in fiscal 2002 plus three new restaurants in late fiscal 2001. The income generated from new restaurants is typically lower during the first four months of operation compared to an existing restaurant. In addition, lower comparable restaurant sales resulted in a higher percentage of fixed expenses during fiscal 2002.

General and administrative expense. General and administrative expense increased $0.9 million, or 11.7%, to $8.6 million for fiscal 2002 from $7.7 million for the comparable prior period. The increase was largely due to the addition of support personnel. However, general and administrative expense as a percentage of total revenue decreased to 5.4% for fiscal 2002 from 5.8% for the comparable prior period due to the larger revenue base in fiscal 2002.

Pre-opening expense. Pre-opening expense increased $1.1 million to $2.6 million during fiscal 2002 from $1.5 million for the comparable prior period. We opened six new restaurants in fiscal 2002 and opened four new restaurants for the comparable prior period. In addition, two of the restaurants opened in the last quarter of fiscal 2001, were open only in the last week of that quarter. Although pre-opening expense is incurred prior to the opening of a new restaurant, we continue to incur pre-opening expense for trainers up to two weeks after a new restaurant opens. Pre-opening expense has historically been approximately $0.4 million per location.

Interest expense and income, net. Interest expense and income, net increased $0.1 million to $1.6 million from $1.5 million in the prior period primarily due to interest expense on additional debt partially offset by increased capitalized interest from higher construction spending. As of June 30, 2002, we had a total of $21.8 million in notes payable and capitalized leases versus $17.1 million as of July 1, 2001.

Net income before provision for income taxes. Net income before provision for income taxes decreased $0.3 million, or 5.4%, to $5.3 from $5.6 million for the comparable prior period. During fiscal 2002, $0.5 million was added to reserves for predecessor company obligations and discontinued operations as compared to $0.6 million for the comparable period.

Provision for income tax benefit/expense. For fiscal 2002, we recognized a provision for state and local income tax expense of $0.2 million compared to $0.3 million in fiscal 2001. We currently have an approximate 4.0% effective tax rate associated with these state and local income taxes. For the comparable prior period, we recorded a benefit for income taxes of $7.9 million primarily related to the recognition of a portion of our deferred tax assets.

Fiscal 2001 (52 weeks) compared to fiscal 2000 (53 weeks)

Total revenue. Total revenue increased approximately $23.9 million, or 21.8%, to $133.3 million in fiscal 2001 from $109.4 million in fiscal 2000 primarily due to the opening of four additional restaurants in fiscal 2001, the acquisition of two franchised restaurants in late fiscal 2000 and an increase in comparable restaurant sales of 0.2%.

Restaurant operating costs.

      Product costs. Product costs increased by $6.9 million, or 22.0%, to $38.3 million in fiscal 2001 from $31.4 millions in fiscal 2000 primarily as the result of our increased restaurant base. Product costs as a percentage of restaurant sales remained constant at 28.9% for both fiscal 2001 and fiscal 2000. During April 2001, we implemented a 1.0% price increase to offset the increasing cost of beef.

      Labor costs. Labor costs increased by $6.1 million, or 17.0%, to $41.9 million in fiscal 2001 from $35.8 million in fiscal 2000 primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales decreased to 31.6% in fiscal 2001 from 33.0% in fiscal 2000 primarily due to menu re-engineering which resulted in improved efficiencies and production techniques and lower employee benefits costs.

      Other operating expense. Other operating expense increased $3.8 million, or 23.3%, to $20.1 million in fiscal 2001 from $16.3 million in fiscal 2000. Operating expense as a percentage of restaurant sales remained constant at 15.0% in fiscal 2001 and fiscal 2000 due to a decrease in complimentary and promotional food and beverage and a decrease in discounting, offset by an increase in utility expense.

      Occupancy. Occupancy expense increased $1.3 million, or 13.8%, to $10.7 million in fiscal 2001 from $9.4 million in fiscal 2000. Occupancy expense as a percentage of restaurant sales decreased to 8.1% in fiscal 2001 from 8.7% in fiscal 2000 primarily from a decrease in equipment rental expense and a decrease in insurance claims.

      Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 34.1%, to $5.5 million for fiscal 2001 from $4.1 million in fiscal 2000. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.2% for fiscal 2001 from 3.7% in fiscal 2000 primarily due to an increase in assets associated with the opening of new restaurants.

Restaurant level operating profit. Restaurant level operating profit increased approximately $4.6 million, or 39.7%, to $16.2 million in fiscal 2001 from $11.6 million in fiscal 2000. Restaurant level operating profit as a percentage of restaurant sales increased to 12.2% in fiscal 2001 from 10.7% in fiscal 2000 primarily due to the reasons described above.

General and administrative expense. General and administrative expense increased $0.9 million, or 13.2%, to $7.7 million in fiscal 2001 from $6.8 million in fiscal 2000. General and administrative expense as a percentage of revenue decreased to 5.8% for fiscal 2001 from 6.2% in fiscal 2000 primarily to higher restaurant sales and improvements in corporate payroll expense as the personnel stabilized after the relocation our corporate headquarters in December 1999.

Pre-opening expense. Pre-opening expense was approximately $1.5 million in both fiscal 2001 and fiscal 2000. We opened four new restaurants in both fiscal 2000 and fiscal 2001. Pre-opening expense as a percentage of revenue decreased to 1.1% for fiscal 2001 from 1.3% in fiscal 2000. In fiscal 2000, we also acquired two restaurants from an existing franchisee, which resulted in minimal pre-opening expense. Pre-opening expense has historically been approximately $0.4 million per location.

Interest expense and income, net. Interest expense and income, net increased $1.4 million to $1.5 million from $0.1 million in the prior period primarily due to interest expense on additional debt.

Net income before provision for income taxes. Net income before provision for income taxes increased $3.2 million, or 133.3%, to $5.6 million in fiscal 2001 from $2.4 million in fiscal 2000 primarily for the reasons described above. During fiscal 2001, $0.6 million was added to reserves for predecessor company obligations and discontinued operations.

Provision for income tax benefit/expense. For fiscal year 2001, we recorded a benefit for income taxes of $7.9 million related to the recognition of a portion of our deferred tax asset. We recorded a provision for state and local income taxes of $0.08 million for fiscal 2000.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid in 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly.

Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations, proceeds from the sale of the Fuddruckers business in 1998 and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Capital expenditures for the purchase of property and equipment were $17.3 million, $15.2 million and $13.9 million for fiscal 2002, 2001 and 2000, respectively.

In April 2000 and June 2000, we entered into an aggregate of $14.5 million in term loans with Finova Capital Corporation that allowed us to purchase two existing franchise restaurants located in Eden Prairie, Minnesota and Minnetonka, Minnesota, as well as provide mortgage financing for the construction of our Lombard, Illinois restaurant. The Finova Capital term loans bear interest at a fixed rate of 10.23% for a $5.0 million loan and 10.36% for two loans of $4.75 million each, and are amortized over a 20-year period with a balloon payment due May 2010. The term loans require that we maintain a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Finova Capital term loans also contain covenants that, subject to specified exceptions, restrict our ability to incur additional debt, incur liens, engage in mergers or acquisitions, incur contingent liabilities, make dividends or distributions, pay indebtedness for borrowed money, make investments or loans and sell assets, develop new restaurants, change facility sites, sell or transfer assets, amend specified agreements, acquire additional properties, issue capital stock and engage in transactions with affiliates. As of the date of this filing, we are in compliance with all financial ratios and covenants. The Finova Capital term loans are secured by a security interest in substantially all of the property related to these restaurants.

Between December 2001 and February 2002, we entered into two term loans collateralized by equipment with General Electric Capital Business Asset Funding Corporation ("GE Capital"). As of June 30, 2002, we had approximately $4.6 million outstanding under these term loans. These loans bear interest at the 30-day commercial paper rate, plus 3.75% (5.60% as of June 30, 2002), and mature between December 2006 and February 2007. The GE Capital loans require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum ratio of earnings before interest, taxes, depreciation and amortization compared to debt and a maximum funded indebtedness ratio. We were in compliance with all of these financial ratios as of June 30, 2002.

At June 30, 2002, our unrestricted cash was $4.6 million and restricted cash was $1.0 million. Restricted cash includes certificates of deposits to serve as cash collateral for stand-by letters of credit and are classified as current assets in the accompanying consolidated balance sheets. We anticipate that our operations will continue to generate positive operating cash flow for fiscal 2003. However, there are also significant cash expenditures anticipated related to the opening of new restaurants and the remodeling and improvements of existing restaurants.

At September 13, 2002, the Company had executed a proposal for an additional $5.0 million term loan collateralized with equipment with GE Capital. The Company is currently under credit review by GE Capital. These funds are intended to be used for the construction of the eight to ten restaurants in fiscal 2003. The Company is also investigating other sources of financing at this time. In the event that such financing is not available, the Company has the ability to curtail its expansion program and reduce non-essential operating costs to conserve working capital.

During fiscal 2002, we generated positive cash flow from operating activities of $8.8 million. During the same period, we received $11.4 million associated primarily with the proceeds from the GE Capital term loans of $5.0 million and landlord contributions in the form of tenant improvement allowances totaling $6.4 million.

During fiscal 2002, we opened six restaurants. For fiscal 2002, total capital expenditures for new restaurants were approximately $14.0 million and $3.3 million for renovations to existing restaurants and corporate upgrades. This amount is partially offset from receipts from equipment capital leases of $1.8 million.

During fiscal 2001, we generated cash flow from operating activities of $9.7 million. During the same period, we received $3.6 million primarily from the sale-leaseback of our Las Colinas, Texas restaurant for $3.1 million and $0.5 million from the sale of a former Fuddruckers restaurant location.

During fiscal 2001, we opened four restaurants. Total capital expenditures for new restaurants during fiscal 2001 were approximately $12.9 million before the receipt of $0.5 million from a tenant improvement note payable in fiscal 2001. Capital expenditures for remodels and improvements to existing restaurants were approximately $2.3 million in fiscal 2001.

During fiscal 2003, we anticipate opening eight to ten restaurants. As of September 23, 2002, we have opened two restaurants, begun construction on three restaurants and have signed leases for six additional restaurants. We have identified multiple sites and are negotiating contracts on several sites for the remaining restaurants scheduled to open in fiscal 2003. Our capital expenditures for fiscal 2003 are expected to be approximately $29.0 million for new restaurants and $2.5 million for remodeling and improvements in existing restaurants. These expenditures will be funded through our unrestricted cash, cash flow from existing operations, tenant improvement allowances and additional financing. We anticipate the receipt of tenant improvement allowances to offset these capital expenditures in the approximate amount of $6.0 million to $8.0 million in fiscal 2003.

We also anticipate that we will make cash payments in fiscal 2003 associated with liabilities previously recorded in fiscal 1998 and 1999 for prior year insurance claims, tax audits and legal settlements related to our indemnification obligations arising from our spin-off from DAKA and the Fuddruckers sale transaction. During fiscal 2001, we made payments of $2.7 million and in fiscal 2002, we made additional payments of $1.4 million to reduce these liabilities. Anticipated expenditures for these liabilities are estimated to range between $0.9 million to $1.4 million for 2003, based upon current estimates.

We believe the proceeds from additional financing and tenant improvement allowances, together with our cash flow from operations, will be sufficient to fund our operations, debt repayment and expansion at least through fiscal 2003. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in "Item 1 Business-Risk Factors," may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual obligations and commitments

                                 Payments, including interest, due by period as of June 30, 2002
                     -------------------------------------------------------------------------------------
                                                                        (in 000's)
                                        One year and      Two to three          Four to        After five
Contractual              Total              less              years           five years         years
Obligations
-----------------    --------------    ---------------    --------------      ------------    -------------
Operating leases         $186,333            $11,540            $24,488          $24,805         $125,500
Capital leases              2,839              1,548              1,168              123                -
Notes payable              30,600              3,086              5,948            5,374           16,192

We are obligated under non-cancelable operating leases for our restaurants and headquarters. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. Our restaurant leases also contain provisions that require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

Impact of inflation

The primary inflationary factors affecting our operations are food, alcoholic beverages and labor costs. A large number of our restaurant associates are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years. We cannot predict whether inflation will have an impact on our results of operations in the future.

Recent accounting developments

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." These statements prohibited pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001 and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized if determined to have a finite life. At June 30, 2002, we evaluated our goodwill and determined that the goodwill was not impaired. Our financial statements may be affected by the results of future periodic tests for impairment. Goodwill amortization was $191,000 and none in 2001 and 2000, respectively. The Company did not amortize goodwill in 2002 with the adoption of SFAS No. 142.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operation are to be measured and presented. SFAS No. 144 is effective beginning in fiscal 2003, but is not expected to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. We do not expect the adoption of SFAS No. 145 to have a material impact on our results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (as defined in that issue) was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material impact on our results of operations or financial position.

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during fiscal 2002. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements. For additional information about the Company's financial instruments and these financing arrangements, see "Notes to Consolidated Financial Statements."

Item 8.           Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 2, 2002, the Company determined not to renew the engagement of Arthur Andersen LLP as independent accountants for the Company and the Company engaged KPMG LLP as the independent accountants to audit and report upon the Company's financial statements for the current fiscal year ending June 30, 2002. The determination by management and the Audit Committee not to renew the engagement of Arthur Andersen LLP, which followed the recent announcement by the Securities and Exchange Commission ("SEC") regarding the ability to use Arthur Andersen LLP to provide independent attestation of filings with the SEC, was approved by the Board of Directors. For the fiscal year ended July 1, 2001 and July 2, 2000, Arthur Andersen LLP had audited and reported upon the Company's financial statements and had served as the Company's independent accountants.

During the Company's two fiscal years ended July 2, 2000 ("fiscal 2000") and July 1, 2001 ("fiscal 2001"), and during subsequent interim periods through August 2, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. In addition, during the above period, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Although the Company requested a letter from Arthur Andersen LLP stating its agreement with such statements and although the Company used reasonable efforts to obtain such letter, the Company was not able to obtain the letter.

During the two most recent fiscal years ended July 2, 2000 and July 1, 2001 and the period from July 1, 2001 to August 2, 2002, we did not consult with KPMG LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events described in Items 304(a)(2)(i) and (ii) of Regulation
S-K.


PART III

Item 10.          Directors and Executive Officers of the Registrant.

Our directors and executive officers include the following persons:


              Name                               Age              Positions
              ----                               ---              ---------

        William H. Baumhauer                     54        Chairman, President and Chief Executive Officer
        Frederick J. Dreibholz                   47        Vice President and Chief Financial Officer
        Donna L. Depoian                         42        Vice President, Secretary and General Counsel
        Donnie N. Lamb                           49        Senior Vice President, Chief Operating Officer
        David J. Miller                          51        Vice President of Construction and Design
        Timothy R. Barakett (2) (3)              37        Director
        Stephen F. Edwards (1) (2) (3)           39        Director
        James Goodwin (1) (2) (3)                46        Director
        Michael P. O'Donnell (1) (2) (3)         46        Director
        Nathaniel Rothschild (2) (3)             31        Director
        Alan D. Schwartz (2) (3)                 52        Director

  (1)    Member of audit committee
  (2)    Member of compensation committee
  (3)    Member of nominating committee

All executive officers hold office at the discretion of the board of directors.

William H. Baumhauer. Mr. Baumhauer is our chairman of the board and has been an officer of Champps since June 1999 and a director since August 1999. Mr. Baumhauer also held these positions with our predecessors or us from September 1988 until July 24, 1998, when he left the Company to serve as president and chief operating officer of Planet Hollywood International, Inc., a position he held until his return to Champps in June 1999.

Frederick J. Dreibholz. Mr. Dreibholz has served as vice president, chief financial officer and treasurer since October 1999. From November 1998 to October 1999, Mr. Dreibholz acted as a consultant to numerous restaurant and food service clients in South Florida and New York City. From April 1998 to November 1998, he served as chief financial officer of Unique Restaurant Concepts, Inc. and Sforza Enterprises, Inc. From November 1987 to April 1998, he served as chief financial officer of Flik International Corp.

Donna L. Depoian. Ms. Depoian has served as our vice president, general counsel and secretary since May 1998. From February 1998 to May 1998, Ms. Depoian served as our acting general counsel and assistant secretary and from July 1997 to February 1998, as our corporate counsel and assistant secretary. From April 1994 to July 1997, Ms. Depoian served as corporate counsel and assistant secretary for DAKA International, Inc.

Donnie N. Lamb. Mr. Lamb was appointed our senior vice president and chief operating officer in August 2002. Mr. Lamb started his employment with the Company in August 1996. He served as a director of operations from August 1996 through August 1999 when he was promoted to vice president - operations.

David J. Miller. Mr. Miller was appointed our vice president of construction and design in October 1999. He started with the Company in May 1996 and served in the capacities of construction manager until October 1997 when he was promoted to corporate director of construction.

Timothy R.  Barakett.  Mr.  Barakett has served as a director  since March 1999.
Since October 1995, Mr. Barakett has been the chairman and chief executive officer of Atticus Capital, L.L.C. and Atticus Management Ltd., a private investment management company. Mr. Barakett also serves on the boards of RIT Capital Partners, PLC and Vivarte, S.A. (formerly known as Groupe Andre, S.A.).

Stephen F. Edwards. Mr. Edwards has served as a director since May 2001. From July 2002 to present, Mr. Edwards has been the senior managing director of Atticus Capital, LLC, a private investment management company. From 1995 to June 2002, Mr. Edwards was a senior partner at Bruckmann, Rosser, Sherrill & Co., LLC, a private equity investment firm specializing in the food service industry. He previously served on the boards of directors of Town Sports International, Inc., Au Bon Pain, Inc., O'Sullivan Industries, Inc., Unwired PLC and American Paper Holdings, Inc. until June 2002.

James Goodwin. Mr. Goodwin has served as a director since March 1999. Since 1998, Mr. Goodwin has served as the chairman and managing member of Half Moon Capital Management, LLC. From 1990 until February 1998, Mr. Goodwin was a managing director at Gleacher NatWest, Inc., an investment banking company. Mr. Goodwin also serves as a director for Kiewit Materials Company located in Omaha, Nebraska.

Michael P. O'Donnell. Mr. O'Donnell was appointed a director in September 2002. From August 1998 through May 2002, he served in various capacities for Outback Steakhouse, Inc. including president and chief executive officer of Roy's, a joint venture between Outback Steakhouse and Roy Yamaguchi. He also served as the chief executive officer for all new businesses for Outback Steakhouse while serving on the board of directors of Roy's, Flemings, Carrabbas Italian Grill and Cheeseburger in Paradise, all Outback joint ventures. From June 1995 to August 1998, Mr. O'Donnell was president, chief operating officer and partner of Ale House Restaurants, Inc. From January 1990 to May 1995, Mr. O'Donnell was chief executive officer and chairman of Ground Round Restaurants, Inc. Mr. O'Donnell also serves as a director of Boston Inner City Schools.

Nathaniel Rothschild. Mr. Rothschild has served as a director since August 1999. Since January 2000, he has been the president of Atticus Capital, L.L.C., a private investment management company. In addition, Mr. Rothschild has been serving as the chairman and director of Vivarte, S.A. (formerly known as Groupe Andre, S.A.) since April 2000. From April 1997 to January 1999, Mr. Rothschild was a vice president of Atticus Management (Bermuda) Ltd.

Alan D. Schwartz. Mr. Schwartz has served as a director of our Company or our predecessors since September 1988. Currently, Mr. Schwartz is president, co-chief operating officer, a member of the executive committee and sits on the board of directors of The Bear Stearns Companies, Inc. Mr. Schwartz graduated from Duke University, where he is chairman of Fuqua's Board of Visitors. Mr. Schwartz also serves on the boards of the American Foundation for AIDS Research, St. Vincent's Services, Mt. Sinai-NYU Medical Center, the New York Blood Center and The National Mentoring Partnership.

Our board of directors is divided into three classes, each class consisting as nearly as possible to one-third of the total number of directors. Directors hold office for staggered terms of three years or until their successors have been duly elected and qualified. Directors in one of the three classes are elected each year at the annual meeting of stockholders to succeed the directors whose terms are expiring. Class I directors include Timothy R. Barakett and James Goodwin, and will serve as directors until the 2003 annual meeting. Class II directors include William H. Baumhauer, Michael P. O'Donnell and Nathaniel Rothschild, and will serve as directors until the 2004 annual meeting. Class III directors include Alan D. Schwartz and Stephen F. Edwards, and will serve as directors until the 2002 annual meeting.

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

A.       Financial Statements:

         Independent Auditors' Report

         Consolidated Balance Sheets - June 30, 2002 and July 1, 2001

         Consolidated Statements of Operations - Fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000

         Consolidated Statements of Changes in Stockholders' Equity - Fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000

         Consolidated Statements of Cash Flows - Fiscal years ended June 30, 2002, July 1, 2000 and July 2, 2000

         Notes to Consolidated Financial Statements

B.       Financial Statement Schedules:

         There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.       Exhibits:

2.1 Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. ("Compass Interim"), Compass Holdings, Inc. ("Purchaser"), Compass Group PLC ("Parent") and DAKA International, Inc. ("DAKA International"), incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2 Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. ("Daka"), the Company, Parent and Compass Holdings, together with certain exhibits thereto"), incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

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

2.9 Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1 Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2 By-laws of the Company, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3 Form of Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

3.4 Form of Amended and Restated By-laws of the Company incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

3.5 Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

4.1 Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2 Amended and Restated Shareholder Rights Agreement, dated as of January 30, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998.

4.3 First Amendment to the Shareholder Rights Agreement between Champps Entertainment, Inc. and American Stock Transfer and Trust Company, dated December 8, 1999.

10.1 Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2 Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3 Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4 Form of the Company's 1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5 Form of the Company's 1997 Stock Purchase Plan, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6 Form of Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7 Third Amended and Restated Registration Rights Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Income L.P., Howdy S. Kabrins, La Salsa, Inc., Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for the Crown Trust, Theodore H. Ashford, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company as Master Trustee for Hughes Aircraft Retirement Plans, Charles A. Lynch, Sienna Limited Partnership I, Sienna Limited Partnership II, Sienna Holdings, Inc., as Nominee, InterWest Partners IV, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.8 Fourth Amended and Restated Restricted Stock Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co., Howdy S. Kabrins, La Salsa, Inc., InterWest Partners IV, Sienna Holding, Inc., Sienna Limited Partnership I, Charles A. Lynch, Theodore H. Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for The Crown Trust, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company, as Master Trustee, for Hughes Aircraft Retirement Plans, FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.9 La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.10 Severance, Non-Competition and Confidentiality Agreement, dated as of March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.11 La Salsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

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

10.21 Stock Redemption and Debt Restructuring Agreement, dated May 24, 1999, made by and among Champps Entertainment, Inc., Theodore M. Mountzuris and Restaurant Consulting Services, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 1, 2001.

10.22 Amended and Restated Employment Contract, dated September 28, 2000, made by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended July 1, 2001.

10.23 Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation.

21.1     Subsidiaries of the Company.

23.1     Consent of KPMG LLP.

24.1     Powers of Attorney.

D.       Reports on Form 8-K

         The Company filed a Form 8-K on August 9, 2002, announcing its change in independent accountants from Arthur Andersen LLP to KPMG LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPPS ENTERTAINMENT, INC.
                                    (Registrant)

                                    By: /s/ William H. Baumhauer
                                    William H. Baumhauer
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    Date: September 30, 2002

                                    By: /s/ Frederick J. Dreibholz
                                    Frederick J. Dreibholz
                                    Vice President, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)
                                    Date: September 30, 2002


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

         Signature                                   Title
         William H. Baumhauer                        Chairman of the Board

         Timothy R. Barakett*                        Director

         Stephen F. Edwards*                         Director

         James Goodwin*                              Director

         Michael P. O'Donnell*                       Director

         Nathaniel Rothschild*                       Director

         Alan D. Schwartz*                           Director


         By: /s/ William H. Baumhauer
         William H. Baumhauer
         Chairman of the Board, President and
         Chief Executive Officer
         Date: September 30, 2002

         *By: /s/ Frederick J. Dreibholz
         Frederick J. Dreibholz
         Vice President, Chief Financial Officer
         and Treasurer
         Date: September 30, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, William H. Baumhauser, certify that:

1.      I have reviewed this annual report on Form 10-K of Champps
Entertainment, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2002

                                            By: /s/ William H. Baumhauer
                                            William H. Baumhauer
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Frederick J. Dreibholz , certify that:

1.      I have reviewed this annual report on Form 10-K of Champps
Entertainment, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 30, 2002

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

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Champps Entertainment, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on September 30, 2002 (the "Report"), I, William H. Baumhauer, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


By: /s/ William H. Baumhauer
William H. Baumhauer
Chairman of the Board, President and
Chief Executive Officer
Date: September 30, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Champps Entertainment, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on September 30, 2002 (the "Report"), I, Frederick J. Dreibholz, Vice President, Chief Financial Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Frederick J. Dreibholz
Frederick J. Dreibholz
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting
Officer)
Date: September 30, 2002

                    Independent Auditors' Report

The Board of Directors
Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the "Company") and subsidiaries as of June 30, 2002 and July 1, 2001 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of June 30, 2002 and July 1, 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
August 26, 2002

                          CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                      As of June 30, 2002 and July 1, 2001
                        (In thousands, except share data)


                                                                                 June 30,         July 1,
                                                                                   2002             2001
                                                                                 --------         --------
ASSETS
Current assets:
    Cash and cash equivalents                                                    $  4,643         $  1,261
    Restricted cash                                                                 1,030              754
    Accounts receivable                                                             2,995            2,090
    Inventories                                                                     2,701            2,294
    Prepaid expenses and other current assets                                       1,643            1,790
    Deferred tax asset                                                              2,000            2,000
                                                                                 --------         --------
      Total current assets                                                         15,012           10,189

Property and equipment, net                                                        67,541           56,953
Goodwill                                                                            5,069            5,069
Deferred tax asset, net of current portion                                          6,712            6,153
Other assets, net                                                                   1,241            1,094
                                                                                 --------         --------
    Total assets                                                                 $ 95,575         $ 79,458
                                                                                 ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $  4,830         $  5,238
    Accrued expenses                                                                5,539            6,842
    Current portion of capital lease obligations                                    1,373            1,019
    Current portion of notes payable                                                1,350              395
                                                                                 --------         --------
      Total current liabilities                                                    13,092           13,494
Capital lease obligations, net of current portion                                   1,163            1,012
Notes payable, net of current portion                                              17,949           14,667
Other long-term liabilities                                                        12,416            5,669
                                                                                 --------         --------
      Total liabilities                                                            44,620           34,842
                                                                                 --------         --------

Commitments and contingencies (Note 11)

Shareholders' equity:
    Preferred stock (authorized 5,000,000 shares, none issued)                          -                -
    Common stock ($.01 par value per share; authorized 30,000,000 shares; 12,174,524 and 12,017,647 issued and outstanding at
      June 30, 2002 and July 1, 2001, respectively)                                   122              120
    Additional paid-in capital                                                     81,546           80,343
    Accumulated deficit                                                           (30,713)         (35,847)
                                                                                 --------         --------
      Total shareholders' equity                                                 $ 50,955         $ 44,616
                                                                                 --------         --------
        Total liabilities and shareholders' equity                               $ 95,575         $ 79,458
                                                                                 ========         ========


        See accompanying notes to consolidated financial statements.

                          CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         Fiscal Years Ended June 30, 2002, July 1, 2001 and July 2, 2000
                      (In thousands, except per share data)

                                                                              Fiscal Year Ended
                                                                   --------------------------------------
                                                                    June 30,        July 1,       July 2,
                                                                      2002           2001           2000
                                                                   ---------       --------       --------
Revenues:
    Sales                                                          $ 157,889       $132,672       $108,643
    Franchising and royalty, net                                         648            644            802
                                                                   ---------       --------       --------
       Total revenues                                                158,537        133,316        109,445
                                                                   ---------       --------       --------
Costs and expenses:
    Cost of sales and operating expenses                             136,101        112,469         94,446
    General and administrative expenses                                8,599          7,687          6,804
    Depreciation and amortization                                      6,435          5,517          4,072
    Expenses related to predecessor companies                            305            534              -
    Impairment, exit and other charges                                     -              -            460
    Interest expense and income, net                                   1,613          1,471            132
    Other (income) expense                                               (12)           (83)           147
    Loss on sale of investments                                            -              -          1,034
                                                                   ---------       --------       --------
      Total costs and expenses                                       153,041        127,595        107,095
                                                                   ---------       --------       --------
Income from continuing operations                                      5,496          5,721          2,350
      Loss from discontinued operations                                 (153)           (77)             -
                                                                   ---------       --------       --------
Net income before income taxes                                         5,343          5,644          2,350
    Income tax benefit (expense)                                        (209)         7,893            (77)
                                                                   ---------       --------       --------
Net income                                                         $   5,134       $ 13,537       $  2,273
                                                                   =========       ========       ========

Basic income (loss) per share:
    Income before discontinued operations                          $    0.43       $   1.15       $   0.20
    Loss from discontinued operations                                  (0.01)         (0.01)             -
                                                                   ---------       --------       --------
      Net income                                                   $    0.42       $   1.14       $   0.20
                                                                   =========       ========       ========

Diluted income (loss) per share:
    Income before discontinued operations                          $    0.41       $   1.10       $   0.19
    Loss from discontinued operations                                  (0.01)           $ -              -
                                                                   ---------       --------       --------
      Net income                                                   $    0.40       $   1.10       $   0.19
                                                                   =========       ========       ========

Basic weighted average shares outstanding                             12,104         11,871         11,654
                                                                   =========       ========       ========

Diluted weighted average shares outstanding                           12,864         12,363         11,742
                                                                   =========       ========       ========





          See accompanying notes to consolidated financial statements.

                         CHAMPPS ENTERTAINMENT, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         Fiscal Years Ended June 30, 2002, July 1, 2001 and July 2, 2000
                        (In thousands, except share data)


                                                                                                              Total
                                                 Common         Common        Additional     Accumulated   Shareholders'
                                                 Shares          Stock      Paid-in Capital   Deficit        Equity
                                                ----------      -------     ---------------  -----------   ------------
Balance, June 27, 1999                          11,647,427       $ 116       $ 79,360        $(51,657)      $ 27,819
Common shares issued                                11,989           1             29               -             30
Net income                                               -           -              -           2,273          2,273
                                                ----------       -----       --------        ---------      --------
Balance, July 2, 2000                           11,659,416         117         79,389         (49,384)        30,122
Common shares issued                               358,231           3          1,256               -          1,259
Non-cash stock compensation                              -           -            286               -            286
Loan for exercise of stock options                       -           -           (550)              -           (550)
Interest on loan for exercise of stock options           -           -            (38)              -            (38)
Net income                                               -           -              -          13,537         13,537
                                                ----------       -----       --------        ---------      --------
Balance, July 1, 2001                           12,017,647         120         80,343         (35,847)        44,616
Common shares issued                               156,877           2            902               -            904
Income tax benefit of stock options exercised            -           -            162               -            162
Non-cash stock compensation                              -           -            189               -            189
Interest on loan for exercise of stock options           -           -            (50)              -            (50)
Net income                                               -           -              -           5,134          5,134
                                                ----------       -----       --------        ---------      --------
Balance, June 30, 2002                          12,174,524       $ 122       $ 81,546        $(30,713)      $ 50,955
                                                ==========       =====       ========        =========      ========

          See accompanying notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Fiscal Years Ended June 30, 2002, July 1, 2001 and July 2, 2000
                                 (In thousands)

                                                                      Fiscal Years Ended
                                                               -----------------------------------
                                                               June 30,      July, 1       July 2,
                                                                 2002          2001         2000
                                                               -------       -------       -------
Cash flows from operating activities:
Net income                                                     $ 5,134      $ 13,537       $ 2,273
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                               6,801         5,860         4,448
     Non-cash compensation                                         189           286           500
     Interest on loan for exercise of stock options                (50)          (38)            -
     Deferred tax benefit                                         (559)       (8,153)            -
     Gain on sale of asset held for sale                             -           (75)            -
     Loss on write-off of notes receivable                           -             -           146
     Impairment, exit costs and other charges                        -             -           460
     Loss on sale of investments                                     -             -         1,034
Changes in assets and liabilities, net of dispositions:
   Accounts receivable                                            (152)         (578)         (224)
   Inventories                                                    (407)         (272)         (817)
   Prepaid expenses and other current assets                       147          (470)          317
   Accounts payable                                               (408)          731          (757)
   Accrued expenses                                             (1,303)         (678)          (50)
   Other assets                                                   (187)         (459)        1,527
   Other long-term liabilities                                    (455)           49        (3,603)
                                                               -------       -------       -------
     Net cash provided by operating activities                   8,750         9,740         5,254
                                                               -------       -------       -------

Cash flows from investing activities:
Proceeds from sale of investments                                    -             -         1,714
Purchase of property and equipment                             (17,349)      (15,207)      (13,929)
Change in restricted cash                                         (276)         (317)        2,556
Purchase of restaurants from franchisees                             -             -       (11,350)
Net proceeds from net assets held for sale                           -           527           768
                                                               -------       -------       -------
   Net cash used in investing activities                       (17,625)      (14,997)      (20,241)
                                                               -------       -------       -------

Cash flows from financing activities:
Proceeds from issuance of common stock                             904           671            30
Income tax benefit of stock options exercised                      162             -             -
Repayment of notes payable and capitalized lease obligations    (2,096)       (2,731)       (2,410)
Proceeds from notes payable issuance                             5,000           500        14,500
Proceeds from sale-leaseback                                         -         3,031             -
Proceeds from capital lease transactions                         1,838             -             -
Proceeds from tenant improvement allowances                      6,449           674             -
                                                               -------       -------       -------
   Net cash provided by financing activities                    12,257         2,145        12,120
                                                               -------       -------       -------

Net increase (decrease) in cash and cash equivalents             3,382        (3,112)       (2,867)
Cash and cash equivalents at beginning of period                 1,261         4,373         7,240
                                                               -------       -------       -------
Cash and cash equivalents at end of period                     $ 4,643       $ 1,261       $ 4,373
                                                               =======       =======       =======

                                   CONTINUED

                           CHAMPPS ENTERTAINMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
         Fiscal Years Ended June 30, 2002, July 1, 2001 and July 2, 2000
                                 (In thousands)

                                                                                           Fiscal Years Ended
                                                                                  -----------------------------------
                                                                                  June 30,      July, 1        July 2,
                                                                                    2002          2001          2000
                                                                                  -------       -------        -------
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest, net of amount capitalized                                          $ 1,613       $ 1,864         $ 699
     Income taxes, net of refunds                                                     175           438            27

Supplemental disclosures of non-cash investing and financing activities:
   Tenant improvement allowances not yet received                                 $   753       $     -         $   -
   Loan for exercise of stock options - Note 14                                         -           550             -


          See accompanying notes to consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Fiscal Years Ended June 30, 2002, July 1, 2001 and July 2, 2000


1.       Background and Basis of Presentation

Background

Champps Entertainment, Inc. (the "Company"), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. ("DAKA International") pursuant to the transactions described below in Note 2 (the "Spin-off" or "Spin-off Transaction"). At inception, and continuing through November 1998, the Company's principal business activities were to own and operate the restaurant operations previously operated by various subsidiaries and divisions of DAKA International prior to the formation and the Spin-off of the Company. At June 30, 2002, the Company's principal business activity is to own, operate and franchise Champps Americana casual dining restaurants that serve customers in upscale restaurant settings in eighteen states throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Champps Entertainment Inc. and its consolidated subsidiaries. On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers, Inc. ("Fuddruckers") to King Cannon, Inc. as discussed more fully in Note 4. The historical results of operations of Fuddruckers, Inc. and its majority owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI") have been treated as discontinued operations for all periods presented. Significant intercompany balances and transactions have been eliminated in consolidation.

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

3.       Summary of Significant Accounting Policies

Fiscal Year

The Company's fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended June 30, 2002, July 1, 2001 and July 2, 2000, are referred to as 2002, 2001, and 2000, respectively. Fiscal 2000 consisted of 53 weeks. Fiscal 2002 and 2001 each consisted of 52 weeks.

Significant Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company's consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of property and equipment, the recoverability of goodwill, the recognition of deferred tax assets, accruals for the self insured risk relating to workers' compensation and general liability and accruals relating to representations and warranties provided in connection with the Spin-off Transaction and Fuddruckers Sale. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value due to their short-term maturities. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $1,030,000 and $754,000 at June 30, 2002 and July 1, 2001, respectively. Such collateral commitments expire within the twelve-month period after the balance sheet dates presented and accordingly, have been classified as current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable largely consist of credit card receivables representing three to four days' credit card sales that have not, at the balance sheet date, been processed by the credit card processor and remitted to the Company. Accounts receivable also includes amounts due from the Company's franchisees for the payment of franchise royalty fees that are paid monthly in arrears and other receivables that may arise in the ordinary course of business. The Company's allowance for uncollectible accounts receivable and related bad debt expense are not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents, restricted cash and accounts receivable. We currently maintain our day-to-day operating cash, temporary excess cash and restricted cash balances with two major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. At most times, cash balances would be in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. We consider the concentration of credit risk for accounts receivable to be minimal as a result of the short-term nature of our credit card receivables, the credit worthiness of the credit card processor and payment histories of the Company's franchisees.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares. Subsequent purchases of smallwares are charged to expense when purchased. Approximately 80% of the Company's food products and supplies are purchased under a distribution contract with Sysco Corporation. Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those received currently.

The components of inventories were as follows (in 000's):

                                                     June 30,         July 1,
                                                      2002             2001
                                                     -------          -------
Food and liquor products                             $   967          $   924
Smallwares                                             1,332            1,057
Supplies                                                 402              313
                                                     -------          -------
    Total inventory                                  $ 2,701          $ 2,294
                                                     =======          =======



Prepaid Expenses and Other Current Assets

The Company has cash outlays in advance of expense recognition for items such as rent, interest, financing fees, income taxes and service contracts. All amounts identified as prepaid expenses and other current assets will be utilized during the twelve-month period after the balance sheet dates presented and accordingly, have been classified as current assets in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the asset's estimated useful life. Useful lives range from 15 to 20 years for buildings and leasehold improvements and 3 to 7 years for equipment.

Other Assets

Other assets predominantly consist of long-term lease, utility and other deposits, deferred financing fees and liquor licenses. Deferred financing fees are amortized using the straight-line method to interest expense over the life of the related loan. Liquor licenses are amortized using the straight-line method over the term of the related restaurant lease.

Loss Contingencies

The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. Contingent obligations are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," which requires that the Company assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company's financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Reserves for self-insurance are determined based on the insurance companies incurred loss estimates and management's judgment.

The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Leases

The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 "Accounting for Leases" and subsequent amendments which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes.

Deferred Rent Liabilities

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. In addition, lease incentive payments ("tenant improvement allowances") received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Sales Recognition

Sales are recognized when services are performed.

Franchising and Royalty Income

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $648,000, $644,000 and $802,000 during 2002, 2001 and 2000, respectively.

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal 2002, 2001 or 2000.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities. Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected three years' future taxable income. The change in the valuation allowance takes into account actual current year taxable income and any adjustments to the three-year taxable income forecast.

Accounting for Stock-Based Compensation

The Company continues to apply APB Opinion No. 25 and related interpretations including FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" issued in March 2000, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the stock option. The Company discloses the required pro forma effect on results from operations and net income (loss) per share in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 12).

Equity and Income (Loss) Per Share

The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 12,174,524 and 12,017,647 shares were issued and outstanding as of June 30, 2002 and July 1, 2001, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

The following table sets forth the computation of basic and diluted earnings per share (in 000's except per share data):

                                                                            2002            2001             2000
                                                                          -------         --------         --------
Income before discontinued operations                                     $ 5,287         $ 13,614         $ 2,273
Loss from discontinued operations                                            (153)             (77)              -
                                                                          -------         --------         -------
Net income                                                                $ 5,134         $ 13,537         $ 2,273
                                                                          =======         ========         =======

Basic income (loss) per share:
     Weighted average shares outstanding                                   12,104           11,871          11,654

     Income before discontinued operations per share - basic              $  0.43         $   1.15         $  0.20
     Loss from discontinued operations per share - basic                    (0.01)           (0.01)              -
                                                                          -------         --------         -------
         Net income per share - basic                                     $  0.42         $   1.14         $  0.20
                                                                          =======         ========         =======

Diluted income (loss) per share:
     Weighted average shares outstanding                                   12,104           11,871          11,654
     Net effect of dilutive stock options based on the
         treasury stock method using average market price                     760              492              88
                                                                          -------         --------         -------
     Total shares outstanding for computation of per share earnings        12,864           12,363          11,742
                                                                          =======         ========         =======

     Income before discontinued operations per share - diluted            $  0.41         $   1.10         $  0.19
     Loss from discontinued operations per share - diluted                  (0.01)               -               -
                                                                          -------         --------         -------
         Net income per share - diluted                                   $  0.40         $   1.10         $  0.19
                                                                          =======         ========         =======



In 2002, conversion of approximately 11,800 stock options would have been anti-dilutive and, therefore, were not considered in the computation of diluted income (loss) per share.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

Beginning in fiscal 2002, the Company evaluated impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective. Actual amounts realized through operations or upon disposition of related assets may differ significantly from our estimate.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141. "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements prohibited pooling-of-interests accounting for transactions initiated after June 30, 2001, require the use of the purchase method of accounting for all combinations after June 30, 2001, and establish new standards for accounting for goodwill and other intangibles acquired in business combinations. Goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Certain other intangible assets with indefinite lives, if present, may also not be amortized. Instead, goodwill and other intangible assets with indefinite lives are subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future could be required. The revised standards include transition rules and requirements for identification, valuation and recognition of a much broader list of intangibles as part of business combinations than prior practice, most of which will continue to be amortized if determined to have a finite life. The Company's financial statements may be affected by the results of future periodic tests for impairment.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore does not believe its adoption will have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operation are to be measured and presented. SFAS No. 144 is effective beginning in fiscal 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (as defined in that issue) was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

4.       Purchase of Franchised Restaurants

On June 29, 2000, the Company purchased two restaurants located in Eden Prairie and Minnetonka, Minnesota from existing franchisees. The Company paid $5,675,000 in cash for each of the two restaurants. Concurrent with the acquisitions, the Company entered into two separate loan agreements each in the amount of $4,750,000, the terms of which are described in Note 9. The Company accounted for the acquisition of the restaurants using the purchase method in accordance with Accounting Principles Board ("APB") Opinion No. 16. Accordingly, the purchase price was allocated to the assets and liabilities acquired based upon their estimated fair value using third party appraisals and other available information. The excess of purchase price over the estimated fair value of identifiable assets and liabilities was recorded as goodwill. The final purchase allocation completed in 2001 based on appraisal, resulted in an increase in amounts initially allocated to goodwill of $1,435,000, and a corresponding decrease in amounts initially allocated to property and equipment. The resulting goodwill balance of $5,260,000 was being amortized over the estimated useful life of 20 years using the straight-line method and related amortization expense of $191,000 was recorded in 2001. Had SFAS No. 142 been adopted in 2001, net income would have been $13,720,000 compared to the reported $13,537,000, basic earnings per share would have been $1.16 compared to the reported $1.14 and diluted earnings per share would have been $1.11 compared to the reported $1.10. No related amortization expense was recorded in 2002 as a result of the Company adopting SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 3). Had the Company not adopted SFAS No. 142, the Company would have recognized amortization expense of $191,000 in 2002.

5.       Disposition Transactions

Sale of Fuddruckers

On November 24, 1998, the Company completed the sale of all of the outstanding common stock of Fuddruckers to King Cannon, Inc. ("King Cannon") pursuant to a Stock Purchase Agreement (the "Agreement"), dated as of July 31, 1998 (the "Fuddruckers Sale"). The sale price was $43.0 million in cash, subject to certain adjustments. As of June 30, 2002, all matters associated with certain contingent obligations related to the sale of Fuddruckers had been settled with the exception of a state sales tax audit that was settled in July 2002. See Note 11 - Commitments and Contingencies, for additional discussion regarding these liabilities. All funds previously held in an escrow account for certain contingent liabilities have been released from the escrow account per the original escrow agreement.

6.       Investments

Prior to 2000, the Company held an investment in the form of convertible redeemable preferred stock in a mexican restaurant franchisor and operator. The investment was sold in 2000. The Company recorded a loss of $1,034,000 upon the sale of the convertible redeemable preferred stock.

7.       Property and Equipment

Property and equipment consisted of the following (in 000's):

                                                                  June 30,            July 1,
                                                                    2002               2001
                                                                  -------            -------
Land                                                              $ 2,923            $ 2,923
Buildings & leasehold improvements                                 53,462             42,825
Equipment                                                          33,723             26,337
Construction in progress                                            2,766              3,440
                                                                  -------            -------
                                                                   92,874             75,525
Accumulated depreciation and amortization                         (25,333)           (18,572)
                                                                  -------            -------
     Total property and equipment                                 $67,541            $56,953
                                                                  =======            =======



8.       Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000's):

                                                                    June 30,          July 1,
                                                                      2002              2001
                                                                     -------          -------
Salaries, wages and related taxes                                    $ 1,884          $ 1,460
Accrued taxes, predominantly sales and property                        1,740            1,553
Accrued insurance                                                         95              445
Predecessor obligations (sales taxes, legal and insurance)               872            1,651
Accrual for capital asset purchases                                        -              957
Other                                                                    948              776
                                                                     -------          -------
                                                                     $ 5,539          $ 6,842
                                                                     =======          =======



The components of other long-term liabilities were as follows (in 000's):

                                                                    June 30,         July 1,
                                                                      2002            2001
                                                                    --------         -------
Tenant improvement allowances                                       $ 10,170         $ 3,483
Deferred rents                                                         1,665           1,390
Accrued insurance                                                         50              60
Predecessor obligations (sales taxes, legal and insurance)               500             615
Other                                                                     31             121
                                                                    --------         -------
                                                                    $ 12,416         $ 5,669
                                                                    ========         =======




9.       Long-Term Debt

The components of long-term debt were as follows (in 000's):

                                                                  June 30,           July 1,
                                                                    2002              2001
                                                                  --------          --------
Notes payable                                                     $ 19,299          $ 15,062
Capital lease obligations                                            2,536             2,031
                                                                  --------          --------
                                                                    21,835            17,093
Less current portion                                                (2,723)           (1,414)
                                                                  --------          --------
   Total                                                          $ 19,112          $ 15,679
                                                                  ========          ========




Maturities of debt, including capital lease obligations, at June 30, 2002 were as follows (in 000's):

2003                                                              $  2,723
2004                                                                 1,901
2005                                                                 1,905
2006                                                                 1,612
2007                                                                 1,093
Thereafter                                                          12,601
                                                                  --------
                                                                  $ 21,835
                                                                  ========

Notes payable and capital lease obligations consisted of the following (in
000's):

                   Effective                   Balance     Nature       Nature of collateral       Maturity
                    interest       Face         at June      of
Lender               rate          Amount      30, 2022     Debt
--------------------------------------------------------------------------------------------------------------
FINOVA              10.23%        $ 5,000      $ 4,815    Mortgage      Lombard restaurant          May, 2010
                                                          Financing
FINOVA              10.36%          4,750        4,592    Mortgage      EdennPrairie restaurant     May, 2010
                                                          Financing
FINOVA              10.36%          4,750        4,592    Mortgage      Minnetonka restaurant       May, 2010
                                                          Financing
Gateway Center      12.00%            500          475    Note Payable  West Bloomfield restaurant  Sept., 2015

GE Capital     Commercial Paper     3,022        2,755    Note Payable  Various equipment           Dec., 2006
                    +3.75%
GE Capital     Commercial Paper     1,978        1,862    Note Payable  Various equipment           Feb., 2007
                    +3.75%
Capital leases      Various        Various       2,536    Capital Lease Various equipment and       Various
                                                                        leasehold improvement
Notes payable to    10.00%            500          208    Note Payable       Unsecured              Dec., 2003
former employee                               --------
                                              $ 21,835
                                              ========




The Finova Capital term loans require that we maintain a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Finova Capital term loans also contain covenants that, subject to specified exceptions, restrict our ability to incur additional debt, incur liens, engage in mergers or acquisitions, incur contingent liabilities, make dividends or distributions, pay indebtedness for borrowed money, make investments or loans and sell assets, develop new restaurants, change facility sites, sell or transfer assets, amend specified agreements, acquire additional properties, issue capital stock and engage in transactions with affiliates. As of the date of this filing, we are in compliance with all financial ratios and covenants.

The GE Capital loans require that we maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum ratio of earnings before interest, taxes, depreciation and amortization compared to debt and a maximum funded indebtedness ratio. We were in compliance with all of these financial ratios as of June 30, 2002.

10.      Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in
000's):

                                               2002              2001
                                              -------           -------
Deferred tax assets:
  Net operating loss carryforwards            $20,759           $20,705
  Deferred rent                                   642               458
  FICA tip and targeted jobs tax credit         1,772               826
  Accrued expenses                                624             2,526
  Capital leases                                  288               540
  Other                                            93               137
                                              -------           -------
Total deferred tax assets                      24,178            25,192
                                              -------           -------
Less valuation allowance                      (15,195)          (16,958)
                                              -------           -------
Net, total deferred tax assets                $ 8,983           $ 8,234
                                              =======           =======

Deferred tax liabilities:
  Property and equipment                      $   (75)          $   (20)
  Goodwill                                       (196)              (61)
                                              -------           -------
Total deferred tax liabilities                $  (271)          $   (81)
                                              =======           =======

                                              -------           -------
Net deferred tax assets and liabilities       $ 8,712           $ 8,153
                                              =======           =======

Current portion                               $ 2,000           $ 2,000
Long-term                                       6,712             6,153


The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense (benefit) (in 000's):

                                                                   2002           2001             2000
                                                                  -------        -------          ------
Income tax provision (benefit) computed at statutory federal
   income tax rates                                               $ 1,841        $ 1,919          $  823
FICA tip and targeted job tax credit                                 (614)          (536)              -
Non- deductible costs                                                  23            292             154
Decrease in the valuation allowance                                (1,763)        (9,977)         (1,041)
State income tax provision                                            188            260              77
Other, net                                                            534            149              64
                                                                  -------        -------          ------
   Income tax expense (benefit)                                   $   209        $(7,893)         $   77
                                                                  =======        =======          ======




Total income tax expense (benefit) includes current income tax expense of $768,000, $260,000 and $77,000 and deferred income tax benefit of $559,000,
$8,153,000 and $0 in 2002, 2001 and 2000, respectively. As of June 30, 2002, the
Company had federal net operating loss carryforwards of approximately $54.9 million expiring at various dates through 2020. The Company's FICA tip and targeted job tax credits may be used to offset federal income taxes and expire in 2022. For the fiscal years ended 2002, 2001and 2000, the Company recognized deferred tax assets based on projected future taxable income for three years and the reversal of deferred tax liabilities. During 2002, 2001 and 2000, the valuation allowance of deferred tax assets decreased $1,763,000, $9,977,000 and $1,041,000, respectively. The change in the valuation allowance takes into account actual current year taxable income and adjustments to the three-year taxable income forecast.

11.      Commitments and Contingencies

Fuddruckers Representations and Indemnity

The Agreement contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to King Cannon on account of any breach by the Company of any of its covenants or agreements under the Stock Purchase Agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if King Cannon is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require King Cannon to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by King Cannon or Fuddruckers) that are being transferred pursuant to the Stock Purchase Agreement in such a manner as to rescind the transactions contemplated by the Stock Purchase Agreement based upon a formula price. The Company believes the risk for significant claims for indemnification being presented by King Cannon is remote.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Spin-off. In addition, the Company entered into a Post-Closing Covenants Agreement that provided for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the Spin-off Transaction Date but unidentified at such date. This indemnification began to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers' compensation claims and general liability claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon the Company's estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle those obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers' compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the Spin-off Transaction, the Company is obligated to indemnify Compass for all claims arising subsequent to the Spin-off Transaction, including claims related to employees of DAKA International not continuing with the Company after the Spin-off Transaction, that relate to events occurring prior to the Spin-off Transaction Date. The Company believes that any claims related to its obligation to further indemnify Compass after June 30, 2002 are adequately accrued.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. We are contractually obligated to indemnify DAKA for this matter and are currently protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters.

Additionally, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from Federal and state agencies. As of June 30, 2002, the Company is in the process of settling several such assessments. Substantially all of the claims relate to predecessor businesses for which the Company has agreed to assume obligations. Tax reserves are accrued based upon the Company's estimates of the ultimate settlement of the contingencies. As of June 30, 2002, the Company had $877,000 accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International events occurring prior to the Spin-off Transaction Date. The Company believes that amounts are adequately accrued. Actual amounts required to settle those obligations may exceed those estimates.

Reserves

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company had recorded reserves for Champps obligations, including self-insurance claims and exit costs associated with the Company's relocation to Denver, Colorado. Adjustments to the reserves are recorded as a charge or credit to expense based upon changes in management's estimate of the amount of the ultimate settlement. The Company believes that these reserves are adequate to provide for the outcome of the related contingencies. Such amounts are expected to be paid over the next several years as the amounts become known and payable.

The following table displays the activity and balances relating to the reserves (in 000's):

                                               Predecessor      Assets Held       Total
                                               Obligations        for Sale       Reserves
                                                -------            -----          -------
Balance at July 2, 2000                         $ 4,352            $ 450          $ 4,802
Expense (income) recognition                        653              (75)             578
Payments                                         (2,739)            (375)          (3,114)
                                                -------            -----          -------
Balance at July 1, 2001                           2,266                -            2,266
Expense recognition                                 541                -              541
Payments                                         (1,435)               -           (1,435)
                                                -------            -----          -------
Balance at June 30, 2002                        $ 1,372            $   -          $ 1,372
                                                =======            =====          =======



During fiscal 2002, the Company recognized additional liabilities of $541,000 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consists of $305,000 identified as expenses related to predecessor companies on the consolidated statement of operations and $236,000, less a tax benefit of $83,000, identified as a loss from discontinued operations.

During fiscal 2001, the Company recognized additional liabilities of $653,000 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consists of $534,000 identified as expenses related to predecessor companies on the consolidated statement of operations and $119,000, less a tax benefit of $42,000, identified as a loss from discontinued operations.

In 2000, the Company recorded approximately $460,000 in exit costs against continuing operations. Included in exit costs was approximately $152,000 related to the termination of nine employees and the termination of the Wayzata, Minnesota lease and other obligations.

The predecessor obligations reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned DAKA International. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon Daka's meritorious arguments associated with its appeal and relevant legal precedents. Based on Daka's meritorious arguments and relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.4 million associated with this matter based on our estimate of the ultimate compensatory damages and legal fees anticipated to be awarded. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

From time-to-time, additional lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others relate to operational issues common to the food service industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current employees or others from time-to-time that are believed to be common for businesses such as ours. Other than the matters described above, the Company is currently not a party to any litigation that could have a material adverse effect on the Company's consolidated financial position or results of operations and the Company is not aware of any such threatened litigation.

Leases

The Company has entered into lease agreements for certain restaurant facilities and office space. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 20 years. Many of the leases contain escalation clauses. Certain leases contain provisions that require additional payments based on sales performance ("contingent rentals") and the payment of common area maintenance charges and real estate taxes. Contingent rentals are accrued monthly as the liabilities are incurred.

The Company has funded the development and sale-leaseback of nine restaurants with AEI Fund Management, Inc. ("AEI") through an agreement executed in December 1995. Pursuant to the terms of the agreement, the Company would sell and lease-back from AEI, Champps restaurants to be constructed and would pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price would be equal to the total project cost of the property, as defined in the agreements, not to exceed its appraised value (the "Purchase Price"). The leases provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent increases based on the consumer price index. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of the Company.

The Company has a commitment for the sale-leaseback of three additional restaurants with AEI through an agreement executed in October 2001. The terms of this agreement are similar to the terms of the initial AEI agreement. Our Houston, TX restaurant that opened on September 16, 2002 was developed under this commitment. The Company currently has two remaining locations to be developed under this commitment.

Future minimum lease payments pursuant to leases with non-cancelable lease terms excluding option periods in excess of one year at June 30, 2002 were as follows (in 000's):

Fiscal Years Ending                                               Operating Leases        Capital Leases
-------------------                                               ----------------        --------------
2003                                                                  $ 11,540              $ 1,548
2004                                                                    12,206                  616
2005                                                                    12,282                  552
2006                                                                    12,438                  123
2007                                                                    12,367                    -
Thereafter                                                             125,500                    -
                                                                      --------              -------
Total future minimum lease payments                                   $186,333                2,839
                                                                      ========
Less amount representing interest                                                              (303)
                                                                                            -------
Present value of future minimum lease payments                                              $ 2,536
                                                                                            =======




Total rent expense in 2002, 2001 and 2000 approximated $10,160,000, $7,648,000 and $7,055,000, respectively. Contingent rentals based on sales exceeding specified limits included in rent expense for 2002, 2001 and 2000 approximated $526,000, $539,000 and $498,000, respectively.

12.      Stock Options and Employee Benefit Plans

Stock Options

In July 1997, the Company adopted a stock option and incentive plan for the benefit of the employees and non-employee directors of the Company whereby the Company authorized and reserved for issuance 1,250,000 shares of common stock. In connection with the Spin-off Transaction, each outstanding option held by a Company employee to acquire DAKA International common stock was converted into an option to acquire one share of common stock of the Company and one share of common stock of DAKA International (the "Adjusted Options"). The exercise prices of the Adjusted Options were determined such that each option holder will remain in an equivalent economic position before and after the Spin-off Transaction.

On November 4, 1999, the Company authorized and reserved for issuance 750,000 shares of common stock in connection with a non-qualified stock option agreement with the Company's chief executive officer. The options were to expire on June 30, 2001 and are exercisable at $4.00 per share. On September 28, 2000, the employment agreement of the Company's chief executive officer was amended and restated. At that time the expiration date of the options previously granted on November 4, 1999 were extended to June 30, 2003. The Company recorded non-cash compensation expense of $189,000 and $286,000 for the years ended June 30, 2002 and July 1, 2001, respectively, related to the extension of termination dates on these options which resulted in a remeasurement date. Although the price of the options extended were above the fair market value on the original grant date, the price of the options were below the fair market value of the underlying stock on the extension date. The non-cash compensation expense was included in general and administrative expenses.

The Company has granted options to the Company's board of directors, its executive officers, managers and directors in the corporate office, the regional directors of operations and the general managers of the restaurants. In addition, options have been granted to the corporate office employees below the level of manager and director.

The following table presents activity under the Company's stock option plans:

                                                                               Weighted          Weighted
                                                            Number of       Average Exercise   Average Grant
                                                             Options              Price        Date Fair Value
                                                            ---------       ----------------   ---------------
Outstanding at June 27, 1999                                  817,675           $ 5.12
      Granted                                                 963,750             4.00             $ 2.94
      Forfeited                                              (165,975)            5.71
                                                            ---------           ------
Outstanding at July 2, 2000                                 1,615,450           $ 4.39
      Granted                                                 204,750             5.75               4.32
      Exercised                                              (318,749)            3.60
      Forfeited                                               (14,167)            3.65
                                                            ---------           ------
Outstanding at July 1, 2001                                 1,487,284           $ 4.76
      Granted                                                 274,250             7.50               6.85
      Exercised                                              (124,726)            5.10
      Forfeited                                               (71,253)            6.69
                                                            ---------           ------
Outstanding at June 30, 2002                                1,565,555           $ 5.15
                                                            =========           ======



The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

                                                              Options          Weighted Average
                                                             Exercisable       Exercisable Price
                                                             -----------       -----------------
              July 2, 2000                                     715,950                $4.89

              July 1, 2001                                     461,617                 5.76

              June 30, 2002                                  1,196,717                 4.67


The following table sets forth information regarding options outstanding at June 30, 2002:

                                           Weighted       Weighted Average         Number         Weighted Average
  Number of Options     Range of Prices  Average Price       Remaining           Currently      Price for Currently
                                                          Contraltual Life      Exercisable          Exercisable
-------------------------------------------------------------------------------------------------------------------

     880,003             $4.00 - $ 4.82      $4.01             1.8                839,828             $ 4.01
     157,002              5.12 -   5.75       5.69             7.9                 72,339               5.61
     281,750              6.03 -   6.50       6.32             1.5                281,750               6.32
     246,800              7.11 -  13.80       7.53             9.2                  2,800              10.22


The Company applies APB Opinion No. 25 to account for various stock plans. However, if compensation cost for stock option grants issued to Company employees during 2002, 2001 and 2000 had been determined using the fair value method under the provisions of SFAS No. 123, the Company's net income and net income per share would have been decreased to the pro forma amounts shown below (in 000's):

                                                      2002           2001           2000
                                                      ----           ----           ----
Net income:
   As reported                                     $ 5,134          13,537          2,273
   Proforma                                        $ 4,623          13,019          1,314
Basic net income per share:
   As reported                                     $  0.42            1.14           0.20
   Proforma                                        $  0.38            1.10           0.11



The pro forma net income reflects the compensation cost only for those options granted after July 2, 1995.

The fair value of each stock option granted in 2002, 2001 and 2000 under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

                               Weighted Average     Average Expected
                                Risk Free Rate          Life               Volatility         Dividend Yield
                               ----------------     ----------------       ----------         --------------

              2000                  5.71%              4.0 Years              80.1%               0.00%

              2001                  5.43%              2.5 Years             108.6%               0.00%

              2002                  3.25%              2.8 Years              72.0%               0.00%



The option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, eligible employees of the Company may participate in quarterly offerings of shares made by the Company. The participating employees purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2000, employees purchased approximately 12,000 shares for a total of $30,000. In fiscal 2001, employees purchased approximately 40,000 shares for a total of $173,000. In fiscal 2002, employees purchased 32,000 shares for a total of $207,000.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company's employees participated in a 401(k) retirement plan sponsored by DAKA International. Both plans enabled employees to contribute up to 15% of their annual compensation. The Company's discretionary contributions to the 401(k) Plan have been determined by the Board for fiscal 2002, 2001 and 2000, and by DAKA International before the Spin-off Transaction. The Company's contribution to the Plan for fiscal years 2001 and 2000 were $27,000 and $40,000, respectively. For fiscal 2002, the Company's discretionary contribution estimate of $78,000 has been accrued and is pending approval by the Board of Directors.

13.      Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

Current assets and liabilities - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments.

Capital lease obligations - The carrying value of capital lease obligations approximates fair value based upon current market interest rates available to the Company for similar instruments.

Notes payable - The carrying value of notes payable approximates fair value based upon current market rates available to the Company for similar instruments.

14.      Related Party Transactions

In fiscal 2001, the Company amended Mr. William Baumhauer's employment contract. Mr. Baumhauer is the Company's chairman of the board, president and chief executive officer. As part of the amended employment contract, the Company loaned $550,000 to Mr. Baumhauer. The loan is evidenced by a promissory note that bears interest at 9.0% and is due on September 30, 2003. The proceeds of the loan were used to exercise options to purchase 178,000 shares of the Company's common stock and pay related tax liabilities. The loan is secured by a pledge of the purchased stock.

In fiscal 2000, Bear Stearns & Co., the employer of Mr. Alan Schwartz, member of the Company's Board of Directors, received payment of $50,000 for out-of-pocket expenses associated with services related to the 1997 Spin-off transaction that were provided and accrued in fiscal 1999.

15.      Quarterly Financial Data (Unaudited)

The Company's quarterly results of operations for fiscal years 2002 and 2001 are summarized as follows (in 000's except per share data):

Fiscal 2002                                                         Quarter ended
                                             ----------------------------------------------------------
                                              September 30, December 30,    March 31,      June 30,
                                                  2001          2001           2002          2002
                                             ----------------------------------------------------------
Revenues                                       $ 34,825       $ 40,565      $ 41,230       $ 41,917
Preopening expenses                                 687          1,029           486            415
Expenses related to predecessor companies             -            283            22              -
Income from continuing operations                   516          1,179         1,802          1,999
Loss from discontinued operations                     -            153             -              -
Net income                                          476            973         1,766          1,919
Basic income per share:
      Income from continuing operations            0.04           0.09          0.15           0.16
      Net income                                   0.04           0.08          0.15           0.16
Diluted income per share:
      Income from continuing operations            0.04           0.09          0.14           0.15
      Net income                                   0.04           0.08          0.14           0.15

Fiscal 2001                                                         Quarter ended
                                             ----------------------------------------------------------
                                               October 1,   December 31,     April 1,       July 1,
                                                 2000           2000          2001           2001
                                             ----------------------------------------------------------
Revenues                                        $ 33,083       $ 34,064      $ 33,104       $ 33,065
Preopening expenses                                  243              7            93          1,127
Expenses related to predecessor companies              -              -           534              -
Income from continuing operations                  1,788          2,287         1,330            316
Loss from discontinued operations                      -              -            77              -
Net income (1)                                     1,698          2,197         9,326            316
Basic income per share:
      Income from continuing operations             0.15           0.19          0.79           0.03
      Net income                                    0.15           0.19          0.78           0.03
Diluted income per share:
      Income from continuing operations             0.14           0.18          0.75           0.03
      Net income                                    0.14           0.18          0.75           0.03

(1)   Net income in the third quarter of fiscal 2001 included a benefit for income taxes of $8.1 million as a result of the reversal of previously recorded deferred tax asset valuation allowance.

