Form 10-Q
period 2002-09-29
CHAMPPS ENTERTAINMENT INC/ MA
filed 2002-10-29
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

               For the quarterly period ended September 29, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________

                         Commission file number 0-22639

                          CHAMPPS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              04-3370491
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

10375 Park Meadows Drive, Suite 560, Littleton, Colorado                   80124
(Address of principal executive offices)                              (Zip Code)

                                 (303) 804-1333
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        Number of shares of Common Stock, $.01 par value, outstanding at
                         October 23, 2002: 12,379,959.

                           CHAMPPS ENTERTAINMENT INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of September 29, 2002 and June 30, 2002                         1

         Consolidated Statements of Operations - Three Months Ended September 29, 2002 and
                  September 30, 2001                                                                    2

         Consolidated Statements of Cash Flows - Three Months Ended September 29, 2002 and
                  September 30, 2001                                                                    3

         Consolidated Statement of Shareholders' Equity - Three Months Ended September 29, 2002         4

         Notes to Unaudited Consolidated Financial Statements - Three Months Ended September
                  29, 2002 and September 30, 2001                                                       5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations           9

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                     15

Item 4. Controls and Procedures                                                                        15

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                              16

Item 2. Changes in Securities and Use of Proceeds                                                      16

Item 3. Defaults upon Senior Securities                                                                16

Item 4. Submission of Matters to a Vote of Security Holders                                            16

Item 5. Other Information                                                                              16

Item 6. Exhibits and Reports on Form 8-K                                                               16

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           CHAMPPS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of September 29, 2002 and June 30, 2002
                        (In thousands except share data)
                                   (Unaudited)

                                                                  September 29,        June 30,
                                                                      2002              2002
                                                                    --------          --------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  3,424          $  4,643
   Restricted cash                                                     1,039             1,030
   Accounts receivable                                                 3,400             2,995
   Inventories                                                         2,799             2,701
   Prepaid expenses and other current assets                           3,247             1,643
   Deferred tax asset                                                  2,000             2,000
                                                                    --------          --------
     Total current assets                                             15,909            15,012

Property and equipment, net                                           69,880            67,541
Goodwill                                                               5,069             5,069
Deferred tax asset                                                     6,712             6,712
Other assets, net                                                      1,345             1,241
                                                                    --------          --------
   Total assets                                                     $ 98,915          $ 95,575
                                                                    ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  5,418          $  4,830
   Accrued expenses                                                    7,678             5,539
   Current portion of capital lease obligations                        1,176             1,373
   Current portion of notes payable                                    1,374             1,350
                                                                    --------          --------
     Total current liabilities                                        15,646            13,092
Capital lease obligations, net of current portion                        988             1,163
Notes payable, net of current portion                                 17,629            17,949
Other long-term liabilities                                           12,939            12,416
                                                                    --------          --------
     Total liabilities                                                47,202            44,620
                                                                    --------          --------

Commitments and contingencies

Shareholders' equity:
   Preferred stock (authorized 5,000,000 shares, none issued)              -                 -
   Common stock ($.01 par value per share; authorized 30,000,000 shares; 12,554,821 and 12,174,524 issued at September 29, 2002
     and June 30, 2002, respectively)                                    126               122
   Additional paid-in capital                                         83,683            81,546
   Accumulated deficit                                               (29,741)          (30,713)
   Treasury stock, at cost (233,121 shares at September 29, 2002)     (2,355)                -
                                                                    --------          --------
     Total shareholders' equity                                     $ 51,713          $ 50,955
                                                                    --------          --------
       Total liabilities and shareholders' equity                   $ 98,915          $ 95,575
                                                                    ========          ========



            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        The Three Months Ended September 29, 2002 and September 30, 2001
                      (In thousands except per share data)
                                   (Unaudited)

                                                   Three Months Ended
                                                   ------------------
                                                  Sept. 29    Sept. 30,
                                                    2002        2001
                                                   -------     -------
Revenues
   Sales                                           $41,332     $34,670
   Franchising and royalty, net                        148         155
                                                   -------     -------
   Total revenues                                   41,480      34,825
                                                   -------     -------

Costs and expenses
Restaurant operating expenses:
   Product costs                                    11,531       9,999
   Labor costs                                      13,556      11,348
   Other operating expense                           6,443       5,562
   Occupancy                                         3,718       2,861
   Depreciation and amortization                     1,767       1,489
                                                   -------     -------
     Total restaurant operating expenses            37,015      31,259
                                                   -------     -------
Restaurant operating and franchise contribution      4,465       3,566
   General and administrative expense                2,305       1,922
   Pre-opening expense                                 703         687
   Interest expense and income, net                    396         444
   Other (income) expense                               51          (3)
                                                   -------     -------
Income before income taxes                           1,010         516
   Income tax expense                                   38          40
                                                   -------     -------
Net income                                         $   972     $   476
                                                   =======     =======

Basic income per share:                            $  0.08     $  0.04
                                                   =======     =======

Diluted income per share:                          $  0.08     $  0.04
                                                   =======     =======

Basic weighted average shares outstanding           12,201      12,049
                                                   =======     =======

Diluted weighted average shares outstanding         12,919      12,730
                                                   =======     =======


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        The Three Months Ended September 29, 2002 and September 30, 2001
                                 (In thousands)
                                   (Unaudited)

                                                                            September 29,      September 30,
                                                                                2002               2001
                                                                             -------            -------
Cash flows from operating activities:
Net income                                                                   $   972            $   476
Adjustments to reconcile net income to net cash provided by
     operating activities:
         Depreciation and amortization                                         1,882              1,563
         Loss on disposal of assets                                               55                  -
         Non-cash compensation                                                     -                 94
         Interest on loan for exercise of stock options                          (11)                 -
     Changes in assets and liabilities:
         Accounts receivable                                                      45                240
         Inventories                                                             (98)               118
         Prepaid expenses and other current assets                            (1,604)               280
         Accounts payable                                                        588               (943)
         Accrued expenses                                                      2,139               (540)
         Other assets                                                           (115)               (14)
         Other long-term liabilities                                            (212)              (605)
                                                                             -------            -------
     Net cash provided by operating activities                                 3,641                669
                                                                             -------            -------

Cash flows from investing activities:
Purchase of property and equipment                                            (4,265)            (3,898)
Restricted cash balances                                                          (9)               (10)
                                                                             -------            -------
     Net cash used in investing activities                                    (4,274)            (3,908)
                                                                             -------            -------

Cash flows from financing activities:
Proceeds from issuance of common stock                                         2,152                294
Repurchase of common stock                                                    (2,355)                 -
Repayment of notes payable and capitalized lease obligations                    (668)              (367)
Proceeds from capital lease transactions                                           -              1,489
Proceeds from tenant improvement allowances                                      285              1,637
                                                                             -------            -------
     Net cash provided by (used in) financing activities                        (586)             3,053
                                                                             -------            -------

Net change in cash and cash equivalents                                       (1,219)              (186)
Cash and cash equivalents, beginning of period                                 4,643              1,261
                                                                             -------            -------
Cash and cash equivalents, end of period                                     $ 3,424            $ 1,075
                                                                             =======            =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest, net of amount capitalized and interest income             $   265            $   330
         Income taxes, net of refunds                                            169                 37
Supplemental disclosures of non-cash investing and financing activities:
     Tenant improvement allowances not yet received                          $   735            $     -



            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    The Three Months Ended September 29, 2002
                        (In thousands except share data)
                                   (Unaudited)



                                              Common Stock Isued                                   Treasury Stock
                                            -----------------------                            ----------------------
                                                                     Additional                                            Total
                                                                      Paid-in     Accumulated                          Shareholders'
                                             Shares       Amount      Capital      Deficit      Shares      Amount       Equity
                                            ----------------------- ----------   ------------- ---------------------- --------------

Balance, June 30, 2002                      12,174,524     $ 122      $81,546     $(30,713)          -     $     -        $50,955
Common shares issued                           380,297         4        2,148            -           -           -          2,152
Repurchase of common shares                          -         -            -            -     233,121      (2,355)        (2,355)
Interest on loan for exercise of stock
options                                              -         -          (11)           -           -           -            (11)
Net income                                           -         -            -          972           -           -            972
                                            ----------     ------     -------     --------     -------     -------        -------
Balance, September 29, 2002                 12,554,821     $ 126      $83,683     $(29,741)    233,121     $(2,355)       $51,713
                                            ==========     ======     =======     ========     =======     =======        =======


            See notes to unaudited consolidated financial statements.

                           CHAMPPS ENTERTAINMENT, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
          Three Months Ended September 29, 2002 and September 30, 2001
                                   (Unaudited)

1.  Nature of Business and Basis of Presentation

Nature of Business

As of September 29, 2002, Champps Entertainment, Inc. (the "Company," or "Champps") owned and operated 36 full-service, casual dining restaurants under the names of "Champps Americana" and "Champps Restaurant." The Company also franchised 12 restaurants under the name "Champps Americana." Champps operates in 18 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of September 29, 2002 and results of operations for the interim periods ended September 29, 2002 and September 30, 2001. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three-month period ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2003.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's annual report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company's Annual Report on Form 10-K.

2.  Earnings Per Share

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                         Three months ended
                                                                                 ----------------------------------
                                                                                 September 29,        September 30,
                                                                                     2002                  2001
                                                                                 -------------        -------------
                                                                                 -------------        -------------
Net income                                                                         $   972,000          $   476,000
                                                                                 =============        =============

Basic income per share:
    Weighted average shares outstanding                                             12,200,512           12,048,987

                                                                                 -------------        -------------
       Net income per share - basic                                                $      0.08          $      0.04
                                                                                 =============        =============

Diluted income per share:
    Weighted average shares outstanding                                             12,200,512           12,048,987
    Net effect of dilutive stock options based on the
       treasury stock method using average market price                                717,705              680,574
                                                                                 -------------        -------------
    Total shares outstanding for computation of per share earnings                  12,918,217           12,729,561
                                                                                 =============        =============

       Net income per share - diluted                                              $      0.08          $      0.04
                                                                                 =============        =============


3.  Commitments and Contingencies

Restricted Cash

The Company had $1,039,000 of restricted cash as of September 29, 2002. These funds serve primarily as collateral for insurance claims and construction related obligations.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA International, Inc. ("DAKA") $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company is contractually obligated to indemnify DAKA for this matter and is currently protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters. On October 11, 2002, Compass Group USA, Inc., a successor to DAKA, filed a complaint for declaratory judgment and temporary and permanent injunction relief with the Ninth Judicial Circuit Court in Orange County, Florida regarding the proposed assessment. The complaint alleges that the Florida Department of Revenue did not have a valid consent to extend the time to issue an assessment and therefore the statute of limitations expired on 77 of the 87 months of the proposed assessment.

In addition, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from Federal and state agencies. The Company is in the process of settling several such assessments. Tax reserves are accrued based upon the Company's estimates of the ultimate settlement of the contingencies. As of September 29, 2002, the Company had $0.4 million accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International pre-closing events. The Company believes that amounts are adequately accrued. Actual amounts required to settle those obligations may exceed those estimates.

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

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the employee's claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place prior to the Daka International spin-off. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon Daka's meritorious arguments associated with its appeal and relevant legal precedents. Based on Daka's meritorious arguments and relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.4 million associated with this matter based on our estimate of the ultimate compensatory damages and legal fees. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations.

From time-to-time, additional lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the restaurant industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current employees or others from time-to-time that are believed to be common for businesses such as ours. Relative to such matters, the Company is currently not a party to any litigation that could have a material adverse effect on the Company's consolidated financial position or results of operations and the Company is not aware of any such threatened litigation.

4.  Reserve Disclosure

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. The following table displays the activity and balances relating to these reserves during the three-month period ended September 29, 2002:

Balance at June 30, 2002                   1,372,000
Expense recognition                                -
Payments                                    (475,000)
                                          ----------
Balance at September 29, 2002             $  897,000
                                          ==========


The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

5.  Statements of Cash Flows

General and administrative expenses include depreciation and amortization expense on corporate assets of $115,000 and $74,000 in the three months ended September 29, 2002 and September 30, 2001, respectively.

6.  Shareholders' Equity and Stock Option Plans

On September 13, 2002, Mr. William Baumhauer, the Company's chairman, chief executive officer and president, announced he had entered into a stock trading plan which complies with the requirements of Rule 10b5-1 of the Securities and Exchange Commission. Under the plan, Mr. Baumhauer could exercise stock options to purchase up to 1,009,000 shares of common stock of the Company over the ensuing ten months. Rule 10b5-1 permits employees to adopt written plans at a time when they are not aware of material nonpublic information and to sell shares according to the plan on a regular basis, regardless of any subsequent nonpublic information they receive or the price of the stock at the time of the sale. Plans permitted under this rule allow an employee to minimize the effect of sales by spreading them over a more extended period than the traditional trading "windows" permitted under typical insider trading policies, and also avoid being prohibited from selling any shares for long periods of time due to nonpublic information they may possess during traditional windows. These stock options expire June 30, 2003.

Prior to September 29, 2002, Mr. Baumhauer exercised options to purchase 370,852 shares of common stock of the Company under this plan with an aggregate exercise price of approximately $2,068,000. Mr. Baumhauer satisfied the exercise price of options to purchase 326,274 common shares and paid certain of his withholding tax liabilities by tendering to the Company (i) 187,073 common shares owned by him for more than six months having a fair market value of approximately $1,890,000 and (ii) 46,048 common shares that he received from the exercise of such options with a fair market value of approximately $465,000.

7.  Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore its adoption did not have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operation are to be measured and presented. The Company adopted SFAS No. 144 in its fiscal 2003 and the adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in its fiscal year 2003 and the adoption of SFAS No. 145 did not have a material impact on its results of operations or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as "believe," "anticipate," "estimate," "project," "plan," "expect," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company's control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, factors that may cause such a difference include, among others, the following:

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

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company's business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company's 2002 Annual Report on Form 10-K under the caption "Item1. Business - Risk Factors," other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to the Company's officers, directors and employees, or to persons acting on the Company's behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company's control. Any of these factors could have a material adverse effect on the Company's results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

                              RESULTS OF OPERATIONS

Overview

As of September 29, 2002, Champps Entertainment, Inc. owned and operated 36, and franchised 12 upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of approximately 85 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company opened four restaurants and acquired two franchises. In fiscal 2001, the Company opened four restaurants and in fiscal 2002 the Company opened six restaurants. As of September 29, 2002, the Company had opened two additional locations, had three locations under construction and had fully executed contracts for four additional stores and eight locations are being actively negotiated. We intend to open a total of eight to ten restaurants in fiscal 2003 and 10 to12 restaurants in fiscal 2004.

The Company's new restaurants typically will range in size from 7,500 square feet to 9,000 square feet. These restaurants will require, on average, a total cash investment of approximately $1.8 million and total invested capital of approximately $2.8 to $3.3 million per restaurant exclusive of land costs and $4.3 million to $5.1 million with land costs. Pre-opening expenses are expected to average approximately $375,000 per restaurant.

Because the Company is in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company's quarterly and annual results. In addition, the Company's results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

Among other factors, the success of the Company's business and its operating results are dependent upon its ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond the Company's control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past the Company has been able to manage its exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that the Company will be able to do so in the future or that changes in its sales mix or its overall buying power will not adversely affect the Company's results of operations.

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps Americana concept, and improving the execution of operating fundamentals should provide the Company with an opportunity for improved overall profitability.

The Company's restaurant sales are comprised almost entirely of food and beverage sales. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, workers' compensation, taxes and benefits for restaurant employees. Other operating expense consists primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies. Occupancy includes rent, property taxes, and property insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization. General and administrative expense is composed of expenses associated with all corporate, administrative and indirect supervision functions that support existing operations, management and staff salaries, employee benefits, travel, information systems, training and market research. Pre-opening expense consists of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense and income, net includes the cost of interest expense on debt offset by interest income and capitalized interest.

The Company reported net income of $972,000 for the quarter ended September 29, 2002, compared with net income of $476,000 for the comparable quarter last year.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2003 will consist of 52 weeks and will end on Sunday, June 29, 2003. The quarters ending September 29, 2002 and September 30, 2001 both had thirteen operating weeks and are referred to as the first quarter of fiscal 2003 and fiscal 2002, respectively.






                  [Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in 000's).

                                                                Three Months Ended
                                                   ------------------------------------------
                                                       September 29,           September 30,
                                                           2002                    2001
                                                   ------------------   ---------------------
Revenues:
     Sales                                         $41,332      99.6%        $34,670    99.6%
     Franchising and royalty, net                      148       0.4             155     0.4
                                                   ------------------        ----------------
        Total revenues                              41,480     100.0%         34,825   100.0%
                                                   ------------------        ----------------
Restaurant operating expenses (as a
     percentage of restaurant sales)
       Product costs                                11,531      27.9           9,999    28.8
       Labor costs                                  13,556      32.8          11,348    32.7
       Other operating expense                       6,443      15.6           5,562    16.1
       Occupancy                                     3,718       9.0           2,861     8.3
       Depreciation and amortization                 1,767       4.3           1,489     4.3
                                                   ------------------        ----------------
     Restaurant operating expenses                  37,015      89.6          31,259    90.2
                                                   ------------------        ----------------
     Restaurant level operating profit               4,317      10.4           3,411     9.8
                                                   ------------------        ----------------
Restaurant operating and franchise contribution      4,465      10.8           3,566    10.3
General and administrative expense                   2,305       5.6           1,922     5.5
Pre-opening expense                                    703       1.7             687     2.0
Interest expense and income, net                       396       1.0             444     1.3
Other (income) expense                                  51       0.1              (3)      -
                                                   ------------------        ----------------
       Total costs and expenses                     40,470      97.6          34,309    98.5
                                                   ------------------        ----------------
Income before income taxes                           1,010       2.4             516     1.5
     Income tax expense                                (38)     (0.1)            (40)   (0.1)
                                                   ------------------        ----------------
Net income                                         $   972       2.3%        $   476     1.4%
                                                   ==================        ================

Restaurant operating weeks                             449                       364
Restaurant sales per operating week                $    92                   $    95

Number of restaurants (end of period)
     Company-owned                                      36                        28
     Franchised                                         12                        13
                                                   -------                   -------
       Total restaurants                                48                        41
                                                   =======                   ========

Historically, the Company has experienced volatility quarter-to-quarter in the amount of pre-opening expenses and the percentage relationship of these expenses to revenues. The Company typically incurs the most significant portion of pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, labor and operating costs.

Thirteen Weeks Ended September 29, 2002 Compared to the Thirteen Weeks Ended September 30, 2001

Total revenue. Total revenue increased approximately $6.7 million, or 19.1%, to $41.5 million in the thirteen weeks ended September 29, 2002 from $34.8 million for the comparable prior year period primarily due to the opening of six additional restaurants in fiscal 2002, the opening of two restaurants in the first quarter of fiscal 2003 and a menu price increase of approximately three percent in August 2002. The increase was partially offset by lower comparable restaurant sales of 1.6%. Although comparable restaurant sales were positive in September 2002 as a result of a weak September 2001 associated with the terrorist attacks, the positive impact in September was not sufficient to offset the negative comparable restaurant sales generated primarily in July. In the first quarter of fiscal 2003, comparable food sales increased 0.7% due largely to the menu price increase; however, comparable alcohol sales decreased 6.5%. The comparable alcohol sales decrease was due, in part, to a strategic decision to de-emphasize the Company's late night promotions. The Company's view is that the late night promotions are costly and negatively impacted the dinner meal period.

Restaurant operating costs.

          Product costs. Product costs increased by $1.5 million, or 15.3%, to $11.5 million in the first quarter of fiscal 2003 from $10.0 million in the comparable prior year period. Product costs as a percentage of restaurant sales decreased to 27.9% for fiscal 2003 compared to 28.8% for fiscal 2002 due to the menu price increase and lower commodity costs.

          Labor costs. Labor costs increased by $2.3 million, or 19.5%, to $13.6 million in the thirteen weeks ended September 29, 2002 from $11.3 million in the comparable prior year period primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales slightly increased to 32.8% in fiscal 2003 from 32.7% in fiscal 2002.

          Other operating expense. Other operating expense increased $0.8 million, or 15.8%, to $6.4 million in the thirteen weeks ended September 29, 2002 from $5.6 million in the comparable prior year period. Operating expense as a percentage of restaurant sales decreased to 15.6% in fiscal 2003 from 16.1% in fiscal 2002. The decrease was due to lower repairs and maintenance expense and lower marketing costs.

          Occupancy. Occupancy expense increased $0.8 million, or 30.0%, to $3.7 million in the thirteen weeks ended September 29, 2002 from $2.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 9.0% in fiscal 2003 from 8.3% in fiscal 2002 primarily due to higher property tax costs coupled with lower comparable restaurant sales.

          Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 18.7%, to $1.8 million for the thirteen weeks from $1.5 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales was 4.3% for both first quarters of fiscal 2003 and fiscal 2002.

Restaurant level operating profit. Restaurant level operating profit increased approximately $0.9 million, or 26.6%, to $4.3 million in the thirteen weeks ended September 29, 2002 from $3.4 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 10.4% in fiscal 2003 from 9.8% in fiscal 2002 primarily due to the reasons described above.

General and administrative expense. General and administrative expense increased $0.4 million, or 19.9%, to $2.3 million in the thirteen weeks ended September 29, 2002 from $1.9 million in the comparable prior year period. General and administrative expense as a percentage of revenue increased to 5.6% for fiscal 2003 from 5.5% in fiscal 2002. General and administrative expense increased as a result of $180,000 reversal of bad debt from a franchisee in fiscal 2002 and higher computer service and professional fees in fiscal 2003.

Pre-opening expense. Pre-opening expense was approximately $0.7 million for both the thirteen weeks ended September 29, 2002 and the comparable prior year period. Pre-opening expense as a percentage of revenue decreased to 1.7% for fiscal 2003 from 2.0% in fiscal 2002. Pre-opening expense has historically been approximately $0.4 million per location.

Interest expense and income, net. Interest expense and income, net was approximately $0.4 million in both the first thirteen weeks of fiscal 2003 and fiscal 2002.

Income before income taxes. Income before income taxes increased $0.5 million, or 95.7%, to $1.0 million for the thirteen weeks ended September 29, 2002 from $0.5 million in the comparable prior year period primarily for the reasons described herein.

Income tax expense. For the thirteen weeks ended September 29, 2002, the Company recorded an income tax expense of $0.04 million in both fiscal 2003 and fiscal 2002 for state and local income taxes.

                        FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low, as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2003 and fiscal year 2002 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Capital expenditures before tenant improvement allowances were $4.3 million and $3.9 million for the three months ended September 29, 2002 and September 30, 2001, respectively.

As of September 29, 2002, the Company's unrestricted cash balance was $3.4 million and the restricted cash balance was $1.0 million. The restricted cash balance primarily serves as collateral for insurance claims and construction related obligations. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2003. Capital expenditures for the balance of fiscal year 2003 are anticipated to be approximately $27.2 million before tenant improvement allowances primarily for the construction of ten new restaurants and for upgrades to existing restaurants.

For the three months ended September 29, 2002, the Company generated cash flow from operating activities of $3.6 million. The Company utilized these funds and available cash balances for the $4.3 million in capital expenditures.

The Company anticipates that funding for its expansion and other capital expenditures will be provided from cash flows from operations, tenant improvement allowances and equipment financing.

During the first quarter of fiscal 2003, the Company received tenant allowances of approximately $0.3 million. The Company is anticipating tenant improvement allowances of approximately $5.5 million for the remainder of fiscal 2003 for leases that have already been executed and $3.5 million for leases yet to be executed.

The Company currently has a 24-month commitment for a three store build-to-suit facility with AEI Fund Management, Inc. Our Houston, Texas restaurant that opened on September 16, 2002 was the first restaurant developed under this commitment. The commitment expires October 2003 and is subject to various pre-closing conditions.

On September 13, 2002, the Company signed a proposal with GE Capital for a $5.0 million term loan collateralized with equipment. The Company is currently under credit review by GE Capital. These funds would be used to fund the construction of the six to eight restaurants during the remainder of fiscal 2003. The Company is also investigating other sources of financing at this time. In the event that such financing is not available, the Company has the ability to curtail its expansion program and reduce non-essential operating costs to conserve working capital.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2003 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal expenses and settlements. These expenditures are estimated to range between $0.4 million and $0.9 million during the balance of fiscal year 2003. During the first quarter of fiscal 2003, the Company expended approximately $0.5 million for these liabilities.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The market risk exposure inherent in the Company's financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years and the implicit investment rate in the Company's build-to-suit arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first quarter of fiscal year 2003. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's build-to-suit arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

Item 4.  Controls and Procedures

Based upon their evaluation of the Company's internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

         Exhibit
         Number     Description

          99.1 Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         The Company filed a Form 8-K on August 9, 2002, announcing its change in independent accountants from Arthur Andersen LLP to KPMG LLP.

         The Company filed a Form 8-K on September 19, 2002, announcing that on September 13, 2002, Mr. William H. Baumhauer, its chairman, chief executive officer and president, informed the Company he had entered into a stock trading plan.

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

                                           CHAMPPS ENTERTAINMENT, INC.
                                           (Registrant)

                                           By:  /s/William H. Baumhauer
                                           William H. Baumhauer
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                           By:  /s/ Frederick J. Dreibholz
                                           Frederick J. Dreibholz
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)
October 29, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER,
                           CHAMPPS ENTERTAINMENT, INC.

I, William H. Baumhauer, Chief Executive Officer, Champps Entertainment, Inc., certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-Q  of  Champps
     Entertainment, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 29, 2002                      By: /s/ William H. Baumhauer
                                            William H. Baumhauer
                                            Chairman of the Board, President and
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                           CHAMPPS ENTERTAINMENT, INC.

I, Frederick J. Dreibholz, Chief Financial Officer, Champps Entertainment, Inc., certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form  10-Q  of  Champps
     Entertainment, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 29, 2002                   By: /s/ Frederick J. Dreibholz
                                         Frederick J. Dreibholz
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)