Form 10-Q
period 2002-12-29
CHAMPPS ENTERTAINMENT INC/ MA
filed 2003-02-05
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the quarterly period ended December 29, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from                                  to

Commission file number 0-22639

CHAMPPS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3370491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employe Identification No.)

10375 Park Meadows Drive, Suite 560, Littleton, Colorado	80124
(Address of principal executive offices)	(Zip Code)

(303) 804-1333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Number of shares of Common Stock, $.01 par value, outstanding at January 31, 2003: 12,714,689.

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.    Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 29, 2002 and June 30, 2002

(In thousands except share data)

(Unaudited)

	December 29, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$11,313	$4,643
Restricted cash	687	1,030
Accounts receivable	4,331	2,995
Inventories	3,008	2,701
Prepaid expenses and other current assets	4,543	2,744
Deferred tax asset	2,000	2,000

Total current assets	25,882	16,113

Property and equipment, net	73,985	67,541
Goodwill	5,069	5,069
Deferred tax asset	7,366	6,712
Other assets, net	2,395	1,241

Total assets	$114,697	$96,676

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,765	$4,830
Accrued expenses	7,363	6,640
Current portion of capital lease obligations	912	1,373
Current portion of notes payable	1,276	1,350

Total current liabilities	14,316	14,193
Capital lease obligations, net of current portion	873	1,163
Notes payable, net of current portion	26,641	17,949
Other long-term liabilities	15,913	12,416

Total liabilities	57,743	45,721

Commitments and contingencies

Shareholders’ equity:
Preferred stock (authorized 5,000,000 shares, none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 12,937,133 and 12,174,524 issued at December 29, 2002and June 30, 2002, respectively)	129	122
Additional paid-in capital	87,153	81,546
Accumulated deficit	(27,973)	(30,713)
Treasury stock, at cost (233,121 shares at December 29, 2002)	(2,355)	—

Total shareholders’ equity	$56,954	$50,955

Total liabilities and shareholders’ equity	$114,697	$96,676

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

The Three and Six Months Ended December 29, 2002 and December 30, 2001

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2002	December 30, 2001	December 29, 2002	December 30, 2001
Revenue
Sales	$46,389	$40,413	$87,721	$75,083
Franchising and royalty, net	149	152	297	307

Total revenue	46,538	40,565	88,018	75,390

Costs and expenses
Restaurant operating expenses:
Product costs	12,908	11,352	24,439	21,351
Labor costs	14,487	12,953	28,043	24,301
Other operating expenses	7,268	6,108	13,711	11,670
Occupancy	3,888	3,380	7,606	6,241
Depreciation and amortization	1,896	1,596	3,663	3,085

Total restaurant operating expenses	40,447	35,389	77,462	66,648

Restaurant operating and franchise contribution	6,091	5,176	10,556	8,742
General and administrative expense	2,544	2,197	4,849	4,119
Pre-opening expense	849	1,029	1,552	1,716
Expenses related to predecessor companies	—	283	—	283
Interest expense and income, net	415	491	811	935
Debt extinguishment costs	290	—	290	—
Other (income) expense	150	(3)	201	(6)

Income from continuing operations	1,843	1,179	2,853	1,695
Loss from discontinued operations, net of tax	—	153	—	153

Income before income taxes	1,843	1,026	2,853	1,542
Income tax expense	75	53	113	93

Net income	$1,768	$973	$2,740	$1,449

Income before discontinued operations	$0.14	$0.09	$0.22	$0.13
Loss from discontinued operations	—	(0.01)	—	(0.01)

Basic income per share:	$0.14	$0.08	$0.22	$0.12

Income before discontinued operations	$0.14	$0.09	$0.21	$0.12
Loss from discontinued operations	—	(0.01)	—	(0.01)

Diluted income per share:	$0.14	$0.08	$0.21	$0.11

Basic weighted average shares outstanding	12,497	12,071	12,349	12,060

Diluted weighted average shares outstanding	13,089	12,667	13,004	12,698

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Six Months Ended December 29, 2002 and December 30, 2001

(In thousands)

(Unaudited)

	December 29, 2002	December 30, 2001
Cash flows from operating activities:
Net income	$2,740	$1,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,881	3,237
Amortization of notes payable discount	8	—
Loss on disposal of assets	211	—
Non-cash compensation	—	188
Income tax benefit of stock options exercised	656	—
Interest on loan for exercise of stock options	(19)	—
Deferred tax benefit	(654)	—
Changes in assets and liabilities:
Accounts receivable	294	272
Inventories	(307)	(30)
Prepaid expenses and other current assets	(1,799)	(382)
Accounts payable	(65)	(1,097)
Accrued expenses	723	(1,096)
Other assets	88	(79)
Other long-term liabilities	(428)	231

Net cash provided by operating activities	5,329	2,693

Cash flows from investing activities:
Purchase of property and equipment	(10,516)	(8,219)
Restricted cash balances	343	(264)
Repayment of loan for exercise of stock options	350	—

Net cash used in investing activities	(9,823)	(8,483)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,722	367
Proceeds from issuance of convertible subordinated notes and common stock warrants	15,000	—
Issuance costs for subordinated convertible notes and common stock warrants	(1,362)	—
Repurchase of common stock	(2,355)	—
Repayment of notes payable and capitalized lease obligations	(6,636)	(828)
Proceeds from notes payable	500	3,022
Proceeds from capital lease transactions	—	1,839
Proceeds from tenant improvement allowances	2,295	3,668

Net cash provided by financing activities	11,164	8,068

Net change in cash and cash equivalents	6,670	2,278
Cash and cash equivalents, beginning of period	4,643	1,261

Cash and cash equivalents,end of period	$11,313	$3,539

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$742	$892
Income taxes, net of refunds	197	52
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$1,630	$1,481

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

The Six Months Ended December 29, 2002

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2002	12,174,524	$122	$81,546	$(30,713)	—	$—	$50,955
Common shares issued	762,609	7	3,715	—	—	—	3,722
Income tax benefit of stock options exercised	—	—	656	—	—	—	656
Common stock warrants issued	—	—	905	—	—	—	905
Repurchase of common shares	—	—	—	—	233,121	(2,355)	(2,355)
Interest on loan for exercise of stock options	—	—	(19)	—	—	—	(19)
Repayment of loan for exercise of stock options	—	—	350	—	—	—	350
Net income	—	—	—	2,740	—	—	2,740

Balance, December 29, 2002	12,937,133	$129	$87,153	$(27,973)	233,121	$(2,355)	$56,954

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended December 29, 2002 and December 30, 2001

(Unaudited)

1.    Nature of Business and Basis of Presentation

Nature of Business

As of December 29, 2002, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 38 full-service, casual dining restaurants under the names of “Champps Americana” and “Champps Restaurant.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 18 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of December 29, 2002 and results of operations for the interim periods ended December 29, 2002 and December 30, 2001. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three-month and six-month periods ended December 29, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2003.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company’s annual report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company’s Annual Report on Form 10-K. Certain June 30, 2002 balances have been reclassified to conform to the December 29, 2002 presentation.

2.    Earnings Per Share

Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Six Months Ended
	December 29, 2002		December 30, 2001		December 29, 2002		December 30, 2001
Basic income per share:
Income before discontinued operations	$1,768,000		$1,126,000		$2,740,000		$1,602,000
Loss from discontinued operations	—		153,000		—		153,000

Net income	$1,768,000		$973,000		$2,740,000		$1,449,000

Weighted average shares outstanding	12,497,322		12,070,825		12,348,917		12,059,906

Income before discontinued operations per share—basic	$0.14		$0.09		$0.22		$0.13
Loss from discontinued operations per share—basic	—		(0.01)		—		(0.01)

Net income per share—basic	$0.14		$0.08		$0.22		$0.12

Diluted income per share:
Income before discontinued operations	$1,768,000		$1,126,000		$2,740,000		$1,602,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(b	)	(c	)	(b	)	(c	)

Income before discontinued operations plus assumed conversions	1,768,000		1,126,000		2,740,000		1,602,000

Loss from discontinued operations	—		153,000		—		153,000

Net income plus assumed conversions	$1,768,000		$973,000		$2,740,000		$1,449,000

Weighted average shares outstanding	12,497,322		12,070,825		12,348,917		12,059,906
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	592,061		595,597		654,883		638,085
Net effect of dilutive warrants based on the treasury stock method using average market price	(d	)	(c	)	(d	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b	)	(c	)	(b	)	(c	)

Total shares outstanding for computation of per share earnings	13,089,383		12,666,422		13,003,800		12,697,991

Income before discontinued operations per share—diluted	$0.14		$0.09		$0.21		$0.12
Loss from discontinued operations per share—diluted	—		(0.01)		—		(0.01)

Net income per share—diluted	$0.14		$0.08		$0.21		$0.11

(a)	For the three and six months ended December 29, 2002 and December 30, 2001, 1,300 stock options would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.
(c)	Not included in calculation because the securities had not yet been issued.
(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

3.    Commitments and Contingencies

Restricted Cash

The Company had $687,000 of restricted cash as of December 29, 2002. These funds serve primarily as collateral for insurance claims and other claims against the Company.

Indemnification for Sale and Spin-off of Predecessor Companies

The Company remains liable for certain indemnifications relative to representations and warranties associated with the sale of its Fuddruckers subsidiary in 1998 (the “Fuddruckers sale”) and a spin-off from DAKA International, Inc. in 1997 (the “DAKA spin-off”).

Such potential liabilities remaining from the Fuddruckers sale principally include, but are not limited to, environmental matters, legal proceedings, liability for taxes, retained insurance risks, other retained or undisclosed liabilities and lease termination and rent adjustment amounts existing prior to the sale. Certain of these potential liabilities expire through agreed upon dates, through expiration of applicable statute of limitations or other agreement expirations. The Company’s maximum potential amount of future payments for any breach of any representation or warranty associated with its Fuddruckers sale is limited to the $43.0 million purchase price, however, there is no limit on liability for other indemnification obligations. If amounts paid for indemnification exceed the sales price, the Company could require the purchaser to reconvey to the Company the ownership of shares and assets originally transferred in the sale at the original sales price plus a stated internal rate of return or pay all the losses associated with the indemnification.

Such potential liabilities remaining from the DAKA spin-off generally relate to responsibility for all taxes through expiration of applicable statute of limitations, environmental matters, liabilities of insurance matters, and liabilities from certain prohibited business practices existing prior to the sale. There is no limit on maximum potential future payments under the DAKA spin-off agreements.

Except as described in the “Tax Contingencies” and “Litigation” sections below for which the potential liabilities arose either before representations and warranties survival expirations or there is no survival expiration, the Company believes the risk of any additional significant liabilities arising from the Fuddruckers sale or DAKA spin-off is remote.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA International, Inc. (“DAKA”) and its subsidiaries including Daka, Inc. (“Daka”) $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company is contractually obligated to indemnify DAKA for this matter and is actively protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters. On October 11, 2002, Compass Group USA, Inc., a successor to DAKA (“Compass”), filed a complaint for declaratory judgment and temporary and permanent injunction relief with the Ninth Judicial Circuit Court in Orange County, Florida regarding the proposed assessment. The complaint alleges that the Florida Department of Revenue did not have a valid consent to extend the time to issue an assessment and therefore the statute of limitations expired on 77 of the 87 months of the proposed assessment. On December 27, 2002, Compass agreed to withdraw its complaint without prejudice and entered into a Stipulation Agreement pursuant to which Compass may file a protest with the Department of Revenue regarding its proposed assessment by March 27, 2003. At that time, Compass will reassert the invalidity of the Department of Revenue’s consent as well as present a defense relative to the underlying assessment. If the Department of Revenue does not concur with Compass’ position at that time, the Company still has additional remedies including seeking judicial relief.

In addition, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from Federal and state agencies. The Company is in the process of settling several such assessments. Tax reserves are accrued based upon the Company’s estimates of the ultimate settlement of the contingencies. As of December 29, 2002, the Company had $0.4 million accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International pre-closing events. Actual amounts required to settle these obligations may exceed these estimates.

Litigation

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the employee’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place prior to the Daka spin-off. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. On December 17, 2002, Daka filed its appellate brief with the Court of Appeals. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon Daka’s meritorious arguments associated with its appeal and relevant legal precedents. Based on Daka’s meritorious arguments and relevant legal precedents the Company believes, and its outside legal counsel concurs, that the probability the punitive damages will be upheld is remote. The Company has accrued approximately $0.4 million associated with this matter based on our estimate of the ultimate compensatory damages and legal fees. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

From time-to-time, additional lawsuits have been filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the restaurant industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current employees or others from time-to-time that are believed to be common for businesses such as ours. Relative to such matters, the Company is currently not a party to any litigation that could have a material adverse effect on the Company’s consolidated financial position or results of operations, and the Company is not aware of any such threatened litigation.

Build-to-suit and Construction Commitments

The Company has entered into an agreement, as amended, with AEI Fund Management, Inc. (“AEI”) that provides a maximum $35.0 million financing commitment for the completion of up to ten new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a long-term lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

As of June 30, 2002 and December 29, 2002, the Company had $1.1 million and $1.0 million, respectively, of construction costs that had been funded by AEI. Since the projects were not complete as of those dates and the Company had additional obligations relative to the development agreement, the Company was considered the owner. These amounts are classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At December 29, 2002, the Company estimates that additional construction costs of $3.1 million will be required to finish existing projects being funded under the AEI agreement.

As of December 29, 2002, the Company had $2.0 million of contractual construction commitments outside of the AEI development projects described above.

4.    Reserve Disclosure

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. The following table displays the activity and balances relating to these reserves during the six-month period ended December 29, 2002:

Balance at June 30, 2002	$1,372,000
Expense recognition	—
Payments	(561,000)

Balance at December 29, 2002	$811,000

The reserves are incorporated into the balances for accrued expenses and other long-term liabilities.

5.    Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $218,000 and $152,000 that is included in general and administrative expense on the consolidated statements of operations for the six months ended December 29, 2002 and December 30, 2001, respectively.

6.    Notes Payable

On December 16, 2002, the Company issued, through a private placement, $15,000,000 of 5.5% Convertible Subordinated Notes due 2007 (the “Notes”) and related warrants (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Common Stock”) (see Note 7). The securities were sold to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended. The Notes were recorded at their estimated fair market value of $13,995,000 based upon a $1,005,000 valuation attributable to the Warrants. The Notes’ discount of $1,005,000 will be acreated to interest expense over the term of the Notes. Origination issuance costs of $1,395,000 were incurred with the issuance of the Notes, are classified as an other asset on the accompanying consolidated balance sheet and will be amortized as interest expense over the term of the Notes. The Notes mature on December 15, 2007. Interest is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2003.

The Notes are convertible at the option of the holder at any time prior to maturity into shares of Common Stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. If a holder elects to convert the Notes prior to December 15, 2003, the Company must make an additional cash payment with respect to the Notes in an amount equal to $55.00 per $1,000 principal amount of the Notes converted (representing approximately twelve months of interest), less the amount of any interest actually paid on the Notes prior to the conversion date.

At any time on or after December 15, 2005, the Company may redeem some or all of the Notes at par plus accrued and unpaid interest. All of the Notes will be automatically converted, at the Company’s option, into shares of Common Stock at the then effective conversion price if the closing price of the Common Stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after the first issuance date of the Notes. If the automatic conversion date occurs prior to December 15, 2004, the Company will make an additional cash payment with respect to the Notes in an amount equal to $110.00 per $1,000 principal amount of the Notes converted (representing 24 months of interest), less the amount of interest actually paid on the Notes prior to the automatic conversion date.

Upon certain change in control events or if the Common Stock is no longer traded on a national exchange or an established automated over-the-counter trading market in the United States, a Noteholder may require the Company to repurchase such holder’s Notes in cash at 110% of the principal amount of the Notes, plus accrued but unpaid interest, if any.

The Notes are subordinated in right of payment to our existing and future senior indebtedness and other liabilities of the Company and its subsidiaries. The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the Agreement governing the Notes.

In November 2002, the Company received a commitment, subject to final documentation, for bank financing under which it may borrow up to $8,000,000. The commitment has two parts: $2,000,000 is to provide short-term working capital and to support the issuance of letters of credit; the other $6,000,000 is to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related construction improvement allowance proceeds and will mature 90 days following the estimated restaurant opening date. The agreement will expire in January 2005 at which time all outstanding borrowings are due. Outstanding borrowings will bear interest at the Wall Street Journal Prime Rate and require monthly interest payments. There will be an initial commitment fee of $42,500. The Company will be required to maintain a Funded Debt to EBITDA (earnings before interest, tax, depreciation and amortization) ratio of not more than 2 to 1 and a debt to tangible net worth ratio not to exceed 1.25 to 1. Also, the Company will be limited to $5,000,000 of annual replacement capital expenditures and the $2,000,000 working capital line must be repaid for 10 consecutive days each quarter. The Company is in the process of finalizing the loan documents associated with this commitment.

In December 2002, the Company repaid certain debt with existing balances totaling $5,243,000 before scheduled maturities with the proceeds of the Notes. Related prepayment costs and unamortized debt issuances costs totaling $290,000 were recorded as debt extinguishment costs in the accompanying Consolidated Statement of Operations.

7.    Shareholders’ Equity, Stock Option Plans and Warrants

On September 13, 2002, Mr. William Baumhauer, the Company’s chairman, chief executive officer and president, announced he had entered into a stock trading plan which complies with the requirements of Rule 10b5-1 of the Securities and Exchange Commission. Under the plan, Mr. Baumhauer may sell enough shares of stock which he owns to pay the price to exercise 1,009,000 stock options, pay the withholding taxes associated with the exercise of the stock options and repay a loan to the Company of $550,000. Rule 10b5-1 permits employees to adopt written plans at a time when they are not aware of material nonpublic information and to sell shares according to the plan on a regular basis, regardless of any subsequent nonpublic information they receive or the price of the stock at the time of the sale. Plans permitted under this rule allow an employee to minimize the effects of sales by spreading them over a more extended period than the traditional trading “windows” permitted under typical insider trading policies, and also avoid being prohibited from selling any shares for long periods of time due to nonpublic information they may possess during traditional windows. Mr. Baumhauer’s stock options expire June 30, 2003.

Through December 29, 2002, Mr. Baumhauer exercised options to purchase 728,647 shares of common stock of the Company under this plan with an aggregate exercise price of approximately $3,499,000. Mr. Baumhauer satisfied the exercise price of options to purchase 326,274 common shares and paid certain of his withholding tax liabilities by tendering to the Company (i) 187,073 common shares owned by him for more than six months having a fair market value of approximately $1,890,000 and (ii) 46,048 common shares that he received from the exercise of such options with a fair market value of approximately $465,000.

Through December 29, 2002, Mr. Baumhauer prepaid $350,000 of a $550,000 loan from the Company. The loan was made in fiscal 2001 with an interest rate of 9.0% and is due on September 30, 2003. The proceeds of the loan were used by Mr. Baumhauer to purchase 178,000 shares of the Company’s common stock and pay related tax liabilities. The loan is secured by a pledge of the purchased stock.

On December 16, 2002, the Company issued Warrants to purchase 386,961 shares of common stock of the Company in conjunction with the issuance of the Notes described in Note 6. Each Warrant is exercisable for one share of Common Stock at an initial exercise price of $11.10 per share, subject to adjustment upon certain events. The Warrants are exercisable (in whole or in part) at any time on or before December 15, 2007, unless earlier terminated at the Company’s option upon certain events. At any time after December 15, 2004, if the closing price of Common Stock exceeds 175% of the then effective exercise price of the Warrants for any 15 out of 20 consecutive trading days, the Company may terminate the Warrants. Any unexercised Warrants as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. The Warrants had an estimated fair market value of $1,005,000 as of the date of issuance and were recorded as additional paid-in capital, net of issuance costs of $100,000.

8.    Income Taxes

The Company has a valuation allowance on its deferred tax assets of approximately $15.3 million at December 29, 2002. The Company evaluates the valuation allowance on a quarterly basis under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” utilizing available information regarding historical taxable income, temporary differences, tax law that limit utilization of an operating loss or tax credit carryforwards and estimated future taxable income. The Company is currently performing a detailed analysis of the potential limitations of its carryforwards. Based on the results of this analysis and future changes associated with forecasting future taxable income, net income may be impacted in the future to the extent that the Company believes it is more likely than not such deferred tax assets will be or will not be realized during the carryforward period.

9.    Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not currently have any obligations falling under the scope of SFAS No. 143, and therefore its adoption did not have a material impact on its results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of, and also broadens the definition of what constitutes a discontinued operation and how the results of discontinued operation are to be measured and presented. The Company adopted SFAS No. 144 in its fiscal 2003 and the adoption of SFAS No. 144 did not have a material impact on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 in its fiscal year 2003. The Company classified its debt extinguishment costs as an expense from continuing operations in its consolidated statement of operations rather than as an extraordinary item as was previously required before the issuance of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (as defined in that issue) was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, factors that may cause such a difference include, among others, the following:

•	Changes in general economic, political or public safety conditions, including changes caused by terrorist activities or declaration of war with Iraq, which affect consumer spending for restaurant dining occasions.

•	Competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants.

•	The availability and terms of financing for the Company and any changes to that financing.

•	The impact of an increase in the minimum wage and its effect on the economy as well as the cost structure of the Champps restaurants.

•	The impact of increases in energy costs nationwide, including natural gas and electricity, and the Company’s ability to pass along these increases in costs to its customers.

•	The Company’s ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice businesses.

•	The effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps.

•	The Company’s ability to anticipate and react to changes in the demand for and cost of food and liquor products.

•	The Company’s ability to open new restaurants consistent with its expansion plans.

•	The Company’s ability to resolve its current litigation and state tax audits favorably.

•	Uncertainty regarding the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company’s business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company’s 2002 Annual Report on Form 10-K under the caption “Item1. Business – Risk Factors,” other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to the Company’s officers, directors and employees, or to persons acting on the Company’s behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company’s control. Any of these factors could have a material adverse effect on the Company’s results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

RESULTS OF OPERATIONS

Overview

As of December 29, 2002, Champps Entertainment, Inc. owned and operated 38, and franchised 12 upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of approximately 85 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company opened four restaurants and acquired two franchises. In fiscal 2001, the Company opened four restaurants and in fiscal 2002 the Company opened six restaurants. As of December 29, 2002, the Company had opened four additional locations, had three locations under construction, had fully executed contracts for six additional locations and was negotiating eight additional locations. We intend to open a total of eight restaurants in fiscal 2003 and 10 to 12 restaurants in fiscal 2004.

The Company’s new restaurants will typically range in size from 7,500 square feet to 9,000 square feet. These restaurants will require, on average, a total cash investment of approximately $1.8 million and total invested capital of approximately $2.8 to $3.3 million per restaurant excluding land costs and $4.3 million to $5.1 million including land costs. Pre-opening expenses are expected to average approximately $375,000 per restaurant.

Because the Company is in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company’s quarterly and annual results. In addition, the Company’s results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, the impact of war with Iraq or North Korea, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability or the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

Among other factors, the success of the Company’s business and its operating results are dependent upon its ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond the Company’s control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past the Company has been able to manage its exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that the Company will be able to do so in the future or that changes in its sales mix or its overall buying power will not adversely affect the Company’s results of operations. Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps concept, and improving the execution of operating fundamentals should provide the Company with an opportunity for improved overall profitability.

The Company’s restaurant sales are comprised almost entirely of food and beverage sales. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, workers’ compensation, taxes and benefits for restaurant employees. Other operating expense consists primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies. Occupancy includes rent, property taxes, and property insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization. General and administrative expense is composed of expenses associated with all corporate, administrative and indirect supervision functions that support existing operations, executive and corporate staff salaries, employee benefits, travel, information systems, training and market research. Pre-opening expense consists of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense and income, net includes the cost of interest expense on debt offset by interest income and capitalized interest. Other income (expense) primarily includes gains or losses associated with early retirement of assets from replacements.

The Company reported net income of $1,768,000 for the quarter ended December 29, 2002, compared with net income of $973,000 for the comparable quarter last year.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2003 will consist of 52 weeks and will end on Sunday, June 29, 2003. The quarters ending December 29, 2002 and December 30, 2001 both had thirteen operating weeks and are referred to as the second quarter of fiscal 2003 and fiscal 2002, respectively.

[Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in 000’s).

	Three Months Ended				Six Months Ended
	December 29, 2002		December 30, 2001		December 29, 2002		December 30, 2001
Revenue:
Sales	$46,389	99.7%	$40,413	99.6%	$87,721	99.7%	$75,083	99.6%
Franchising and royalty, net	149	0.3	152	0.4	297	0.3	307	0.4

Total revenue	46,538	100.0%	40,565	100.0%	88,018	100.0%	75,390	100.0%

Restaurant operating expenses (as a percentage of restaurant sales)
Product costs	12,908	27.8	11,352	28.1	24,439	27.8	21,351	28.4
Labor costs	14,487	31.2	12,953	32.1	28,043	32.0	24,301	32.4
Other operating expense	7,268	15.7	6,108	15.1	13,711	15.6	11,670	15.6
Occupancy	3,888	8.4	3,380	8.4	7,606	8.7	6,241	8.3
Depreciation and amortization	1,896	4.1	1,596	3.9	3,663	4.2	3,085	4.1

Restaurant operating expenses	40,447	87.2	35,389	87.6	77,462	88.3	66,648	88.8

Restaurant level operating profit	5,942	12.8	5,024	12.4	10,259	11.7	8,435	11.2

Restaurant operating and franchise contribution	6,091	13.1	5,176	12.8	10,556	12.0	8,742	11.6
General and administrative expense	2,544	5.5	2,197	5.4	4,849	5.5	4,119	5.5
Pre-opening expense	849	1.8	1,029	2.5	1,552	1.8	1,716	2.3
Expenses related to predecessor companies	—	—	283	0.7	—	—	283	0.4
Interest expense and income, net	415	0.9	491	1.2	811	0.9	935	1.2
Debt extinguishment costs	290	0.6	—	—	290	0.3	—	—
Other (income) expense	150	0.3	(3)	—	201	0.2	(6)	—

Total costs and expenses	44,695	96.0	39,386	97.1	85,165	96.8	73,695	97.8

Income from continuing operations	1,843	4.0	1,179	2.9	2,853	3.2	1,695	2.2
Loss from discontinued operations	—	—	153	0.4	—	—	153	0.2

Income before income taxes	1,843	4.0	1,026	2.5	2,853	3.2	1,542	2.0
Income tax expense	75	0.2	53	0.1	113	0.1	93	0.1

Net income	$1,768	3.8%	$973	2.4%	$2,740	3.1%	$1,449	1.9%

Restaurant operating weeks	480		402		929		766
Average restaurant sales per operating week	$97		$101		$94		$98
Number of restaurants (end of period)
Company-owned	38		32
Franchised	12		13

Total restaurants	50		45

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

Thirteen Weeks Ended December 29, 2002 Compared to the Thirteen Weeks Ended December 30, 2001

Total revenue.    Total revenue increased approximately $5.9 million, or 14.5%, to $46.5 million in the thirteen weeks ended December 29, 2002 from $40.6 million for the comparable prior year period primarily due to the opening of six additional restaurants in fiscal 2002, the opening of two restaurants in the first quarter of fiscal 2003, the opening of two restaurants in the second quarter of fiscal 2003 and a menu price increase of approximately two percent implemented in August 2002. The increase was partially offset by lower comparable restaurant sales of 1.6%. In the second quarter of fiscal 2003, comparable food sales increased 1.6% due largely to the menu price increase; however, comparable alcohol sales decreased 7.6%. The comparable alcohol sales decrease was due, in part, to a strategic decision to de-emphasize the Company’s late night promotions. The Company’s view is that the late night promotions are costly and negatively impact the dinner guest.

Restaurant operating costs.

Product costs.    Product costs increased by $1.5 million, or 13.2%, to $12.9 million in the second quarter of fiscal 2003 from $11.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales decreased to 27.8% in fiscal 2003 compared to 28.1% in fiscal 2002 due to the menu price increase and lower commodity costs.

Labor costs.    Labor costs increased by $1.5 million, or 11.5%, to $14.5 million in the thirteen weeks ended December 29, 2002 from $13.0 million in the comparable prior year period primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales decreased to 31.2% in fiscal 2003 from 32.1% in fiscal 2002 as a result of lower workers’ compensation costs resulting from fewer accidents and an improvement in the productivity of our restaurant staff.

Other operating expense.    Other operating expense increased $1.2 million, or 19.7%, to $7.3 million in the thirteen weeks ended December 29, 2002 from $6.1 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.7% in fiscal 2003 from 15.1% in fiscal 2002 due to higher marketing and repairs and maintenance costs and the impact of lower average restaurant sales relative to semi-fixed costs.

Occupancy.    Occupancy expense increased $0.5 million, or 14.7%, to $3.9 million in the thirteen weeks ended December 29, 2002 from $3.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales was 8.4% in both fiscal 2003 and fiscal 2002. Higher property tax costs and the impact of lower relative average restaurant sales were offset by lower general and property insurance costs.

Depreciation and amortization.    Depreciation and amortization expense increased $0.3 million, or 18.8%, to $1.9 million for the thirteen weeks from $1.6 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.1% in fiscal 2003 and from 3.9% in fiscal 2002 primarily as a result of lower relative average restaurant sales.

Restaurant level operating profit.    Restaurant level operating profit increased approximately $0.9 million, or 18.0%, to $5.9 million in the thirteen weeks ended December 29, 2002 from $5.0 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 12.8% in fiscal 2003 from 12.4% in fiscal 2002 primarily due to the reasons stated above.

General and administrative expense.    General and administrative expense increased $0.3 million, or 13.6%, to $2.5 million in the thirteen weeks ended December 29, 2002 from $2.2 million in the comparable prior year period. General and administrative expense as a percentage of revenue increased to 5.5% in fiscal 2003 from 5.4% in fiscal 2002. General and administrative expense increased as a result of $144,000 of expenses related to a terminated project, higher corporate office occupancy costs and higher recruitment and training expenses.

Pre-opening expense.    Pre-opening expense was approximately $0.8 million for the thirteen weeks ended December 29, 2002 and $1.0 million for the comparable prior year period. Pre-opening expense as a percentage of revenue decreased to 1.8% in fiscal 2003 from 2.5% in fiscal 2002. Pre-opening expense has historically been approximately $0.4 million per location. The Company opened two new locations at the end of the first quarter of fiscal 2003 and two new locations in the second quarter of fiscal 2003. The Company opened four new locations in the second quarter of fiscal 2002.

Interest expense and income, net.    Interest expense and income, net was approximately $0.4 million in the second quarter of fiscal 2003 compared to $0.5 million in the second quarter of fiscal 2002.

Debt extinguishment costs.    Debt extinguishment costs of $0.3 million were incurred for the thirteen weeks ended December 29, 2002 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. No debt extinguishment costs were incurred in the comparable prior year period.

Other (income) expense.    The Company recorded other expense of $0.2 million in the thirteen weeks ended December 29, 2002 compared to a nominal amount for the comparable prior year period. The increase in expense was a result of losses on asset disposals from asset replacements.

Income before income taxes.    Income before income taxes increased $0.8 million, or 80.0%, to $1.8 million for the thirteen weeks ended December 29, 2002 from $1.0 million in the comparable prior year period primarily for the reasons described herein. During the thirteen weeks ended December 30, 2001, $0.4 million was added to the reserves for predecessor company obligations and discontinued operations.

Income tax expense.    For the thirteen weeks ended December 29, 2002, the Company recorded an income tax expense of $0.1 million in both fiscal 2003 and fiscal 2002 for state and local income taxes. The Company has a valuation allowance on its deferred tax assets of approximately $15.3 million at December 29, 2002. The Company evaluates the valuation allowance on a quarterly basis under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” utilizing available information regarding historical taxable income, temporary differences, tax law that limit utilization of an operating loss or tax credit carryforwards and estimated future taxable income. The Company is currently performing a detailed analysis of the potential limitations of its carryforwards. Based on the results of this analysis and future changes associated with forecasting future taxable income, net income may be impacted in the future to the extent that the Company believes it is more likely than not such deferred tax assets will be or will not be realized during the carryforward period.

Twenty-Six Weeks Ended December 29, 2002 Compared to the Twenty-Six Weeks Ended December 30, 2001

Total revenue.    Total revenue increased approximately $12.6 million, or 16.7%, to $88.0 million in the twenty-six weeks ended December 29, 2002 from $75.4 million for the comparable prior year period primarily due to the opening of six additional restaurants in fiscal 2002, the opening of four restaurants in the first half of fiscal 2003 and a menu price increase of approximately two percent implemented in August 2002. The increase was partially offset by lower comparable restaurant sales of 1.6%. In the first half of fiscal 2003, comparable food sales increased 1.1% due largely to the menu price increase; however, comparable alcohol sales decreased 7.1%. The comparable alcohol sales decrease was due, in part, to a strategic decision to de-emphasize the Company’s late night promotions. The Company’s view is that the late night promotions are costly and negatively impact the dinner guest.

Restaurant operating costs.

Product costs.    Product costs increased by $3.0 million, or 14.0%, to $24.4 million in the first half of fiscal 2003 from $21.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales decreased to 27.8% in fiscal 2003 compared to 28.4% for fiscal 2002 due to the menu price increase and lower commodity costs.

Labor costs.    Labor costs increased by $3.7 million, or 15.2%, to $28.0 million in the twenty-six weeks ended December 29, 2002 from $24.3 million in the comparable prior year period primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales decreased to 32.0% in fiscal 2003 from 32.4% in fiscal 2002 as a result of lower workers’ compensation costs resulting from fewer accidents and efficiency initiatives.

Other operating expense.    Other operating expense increased $2.0 million, or 17.1%, to $13.7 million in the twenty-six weeks ended December 29, 2002 from $11.7 million in the comparable prior year period. Operating expense as a percentage of restaurant sales was 15.6% in both fiscal 2003 and fiscal 2002.

Occupancy.    Occupancy expense increased $1.4 million, or 22.6%, to $7.6 million in the twenty-six weeks ended December 29, 2002 from $6.2 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 8.7% in fiscal 2003 from 8.3% in fiscal 2002 primarily due to higher property tax costs coupled with lower comparable average restaurant sales.

Depreciation and amortization.    Depreciation and amortization expense increased $0.6 million, or 19.4%, to $3.7 million for the twenty-six weeks ended December 29, 2002 from $3.1 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales was 4.2% for the first half of fiscal 2003 and 4.1% for the first half of fiscal 2002.

Restaurant level operating profit.    Restaurant level operating profit increased approximately $1.9 million, or 22.6%, to $10.3 million in the twenty-six weeks ended December 29, 2002 from $8.4 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 11.7% in fiscal 2003 from 11.2% in fiscal 2002 primarily due to the reasons described above.

General and administrative expense.    General and administrative expense increased $0.7 million, or 17.1%, to $4.8 million in the twenty-six weeks ended December 29, 2002 from $4.1 million in the comparable prior year period. General and administrative expense as a percentage of revenue was 5.5% for both fiscal 2003 and fiscal 2002. General and administrative expense increased as a result of a $180,000 reversal of bad debt from a franchisee in fiscal 2002, $144,000 of expenses related to a terminated project in fiscal 2003 and higher computer service and professional fees in fiscal 2003.

Pre-opening expense.    Pre-opening expense was approximately $1.6 million for the twenty-six weeks ended December 29, 2002 and $1.7 million for the comparable prior year period. Pre-opening expense as a percentage of revenue decreased to 1.8% for fiscal 2003 from 2.3% in fiscal 2002. The Company opened two new locations in the first quarter of fiscal 2003 and two new locations in the second quarter of fiscal 2003. The Company opened four new locations in the second quarter of fiscal 2002. Pre-opening expense has historically been approximately $0.4 million per location.

Interest expense and income, net.    Interest expense and income, net was approximately $0.8 million in the first half of fiscal 2003 compared to $0.9 million for the comparable period in fiscal 2002.

Debt extinguishment costs.    Debt extinguishment costs of $0.3 million were incurred for the twenty-six weeks ended December 29, 2002 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. No debt extinguishment costs were incurred in the comparable prior year period.

Other (income) expense.    The Company recorded other expense of $0.2 million in the twenty-six weeks ended December 29, 2002 compared to a nominal amount for the comparable prior year period. The increase in expense resulted from losses on asset disposals from asset replacements.

Income before income taxes.    Income before income taxes increased $1.4 million, or 93.3%, to $2.9 million for the twenty-six weeks ended December 29, 2002 from $1.5 million in the comparable prior year period primarily for the reasons described herein. During the twenty-six weeks ended December 30, 2001, $0.4 million was added to the reserves for predecessor company obligations and discontinued operations.

Income tax expense.    For the twenty-six weeks ended December 29, 2002, the Company recorded an income tax expense of $0.1 million in both fiscal 2003 and fiscal 2002 for state and local income taxes.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low, as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2003 and fiscal year 2002 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Capital expenditures before the receipt of tenant improvement allowances were $10.5 million and $8.2 million for the six months ended December 29, 2002 and December 30, 2001, respectively. Tenant improvement allowances are reimbursements received from certain of the Company’s landlords for construction expenditures .

In December 2002, the Company received $15.0 million of proceeds related to the issuance of 5.5% convertible subordinated notes (“notes”) and warrants. Approximately $1.5 million of issuance costs were incurred relative to the notes. The notes are due December 2007 and require interest only payments semi-annually on June 1st and December 1st in arrears. In the second quarter of fiscal 2003, the Company utilized a portion of the notes and warrants proceeds for the repayment of $5.2 million of notes payable before scheduled maturity plus prepayment costs of $0.2 million. The Company intends to use the remaining proceeds for working capital and to build new restaurants.

As of December 29, 2002, the Company’s unrestricted cash balance was $11.3 million and the restricted cash balance was $0.7 million. The restricted cash balance primarily serves as collateral for insurance claims. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2003. Capital expenditures for the balance of fiscal year 2003 are anticipated to be approximately $15.9 million before the receipt of tenant improvement allowances of approximately $6.2 million. These capital expenditures will be used primarily for the construction of four new restaurants to be opened in fiscal 2003, upgrades to existing restaurants and the start of construction for restaurants to be opened in fiscal 2004.

For the six months ended December 29, 2002, the Company generated cash flow from operating activities of $5.3 million. The Company utilized these funds and available cash balances for the $10.5 million in capital expenditures.

The Company anticipates that funding for its expansion and other capital expenditures will be provided from available cash, cash flows from operations, tenant improvement allowances and equipment financing.

During the first half of fiscal 2003, the Company received tenant improvement allowances of approximately $2.3 million. The Company is anticipating tenant improvement allowances of approximately $5.2 million for the remainder of fiscal 2003 for leases that have already been executed and $1.0 million for leases yet to be executed.

The Company has executed an amended build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with an additional funding commitment of $24.5 million. This amendment is in addition to the original build-to-suit facility providing for the construction of three restaurants and a financial commitment of $10.5 million. At December 29, 2002, we have completed the construction of one restaurant under the original commitment located in Houston, Texas. The second restaurant to be completed under the original commitment will be built in Cincinnati, Ohio and is expected to be completed in May 2003. The third restaurant to be completed under the original commitment is currently being negotiated. The amended commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven additional restaurant sites. This commitment is subject to various pre-closing conditions.

The Company currently has a commitment from GE Capital for a $5.0 million term loan collateralized with certain restaurant equipment. As of December 29, 2002, the Company had borrowed $500,000 under this commitment and anticipates borrowing an additional $4.5 million. The funding cut-off date for this commitment is March 29, 2003. The Company is in the process of finalizing the loan documents associated with this commitment.

In November 2002, the Company received a bank credit commitment, subject to final documentation, under which it may borrow up to $8,000,000. The commitment has two parts: $2,000,000 is to provide short-term working capital and to support the issuance of letters of credit; the other $6,000,000 is to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related tenant improvement allowance proceeds and will mature 90 days following estimated restaurant opening date. The commitment, if executed, expires on January 2005 at which time all outstanding borrowings are due. The Company is in the process of finalizing the loan documents associated with this commitment.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2003 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal expenses and settlements. These expenditures are estimated to range between $0.3 million and $0.6 million during the balance of fiscal year 2003. During the first half of fiscal 2003, the Company expended approximately $0.6 million for these liabilities.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations and commitments

Payments, including interest, due by period as of December 29, 2002

(in 000’s)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$216,027	$13,109	$29,254	$29,538	$144,126
Capital leases	1,984	1,033	951	—	—
Notes payable	37,524	3,747	6,202	20,129	7,446
Letters of credit	687	687	—	—	—
Construction commitments	2,004	2,004	—	—	—
Build-to-suit construction commitments	3,136	3,136	—	—	—

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years and the implicit investment rate in the Company’s build-to-suit arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during the first quarter of fiscal year 2003. The effect of a similar hypothetical change in interest rates on the Company’s variable rate debt and the investment rates implicit in the Company’s build-to-suit arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company’s credit arrangements.

Item 4.    Controls and Procedures

Based upon their evaluation of the Company’s internal controls, disclosure controls and procedures within 90 days of the filing date of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that the effectiveness of such controls and procedures is satisfactory. Further, there were not any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

See “Note 3. Commitments and Contingencies –Litigation” in Notes to Unaudited Consolidated Financial Statements.

Item 2.    Changes in Securities and Use of Proceeds.

In December, 2002, we sold for cash $15,000,000 principal amount of 5.5% Convertible Subordinated Notes due 2007 and warrants to purchase 351,782 shares of our common stock in a private placement to nine accredited investors. The notes and warrants, including the terms of their conversion or exercise into common stock, are described in Notes 6 and 7 of Item 1. The placement agent received as compensation $840,000 in cash and warrants to purchase 35,178 shares of our common stock on the same terms as the warrants sold with the notes.

Exemption from registration requirements is claimed under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act or Rule 506 of Regulation D promulgated thereunder. Each initial purchaser had adequate access to information about Champps and represented to Champps that it was an accredited investor as defined in Regulation D and that the securities may only be sold pursuant to a registration statement or an exemption from registration. Appropriate legends were affixed to the certificates evidencing the notes and the warrants.

Item 3.    Defaults upon Senior Securities.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company’s Proxy Statement dated October 15, 2002 for the Annual Meeting of Stockholders held on December 4, 2002, as filed with the Securities and Exchange Commission on October 17, 2002, is incorporated by reference.

(a)  The Annual Meeting of Stockholders of the Company was held on December 4, 2002.

(b)  Each of management’s nominees, as described in the Proxy Statement referenced above, was elected to serve as a Class III Director to hold office for three years or until his successor is elected and qualified:

Director Nominee	For	Withheld	Not Voting
Stephen F. Edwards	10,215,245	738,437	—
Alan D. Schwartz	10,215,260	735,422	—

Five additional incumbent directors, Messrs. Timothy R. Barakett, William H. Baumhauer, James Goodwin, Michael P. O’Donnell and Nathaniel Rothschild continue to serve on the Company’s Board of Directors. On December 4, 2002, Messrs. Charles G. Phillips and Ian Hamilton were appointed to the Company’s Board of Directors.

(c)  The following matter was voted upon at the meeting and rejected by the shareholders:

(i)  proposal to amend the Company’s 1997 Stock Option and Incentive Plan to increase the number of shares of common stock that could be issued pursuant to the plan from 1,250,000 to 3,000,000 and delete the provision that requires automatic grants of options to directors.

Votes For:	4,321,732
Votes Against:	3,763,151
Votes Abstained:	219,518
Broker Non-votes:	2,649,291

(d)  At the meeting, KPMG LLP, independent certified public accountants, were ratified to serve as the Company’s independent auditors for the fiscal year ending June 29, 2003.

Votes For:	10,879,259
Votes Against:	72,236
Votes Abstained:	2,187

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

10.1	First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc.

99.1	Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on December 12, 2002 announcing the results of voting at its Annual Meeting of Shareholders held December 4, 2002 and the appointment of two new Board of Directors.

The Company filed a Form 8-K on December 16, 2002, announcing it had on December 12, 2002 entered into definitive agreements for a private placement of $15,000,000 of 5.5% Convertible Subordinated Notes due 2007 and related Warrants to purchase shares of the Company’s Common Stock.

The Company filed a Form 8-K on January 24, 2003, announcing results for its second quarter of fiscal 2003 ended December 29, 2002.

[Remainder of page left intentionally blank]

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

By:     /s/  Frederick J. Dreibholz

Frederick J. Dreibholz

Chief Financial Officer and Treasurer

(Principal Financial and Accounting Officer)

February 5, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER,

CHAMPPS ENTERTAINMENT, INC.

I, William H. Baumhauer, Chief Executive Officer, Champps Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Champps Entertainment, Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003	By:	/s/ William H. Baumhauer
William H. Baumhauer Chairman of the Board, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

CHAMPPS ENTERTAINMENT, INC.

I, Frederick J. Dreibholz, Chief Financial Officer, Champps Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Champps Entertainment, Inc.
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 5, 2003	By:	/s/ Frederick J. Dreibholz
Frederick J. Dreibholz Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)