Form 10-Q
period 2003-03-30
CHAMPPS ENTERTAINMENT INC/ MA
filed 2003-05-09
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 0-22639

CHAMPPS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3370491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10375 Park Meadows Drive, Suite 560, Littleton, Colorado	80124
(Address of principal executive offices)	(Zip Code)

(303) 804-1333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Number of shares of Common Stock, $.01 par value, outstanding at May 7, 2003: 12,722,164.

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of March 30, 2003 and June 30, 2002

(In thousands except share data)

(Unaudited)

	March 30, 2003	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$10,951	$4,643
Restricted cash	641	1,030
Accounts receivable	2,909	2,995
Inventories	3,141	2,701
Prepaid expenses and other current assets	5,467	2,744
Deferred tax asset	2,000	2,000

Total current assets	25,109	16,113
Property and equipment, net	77,032	67,541
Goodwill	5,069	5,069
Deferred tax asset	7,695	6,712
Other assets, net	2,430	1,241

Total assets	$117,335	$96,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,576	$4,830
Accrued expenses	9,126	6,640
Current portion of capital lease obligations	642	1,373
Current portion of notes payable	1,261	1,350

Total current liabilities	15,605	14,193
Capital lease obligations, net of current portion	755	1,163
Notes payable, net of current portion	26,396	17,949
Other long-term liabilities	16,606	12,416

Total liabilities	59,362	45,721

Commitments and contingencies
Shareholders' equity:
Preferred stock (authorized 5,000,000 shares, none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 12,947,810 and 12,174,524 shares issued at March 30, 2003 and June 30, 2002, respectively)	129	122
Additional paid-in capital	87,628	81,546
Accumulated deficit	(27,429)	(30,713)
Treasury stock, at cost (233,121 shares at March 30, 2003)	(2,355)	—

Total shareholders' equity	$57,973	$50,955

Total liabilities and shareholders' equity	$117,335	$96,676

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

The Three and Nine Months Ended March 30, 2003 and March 31, 2002

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Revenue
Sales	$46,037	$41,066	$133,758	$116,149
Franchising and royalty, net	147	164	444	471

Total revenue	46,184	41,230	134,202	116,620

Costs and expenses
Restaurant operating expenses:
Product costs	13,003	11,612	37,442	32,963
Labor costs	14,982	13,249	43,025	37,550
Other operating expenses	7,265	6,084	20,976	17,754
Occupancy	4,249	3,638	11,855	9,879
Depreciation and amortization	1,939	1,635	5,602	4,720

Total restaurant operating expenses	41,438	36,218	118,900	102,866

Restaurant operating and franchise contribution	4,746	5,012	15,302	13,754
General and administrative expenses	2,643	2,240	7,492	6,359
Pre-opening expenses	593	486	2,145	2,202

Income from operations	1,510	2,286	5,665	5,193
Other (income) expense:
Interest expense and income, net	526	465	1,337	1,400
Expenses related to predecessor companies	272	22	272	305
Debt extinguishment costs	—	—	290	—
Other (income) expense	41	(3)	242	(9)

Income from continuing operations	671	1,802	3,524	3,497
Loss from discontinued operations, net of tax	—	—	—	153

Income before income taxes	671	1,802	3,524	3,344
Income tax expense	127	36	240	129

Net income	$544	$1,766	$3,284	$3,215

Income from continuing operations	$0.04	$0.15	$0.26	$0.28
Loss from discontinued operations	—	—	—	(0.01)

Basic income per share:	$0.04	$0.15	$0.26	$0.27

Income from continuing operations	$0.04	$0.14	$0.25	$0.26
Loss from discontinued operations	—	—	—	(0.01)

Diluted income per share:	$0.04	$0.14	$0.25	$0.25

Basic weighted average shares outstanding	12,712	12,129	12,470	12,083

Diluted weighted average shares outstanding	12,989	12,963	12,957	12,768

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

The Nine Months Ended March 30, 2003 and March 31, 2002

(In thousands) (Unaudited)

	March 30, 2003	March 31, 2002
Cash flows from operating activities:
Net income	$3,284	$3,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,901	4,970
Amortization of notes payable discount	59	—
Loss on disposal of assets	257	—
Non-cash compensation	—	188
Income tax benefit of stock options exercised	1,068	—
Interest on loan for exercise of stock options	(26)	—
Deferred tax benefit	(983)	—
Changes in assets and liabilities:
Accounts receivable	(232)	15
Inventories	(440)	(261)
Prepaid expenses and other current assets	(2,723)	(213)
Accounts payable	(254)	(980)
Accrued expenses	2,486	786
Other assets	56	(252)
Other long-term liabilities	(395)	(1,038)

Net cash provided by operating activities	8,058	6,430

Cash flows from investing activities:
Purchase of property and equipment	(15,619)	(11,658)
Restricted cash balances	389	(267)
Repayment of loan for exercise of stock options	350	—

Net cash used in investing activities	(14,880)	(11,925)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,792	787
Proceeds from issuance of convertible subordinated notes and common stock warrants	15,000	—
Issuance costs for subordinated convertible notes and common stock warrants	(1,375)	—
Repurchase of common stock	(2,355)	—
Repayment of notes payable and capitalized lease obligations	(7,335)	(1,445)
Proceeds from notes payable	500	5,000
Proceeds from capital lease transactions	—	1,840
Proceeds from tenant improvement allowances	4,903	5,468

Net cash provided by financing activities	13,130	11,650

Net change in cash and cash equivalents	6,308	6,155
Cash and cash equivalents, beginning of period	4,643	1,261

Cash and cash equivalents, end of period	$10,951	$7,416

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$1,077	$1,273
Income taxes, net of refunds	527	136
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$318	$640

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

The Nine Months Ended March 30, 2003

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance, June 30, 2002	12,174,524	$122	$81,546	$(30,713)	—	$—	$50,955
Common shares issued	773,286	7	3,785	—	—	—	3,792
Income tax benefit of stock options exercised	—	—	1,068	—	—	—	1,068
Common stock warrants issued	—	—	905	—	—	—	905
Repurchase of common shares	—	—	—	—	233,121	(2,355)	(2,355)
Interest on loan for exercise of stock options	—	—	(26)	—	—	—	(26)
Repayment of loan for exercise of stock options	—	—	350	—	—	—	350
Net income	—	—	—	3,284	—	—	3,284

Balance, March 30, 2003	12,947,810	$129	$87,628	$(27,429)	233,121	$(2,355)	$57,973

See notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended March 30, 2003 and March 31, 2002

(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of March 30, 2003, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 39 full-service, casual dining restaurants under the names of “Champps Americana” and “Champps Restaurant.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 19 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of March 30, 2003 and results of operations for the interim periods ended March 30, 2003 and March 31, 2002. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three-month and nine-month periods ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 29, 2003.

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

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company’s Annual Report on Form 10-K. Certain June 30, 2002 balances have been reclassified to conform to the March 30, 2003 presentation.

2. Summary of Significant Accounting Policies

Accounting for Stock-based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to employees, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to the terms established at the grant date.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees.

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. Champps will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2003	March 31, 2002	March 30, 2003	March 31, 2002
Net earnings, as reported	$544,000	$1,766,000	$3,284,000	$3,215,000
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—	181,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(107,000)	(128,000)	(322,000)	(383,000)

Pro forma net income	$437,000	$1,638,000	$2,962,000	$3,013,000

Earnings per share:
Basic – as reported	$0.04	$0.15	$0.26	$0.27
Basic – pro forma	0.03	0.14	0.24	0.25
Diluted – as reported	$0.04	$0.14	$0.25	$0.25
Diluted – pro forma	0.03	0.13	0.23	0.24

Income Taxes

During the quarter ended March 30, 2003, the Company increased its income tax expense to reflect adjustments to the prior year’s current income tax estimate based upon filed returns. The Company has a valuation allowance on its deferred tax assets of approximately $15.0 million at March 30, 2003. The Company evaluates the valuation allowance on a quarterly basis under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” utilizing available information regarding historical taxable income, temporary differences, tax law that limits utilization of an operating loss or tax creditcarryforwards and estimated future taxable income. The Company is currently performing a detailed analysis of the potential limitations of its carryforwards. Based on the results of this analysis and future changes associated with forecasting future taxable income, net income may be impacted in the future to the extent that the Company believes it is more likely than not such deferred tax assets will be or will not be realized during the carryforward period.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue No. 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. The statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost (as defined in that issue) was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any activities applicable to SFAS No. 146 in its quarter ended March 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51.” In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 may apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company currently does not have any defined variable interest entities and does not expect the adoption of this Interpretation to have a material impact on the Company’s consolidated financial position or disclosures.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Nine Months Ended
	March 30, 2003		March 31, 2002		March 30, 2003		March 31, 2002
Basic income per share:
Income before discontinued operations	$544,000		$1,766,000		$3,284,000		$3,368,000
Loss from discontinued operations	—		—		—		153,000

Net income	$544,000		$1,766,000		$3,284,000		$3,215,000

Weighted average shares outstanding	12,711,503		12,128,564		12,469,779		12,082,792
Income before discontinued operations per share – basic	$0.04		$0.15		$0.26		$0.28
Loss from discontinued operations per share – basic	—		—		—		(0.01)

Net income per share – basic	$0.04		$0.15		$0.26		$0.27

Diluted income per share:
Income before discontinued operations	$544,000		$1,766,000		$3,284,000		$3,368,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(b	)	(c	)	(b	)	(c	)

Income before discontinued operations plus assumed conversions	544,000		1,766,000		3,284,000		3,368,000

Loss from discontinued operations	—		—		—		153,000

Net income plus assumed conversions	$544,000		$1,766,000		$3,284,000		$3,215,000

Weighted average shares outstanding	12,711,503		12,128,564		12,469,779		12,082,792
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	277,912		834,155		486,868		684,784
Net effect of dilutive warrants based on the treasury stock method using average market price	(d	)	(c	)	(d	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b	)	(c	)	(b	)	(c	)

Total shares outstanding for computation of per share earnings	12,989,415		12,962,719		12,956,647		12,767,576

Income before discontinued operations per share – diluted	$0.04		$0.14		$0.25		$0.26
Loss from discontinued operations per share – diluted	—		—		—		(0.01)

Net income per share – diluted	$0.04		$0.14		$0.25		$0.25

(a)	For the three and nine months ended March 30, 2003 and March 31, 2002, 1,300 stock options would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.
(c)	Not included in calculation because the securities had not yet been issued.
(d)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4. Commitments and Contingencies

Restricted Cash

The Company had $641,000 of restricted cash as of March 30, 2003. These funds serve primarily as collateral for insurance claims and other claims against the Company.

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

Except as described in the “Tax Contingencies” and “Litigation” sections below for which the potential liabilities arose either before representations and warranties survival expirations or there is no survival expiration. The Company believes the risk of any additional significant liabilities arising from the Fuddruckers sale or DAKA spin-off is remote.

Tax Contingencies

In December 2001, the State of Florida proposed to assess Daka, Inc. (“Daka”) and other subsidiaries of DAKA International, Inc. (“DAKA”) $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company is contractually obligated to indemnify DAKA for this matter and is actively protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters. The Company has accrued an estimated amount for this matter in its financial statements which it believes is appropriate at this time based upon the status of the claim. The estimate may be revised when more information becomes available.

In addition to the matter explained in the preceding paragraph, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from Federal and state agencies. The Company is in the process of settling several such assessments. Tax reserves are accrued based upon the Company’s estimates of the ultimate settlement of the contingencies. As of March 30, 2003, the Company had $0.6 million accrued for tax liabilities associated with Fuddrucker pre-closing events and DAKA International pre-closing events. Actual amounts required to settle these obligations may exceed these estimates.

Litigation

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka employee $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the employee’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place prior to the Daka spin-off. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. On December 17, 2002, Daka filed its appellate brief with the Court of Appeals. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon Daka’s meritorious arguments and relevant legal precedents. The Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld on appeal. The Company has accrued approximately $0.3 million associated with this matter based on our estimate of the ultimate compensatory damages and anticipated to be awarded plaintiff legal fees. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known.

From time-to-time, additional lawsuits have been filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the restaurant industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current employees or others from time-to-time that are believed to be common for businesses such as ours. Relative to such matters, the Company is currently not a party to any litigation that we believe could have a material adverse effect on the Company’s consolidated financial position or results of operations.

Build-to-suit and Construction Commitments

The Company has entered into an agreement, as amended, with AEI Fund Management, Inc. (“AEI”) that provides a maximum $35.0 million financing commitment for the completion of up to ten new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

As of March 30, 2003 and June 30, 2002, the Company had $1.5 million and $1.1 million, respectively, of construction costs that had been funded by AEI. Since the projects were not complete as of those dates and the Company had additional obligations relative to the development agreements, the Company is considered the owner of the projects during the construction period. These amounts are classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At March 30, 2003, the Company estimates that additional construction costs of $2.2 million will be required to finish existing projects being funded under the AEI agreement.

As of March 30, 2003, the Company had $9.2 million of contractual construction commitments outside of the AEI development projects described above.

5. Predecessor Liabilities

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. The following table displays the activity and balances relating to these liabilities during the nine-month period ended March 30, 2003:

Balance at June 30, 2002	$1,372,000
Expense recognition	272,000
Payments	(735,000)

Balance at March 30, 2003	$909,000

This liability is included in accrued expenses and other long-term liabilities.

6. Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $299,000 and $250,000 that is included in general and administrative expense on the consolidated statements of operations for the nine months ended March 30, 2003 and March 31, 2002, respectively.

7. Notes Payable

On December 16, 2002, the Company issued, through a private placement, $15,000,000 of 5.5% Convertible Subordinated Notes due 2007 (the “Notes”) and related warrants (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Common Stock”) (see Note 8). The securities were sold to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended. The Notes were recorded at their estimated fair value of $13,995,000, net of $1,005,000 estimated fair value of the Warrants. The discount of $1,005,000 is being acreated to interest expense over the term of the Notes. Origination issuance costs of $1,395,000 are classified as other assets in the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the Notes. The Notes mature on December 15, 2007. Interest is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2003.

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

In February 2003, the Company finalized a commitment for bank financing under which it may borrow up to $8,000,000. The commitment has two parts: $2,000,000 is to provide short-term working capital and to support the issuance of letters of credit; the other $6,000,000 is to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related construction improvement allowance proceeds and will mature 90 days following the estimated restaurant opening date. The agreement will expire in January 2005 at which time all outstanding borrowings are due. Outstanding borrowings will bear interest at the Wall Street Journal Prime Rate and require monthly interest payments. There was an initial commitment fee of $42,500. The Company is required to maintain a Funded Debt to EBITDA (earnings before interest, tax, depreciation and amortization) ratio of not more than 2 to 1 and a debt to tangible net worth ratio not to exceed 1.25 to 1. Also, the Company is limited to $5,000,000 of annual replacement capital expenditures and the $2,000,000 working capital line must be repaid for 10 consecutive days each quarter. No amounts were drawn under the commitment as of March 30, 2003.

In December 2002, the Company repaid certain debt with existing balances totaling $5,243,000 before scheduled maturities with the proceeds of the Notes. Related prepayment costs and unamortized debt issuance costs totaling $290,000 were recorded as debt extinguishment costs in the accompanying Consolidated Statement of Operations.

8. Shareholders’ Equity, Stock Option Plans and Warrants

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

Through March 30, 2003, Mr. Baumhauer exercised options to purchase 728,647 shares of common stock of the Company under this plan with an aggregate exercise price of approximately $3,499,000. Mr. Baumhauer satisfied the exercise price of options to purchase 326,274 common shares and paid certain of his withholding tax liabilities by tendering to the Company (i) 187,073 common shares owned by him for more than six months having a fair market value of approximately $1,890,000 and (ii) 46,048 common shares that he received from the exercise of such options with a fair market value of approximately $465,000.

Through March 30, 2003, Mr. Baumhauer repaid $350,000 of a $550,000 loan from the Company. The loan was made in fiscal 2001 with an interest rate of 9.0% and is due on September 30, 2003. The proceeds of the loan were used by Mr. Baumhauer to purchase 178,000 shares of the Company’s common stock and pay related tax liabilities. The loan is secured by a pledge of the purchased stock. As of March 30, 2003, Mr. Baumhauer had 280,353 unexercised stock options that expire on June 30, 2003.

On December 16, 2002, the Company issued Warrants to purchase 386,961 shares of common stock of the Company in conjunction with the issuance of the Notes described in Note 7. Each Warrant is exercisable for one share of Common Stock at an initial exercise price of $11.10 per share, subject to adjustment upon certain events. The Warrants are exercisable (in whole or in part) at any time on or before December 15, 2007, unless earlier terminated at the Company’s option upon certain events. At any time after December 15, 2004, if the closing price of Common Stock exceeds 175% of the then effective exercise price of the Warrants for any 15 out of 20 consecutive trading days, the Company may terminate the Warrants. Any unexercised Warrants as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. The Warrants had an estimated fair market value of $1,005,000 as of the date of issuance and were recorded as additional paid-in capital, net of issuance costs of $100,000.

9. Prepaids Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 30, 2003	June 30, 2002
Prepaid rents, real estate taxes and related costs	$1,210	$1,082
Prepaid insurance (1)	1,603	—
Prepaid income taxes (2)	515	142
Prepaid licenses and permits	138	117
Prepaid contracts and other	537	302
Build-to-suit construction costs (3)	1,464	1,101

	$5,467	$2,744

(1)	Increase due to new insurance program collateral requirements.
(2)	Increase due to current year estimated taxes and overpayment of certain states prior year taxes.
(3)	Increase due to level of spending differences for built-to-suit construction projects that the Company is considered the owner.

10. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	March 30, 2003	June 30, 2002
Deferred financing costs (1)	$1,648	$474
Liquor licenses	475	495
Long-term deposits	152	151
Other	155	121

	$2,430	$1,241

(1)	Increase due to financing costs associated with convertible subordinated notes issued in December 2002.

11. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	March 30, 2003	June 30, 2002
Salaries, wages and related taxes (1)	$3,142	$1,884
Accrued taxes, predominantly sales and property	2,003	1,740
Build-to-suit construction liability	1,464	1,101
Accrued insurance	475	95
Predecessor obligations (sales taxes, legal and insurance)	605	872
Other	1,437	948

	$9,126	$6,640

(1)	Increase due to timing of payroll cycle. Two weeks of payroll were accrued at March 30, 2003 compared to one week of payroll at June 30, 2002.

The components of other long-term liabilities were as follows (in thousands):

	March 30, 2003	June 30, 2002
Tenant improvement allowances (1)	$14,198	$10,170
Deferred rents	1,990	1,665
Accrued insurance	75	50
Predecessor obligations (sales taxes, legal and insurance)	304	500
Other	39	31

	$16,606	$12,416

(1)	Increase due to $4.6 million of tenant improvement allowances received for new restaurants in the current fiscal year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Words such as “believe,” “anticipate,” “estimate,” “project,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. In addition to the factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, factors that may cause such a difference include, among others, the following:

•	Changes in general economic, political or public safety conditions, including changes caused by terrorist activities or escalation of war, which affect consumer spending for restaurant dining occasions.

•	Competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants.

•	The availability and terms of financing for the Company and any changes to that financing.

•	The impact of an increase in the minimum wage and its effect on the economy as well as the cost structure of the Champps restaurants.

•	The impact of increases in energy costs nationwide, including natural gas and electricity, and the Company’s ability to pass along these increases in costs to its customers.

•	The Company’s ability to manage, within acceptable parameters, contingencies associated with its former businesses including Fuddruckers and its former foodservice businesses.

•	The effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within Champps.

•	The Company’s ability to anticipate and react to changes in the demand for and cost of food and liquor products.

•	The Company’s ability to open new restaurants consistent with its expansion plans.

•	The Company’s ability to resolve its current litigation and state tax audits favorably.

•	Uncertainty regarding the issuance and renewal of licenses and permits for restaurant development and operations, including the sale of alcoholic beverages.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company’s business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company’s 2002 Annual Report on Form 10-K under the caption “Item 1. Business – Risk Factors,” other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to the Company’s officers, directors and employees, or to persons acting on the Company’s behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company’s control. Any of these factors could have a material adverse effect on the Company’s results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

RESULTS OF OPERATIONS

Overview

As of March 30, 2003, Champps Entertainment, Inc. owned and operated 39, and franchised 12, upscale, full-service, casual dining restaurants under the Champps Americana and Champps Restaurant names. Champps provides an extensive menu of approximately 85 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 27, 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company opened four restaurants and acquired two franchises. In fiscal 2001, the Company opened four restaurants and in fiscal 2002 the Company opened six restaurants. As of March 30, 2003, the Company had opened five additional locations, had five locations under construction, had fully executed contracts for six additional locations and was negotiating ten additional locations. We intend to open a total of eight restaurants in fiscal 2003 and approximately eight restaurants in fiscal 2004.

The Company’s new restaurants will typically range in size from 7,500 square feet to 9,000 square feet. These restaurants will require, on average, a net cash investment of approximately $1.8 million and total invested capital of approximately $2.8 to $3.3 million per restaurant excluding land costs and $4.3 million to $5.1 million including land costs. Pre-opening expenses are expected to average approximately $0.4 million per restaurant.

Because the Company is in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company’s quarterly and annual results. In addition, the Company’s results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional or local economic conditions, the impact of war, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability or the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

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

The Company’s restaurant sales are comprised almost entirely of food and beverage sales. Product costs include the costs of food and beverages. Labor costs include direct hourly and management wages, bonuses, workers’ compensation, taxes and benefits for restaurant employees. Other operating expense consists primarily of restaurant-level expenses for utilities, marketing expenses, repairs and maintenance and supplies such as tableware, cleaning and paper supplies, services such as janitorial and credit card and banking fees. Occupancy includes rent, property taxes, and property insurance costs. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization. General and administrative expense is composed of expenses associated with all corporate, administrative and indirect supervision functions that support existing operations, executive and corporate staff salaries and related employee benefits and tax expenses, travel, information systems, training and market research. Pre-opening expense consists of direct costs related to hiring and training the initial restaurant workforce and certain other direct costs associated with opening new restaurants. Interest expense and income, net includes the cost of interest expense on debt offset by interest income and capitalized interest. Other income (expense) primarily includes gains or losses associated with the early retirement of assets.

The Company reported net income of $544,000 for the quarter ended March 30, 2003, compared with net income of $1,766,000 for the comparable quarter last year. The Company reported net income of $3,284,000 for the nine months ended March 30, 2003, compared with net income of $3,215,000 for the comparable nine-month period last year.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2003 will consist of 52 weeks and will end on Sunday, June 29, 2003. The quarters ending March 30, 2003 and March 31, 2002 both had thirteen operating weeks and are referred to as the third quarter of fiscal 2003 and fiscal 2002, respectively.

[Remainder of page left intentionally blank]

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Nine Months Ended
	March 30, 2003		March 31, 2002		March 30, 2003		March 31, 2002
Revenue:
Sales	$46,037	99.7%	$41,066	99.6%	$133,758	99.7%	$116,149	99.6%
Franchising and royalty, net	147	0.3	164	0.4	444	0.3	471	0.4

Total revenue	46,184	100.0%	41,230	100.0%	134,202	100.0%	116,620	100.0%

Restaurant operating expenses (as a percentage of restaurant sales)
Product costs	13,003	28.3	11,612	28.3	37,442	28.0	32,963	28.4
Labor costs	14,982	32.5	13,249	32.3	43,025	32.2	37,550	32.3
Other operating expense	7,265	15.8	6,084	14.8	20,976	15.7	17,754	15.3
Occupancy	4,249	9.2	3,638	8.8	11,855	8.8	9,879	8.5
Depreciation and amortization	1,939	4.2	1,635	4.0	5,602	4.2	4,720	4.1

Restaurant operating expenses	41,438	90.0	36,218	88.2	118,900	88.9	102,866	88.6

Restaurant level operating profit	4,599	10.0	4,848	11.8	14,858	11.1	13,283	11.4

Restaurant operating and franchise contribution	4,746	10.3	5,012	12.2	15,302	11.4	13,754	11.8
General and administrative expense	2,643	5.7	2,240	5.4	7,492	5.6	6,359	5.5
Pre-opening expense	593	1.3	486	1.2	2,145	1.6	2,202	1.9

Income from operations	1,510	3.3	2,286	5.5	5,665	4.2	5,193	4.5
Other (income) expense:
Interest expense and income, net	526	1.1	465	1.1	1,337	1.0	1,400	1.2
Expenses related to predecessor companies	272	0.6	22	0.1	272	0.2	305	0.3
Debt extinguishment costs	—	—	—	—	290	0.2	—	—
Other (income) expense	41	0.1	(3)	—	242	0.2	(9)	—

Total costs and expenses	45,513	98.5	39,428	95.6	130,678	97.4	113,123	97.0

Income from continuing operations	671	1.5	1,802	4.4	3,524	2.6	3,497	3.0
Loss from discontinued operations	—	—	—	—	—	—	153	0.1

Income before income taxes	671	1.5	1,802	4.4	3,524	2.6	3,344	2.9
Income tax expense	127	0.3	36	0.1	240	0.2	129	0.1

Net income	$544	1.2%	$1,766	4.3%	$3,284	2.4%	$3,215	2.8%

Restaurant operating weeks	501		420		1,430		1,186
Restaurant sales per operating week	$92		$98		$94		$98
Number of restaurants (end of period) Company-owned	39		33
Franchised	12		13

Total restaurants	51		46

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

Thirteen Weeks Ended March 30, 2003 Compared to the Thirteen Weeks Ended March 31, 2002

Total revenue. Total revenue increased approximately $5.0 million, or 12.1%, to $46.2 million in the thirteen weeks ended March 30, 2003 from $41.2 million for the comparable prior year period primarily due to the opening of six additional restaurants in fiscal 2002, the opening of five restaurants in the first three quarters of fiscal 2003 and menu price increases of approximately two percent in August 2002 and a minor amount in February 2003. The increase was partially offset by lower comparable restaurant sales of 2.3%. In the third quarter of fiscal 2003, comparable food sales increased 0.6% due largely to increases in customer traffic partially offset by a lower guest check average; however, comparable alcohol sales decreased 8.4%. The comparable alcohol sales decrease was due, in part, to a strategic decision to de-emphasize the Company’s late night promotions. The Company’s view is that the late night promotions are costly and negatively impact the dinner guest. Sales in 2003’s third quarter were also negatively affected by severe weather largely in the Ohio, Indiana, mid-Atlantic and Colorado markets. In addition to 12 full store closure days from the severe weather, numerous late openings and early closures occurred during the quarter. Furthermore, sales were negatively affected by weakening consumer confidence coupled with the weak economy.

Restaurant operating costs.

Product costs. Product costs increased by $1.4 million, or 12.1%, to $13.0 million in the third quarter of fiscal 2003 from $11.6 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.3% in both fiscal 2003 and fiscal 2002.

Labor costs. Labor costs increased by $1.8 million, or 13.6%, to $15.0 million in the thirteen weeks ended March 30, 2003 from $13.2 million in the comparable prior year period primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales increased to 32.5% in fiscal 2003 from 32.3% in fiscal 2002 as a result of increased health benefit and payroll tax costs and the impact of lower average restaurant sales relative to fixed management costs. These increases were partially offset by less overtime and improved staff efficiency.

Other operating expense. Other operating expense increased $1.2 million, or 19.7%, to $7.3 million in the thirteen weeks ended March 30, 2003 from $6.1 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.8% in fiscal 2003 from 14.8% in fiscal 2002 due to higher utility costs resulting largely from the severe weather and a volatile heating oil and natural gas market and the impact of lower average restaurant sales relative to semi-fixed costs.

Occupancy. Occupancy expense increased $0.6 million, or 16.7%, to $4.2 million in the thirteen weeks ended March 30, 2003 from $3.6 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales was 9.2% in fiscal 2003 compared to 8.8% in fiscal 2002. Occupancy costs increased due to higher property tax costs and the impact of lower relative average restaurant sales.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 18.8%, to $1.9 million for the thirteen weeks from $1.6 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.2% in fiscal 2003 and from 4.0% in fiscal 2002 primarily as a result of lower relative average restaurant sales.

Restaurant level operating profit. Restaurant level operating profit decreased approximately $0.2 million, or 4.2%, to $4.6 million in the thirteen weeks ended March 30, 2003 from $4.8 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales decreased to 10.0% in fiscal 2003 from 11.8% in fiscal 2002 primarily due to the reasons stated above.

General and administrative expense. General and administrative expense increased $0.4 million, or 18.2%, to $2.6 million in the thirteen weeks ended March 30, 2003 from $2.2 million in the comparable prior year period. General and administrative expense as a percentage of revenue increased to 5.7% in fiscal 2003 from 5.4% in fiscal 2002. General and administrative expense increased as a result of a litigation settlement accrual of $241,000, addition of support personnel to facilitate growth and legal expenses related to a review by the Company’s audit committee of compliance with the Sarbanes-Oxley Act and other corporate governance issues of $97,000.

Pre-opening expense. Pre-opening expense was approximately $0.6 million for the thirteen weeks ended March 30, 2003 and $0.5 million for the comparable prior year period. Pre-opening expense as a percentage of revenue increased to 1.3% in fiscal 2003 from 1.2% in fiscal 2002. Pre-opening expense has historically been approximately $0.4 million per location. The Company opened one new location in both the third quarter of fiscal 2003 and fiscal 2002, but incurred more pre-opening expense for future openings in fiscal 2003 versus fiscal 2002.

Interest expense and income, net. Interest expense and income, net was approximately $0.5 million in both the third quarters of fiscal 2003 and fiscal 2002.

Income before income taxes. Income before income taxes decreased $1.1 million, or 61.1%, to $0.7 million for the thirteen weeks ended March 30, 2003 from $1.8 million in the comparable prior year period primarily for the reasons described herein. During the thirteen weeks ended March 30, 2003, $0.3 million was added to predecessor company liability reserve accounts largely as a result of two adverse legal decisions from cases with our predecessor company that originated in 1995 and 1996.

Income tax expense. For the thirteen weeks ended March 30, 2003, the Company recorded an income tax expense of $127,000 in fiscal 2003 compared to $36,000 in the comparable period in fiscal 2002 for state and local income taxes. The income tax expense for fiscal 2003 reflects adjustments to the prior year’s current income tax estimate based upon filed returns. The Company has a valuation allowance on its deferred tax assets of approximately $15.0 million at March 30, 2003. The Company evaluates the valuation allowance on a quarterly basis under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” utilizing available information regarding historical taxable income, temporary differences, tax law that may limit the utilization of an operating loss or tax credit carryforwards and estimated future taxable income. The Company is currently performing a detailed analysis of the potential limitations of its carryforwards. Based on the results of this analysis and future changes associated with forecasting future taxable income, net income may be impacted in the future to the extent that the Company believes it is more likely than not such deferred tax assets will be or will not be realized during the carryforward period.

Thirty-Nine Weeks Ended March 30, 2003 Compared to the Thirty-Nine Weeks Ended March 31, 2002

Total revenue. Total revenue increased approximately $17.6 million, or 15.1%, to $134.2 million in the thirty-nine weeks ended March 30, 2003 from $116.6 million for the comparable prior year period primarily due to the opening of six additional restaurants in fiscal 2002, the opening of five restaurants in the first three quarters of fiscal 2003 and menu price increases of approximately two percent in August 2002 and a minor amount in February 2003. The increase was partially offset by lower comparable restaurant sales of 1.8%. In the first three quarters of fiscal 2003, comparable food sales increased 1.0% due largely to higher traffic counts partially offset by a lower average check; however, comparable alcohol sales decreased 7.5%. The comparable alcohol sales decrease was due, in part, to a strategic decision to de-emphasize the Company’s late night promotions. The Company’s view is that the late night promotions are costly and negatively impact the dinner guest. Severe weather in many of the Company’s markets in February and March of 2003 also negatively impacted sales. Furthermore, sales were negatively affected by weakening consumer confidence coupled with the weak economy.

Restaurant operating costs.

Product costs. Product costs increased by $4.4 million, or 13.3%, to $37.4 million in the first thirty-nine weeks of fiscal 2003 from $33.0 million in the comparable prior year period. Product costs as a percentage of restaurant sales decreased to 28.0% in fiscal 2003 compared to 28.4% for fiscal 2002 due to the menu price increases and lower commodity costs.

Labor costs. Labor costs increased by $5.4 million, or 14.4%, to $43.0 million in the thirty-nine weeks ended March 30, 2003 from $37.6 million in the comparable prior year period primarily as the result of our increased restaurant base. Labor costs as a percentage of restaurant sales modestly decreased to 32.2% in fiscal 2003 from 32.3% in fiscal 2002 largely as a result of efficiency initiatives.

Other operating expense. Other operating expense increased $3.2 million, or 18.0%, to $21.0 million in the thirty-nine weeks ended March 30, 2003 from $17.8 million in the comparable prior year period. Operating expense as a percentage of restaurant sales was 15.7% in fiscal 2003 compared to 15.3% fiscal 2002. The increase was largely due to higher utility costs.

Occupancy. Occupancy expense increased $2.0 million, or 20.2%, to $11.9 million in the thirty-nine weeks ended March 30, 2003 from $9.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 8.8% in fiscal 2003 from 8.5% in fiscal 2002 primarily due to higher property tax costs coupled with lower comparable average restaurant sales.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 19.1%, to $5.6 million for the thirty-nine weeks ended March 30, 2003 from $4.7 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales was 4.2% for fiscal 2003 and 4.1% for fiscal 2002.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.6 million, or 12.0%, to $14.9 million in the thirty-nine weeks ended March 30, 2003 from $13.3 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales decreased to 11.1% in fiscal 2003 from 11.4% in fiscal 2002 primarily due to the reasons described above.

General and administrative expense. General and administrative expense increased $1.1 million, or 17.2%, to $7.5 million in the thirty-nine weeks ended March 30, 2003 from $6.4 million in the comparable prior year period. General and administrative expense as a percentage of revenue was 5.6% in fiscal 2003 and 5.5% in fiscal 2002. General and administrative expense increased as a result of a $180,000 reversal of bad debt from a franchisee in fiscal 2002, $241,000 of litigation settlement costs, $144,000 of expenses related to a terminated project in fiscal 2003 and higher computer service and professional fees in fiscal 2003.

Pre-opening expense. Pre-opening expense was approximately $2.1 million for the thirty-nine weeks ended March 30, 2003 and $2.2 million for the comparable prior year period. Pre-opening expense as a percentage of revenue decreased to 1.6% for fiscal 2003 from 1.9% in fiscal 2002. The Company opened five new locations in both the first thirty-nine weeks of fiscal 2003 and fiscal 2002. Pre-opening expense has historically been approximately $0.4 million per location.

Interest expense and income, net. Interest expense and income, net was approximately $1.3 million in the first thirty-nine weeks of fiscal 2003 compared to $1.4 million for the comparable period in fiscal 2002.

Debt extinguishment costs. Debt extinguishment costs of $0.3 million were incurred for the thirty-nine weeks ended March 30, 2003 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. No debt extinguishment costs were incurred in the comparable prior year period.

Other (income) expense. The Company recorded other expense of $0.2 million in the thirty-nine weeks ended March 30, 2003 compared to a nominal amount for the comparable prior year period. The increase in expense resulted from losses on asset disposals from asset replacements.

Income before income taxes. Income before income taxes increased $0.2 million, or 6.1%, to $3.5 million for the thirty-nine weeks ended March 30, 2003 from $3.3 million in the comparable prior year period primarily for the reasons described herein. During the thirty-nine weeks ended March 30, 2003, $0.3 million was added to the reserves for predecessor company obligations. During the thirty-nine weeks ended March 31, 2002, $0.5 million was added to the reserves for predecessor company obligations and discontinued operations.

Income tax expense. For the thirty-nine weeks ended March 30, 2003, the Company recorded an income tax expense of $0.2 million in fiscal 2003 and $0.1 million in fiscal 2002 for state and local income taxes.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low, as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices. Funding for expansion during fiscal year 2003 and fiscal year 2002 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Capital expenditures before the receipt of tenant improvement allowances were $15.6 million and $11.7 million for the nine months ended March 30, 2003 and March 31, 2002, respectively. Tenant improvement allowances are reimbursements received from certain of the Company’s landlords for construction expenditures.

In December 2002, the Company received $15.0 million of proceeds related to the issuance of 5.5% convertible subordinated notes (“notes”) and warrants. Approximately $1.4 million of issuance costs were incurred relative to the notes. The notes are due December 2007 and require interest only payments semi-annually on June 1st and December 1st in arrears. In the second quarter of fiscal 2003, the Company utilized a portion of the notes and warrants proceeds for the repayment of $5.2 million of notes payable before scheduled maturity plus prepayment costs of $0.2 million. The Company intends to use the remaining proceeds for working capital and to build new restaurants.

As of March 30, 2003, the Company’s unrestricted cash balance was $11.0 million and the restricted cash balance was $0.6 million. The restricted cash balance primarily serves as collateral for insurance claims. The Company anticipates that it will generate positive cash flows from operations for the remainder of fiscal year 2003. Capital expenditures for the balance of fiscal year 2003 are anticipated to be approximately $5.4 million before the receipt of tenant improvement allowances of approximately $1.6 million. These capital expenditures will be used primarily for the construction of three new restaurants to be opened in fiscal 2003, upgrades to existing restaurants and the start of construction for restaurants to be opened in fiscal 2004.

For the nine months ended March 30, 2003, the Company generated cash flow from operating activities of $8.1 million. The Company utilized these funds and available cash balances for the $15.6 million in capital expenditures.

The Company anticipates that funding for its expansion and other capital expenditures will be provided from available cash, cash flows from operations, tenant improvement allowances, build-to-suit commitments and equipment financing.

During the first nine months of fiscal 2003, the Company received tenant improvement allowances of approximately $4.9 million. The Company is anticipating tenant improvement allowances of approximately $1.6 million for the remainder of fiscal 2003 for leases that have already been executed.

The Company has amended its build-to-suit facility with AEI Fund Management, Inc. This commitment provides for the completion of ten new restaurants with a total funding commitment of $35.0 million. At March 30, 2003, we have completed the construction of one restaurant under the commitment located in Houston, Texas. The second restaurant to be completed under the commitment will be built in Cincinnati, Ohio and is expected to be completed in June 2003. The third restaurant to be completed under the commitment will be built in Orland Park, Illinois and is expected to be completed in November 2003. The amended commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven additional restaurant sites. This commitment is subject to various pre-closing conditions.

The Company currently has a commitment from GE Capital for a $5.0 million term loan collateralized with certain restaurant equipment. As of March 30, 2003, the Company had borrowed $500,000 under this commitment and anticipates borrowing an additional $4.5 million. The funding cut-off date for this commitment is May 31, 2003. The Company is in the process of finalizing the loan documents associated with this commitment.

In February 2003, the Company finalized a bank credit commitment under which it may borrow up to $8,000,000. The commitment has two parts: $2,000,000 is to provide short-term working capital and to support the issuance of letters of credit; the other $6,000,000 is to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related tenant improvement allowance proceeds and will mature 90 days following estimated restaurant opening date. The commitment expires on January 2005 at which time all outstanding borrowings are due. No amounts were drawn under the commitment as of March 30, 2003.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2003 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal expenses and settlements. These expenditures are estimated to range between $0.2 million and $0.4 million during the balance of fiscal year 2003. During the first nine months of fiscal 2003, the Company expended approximately $0.7 million for these liabilities.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations and commitments

Payments, including interest, due by period as of March 30, 2003

(in thousands)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$219,317	$13,449	$29,806	$30,087	$145,975
Capital leases	1,557	743	814	—	—
Notes payable	38,655	3,208	6,191	19,837	9,419
Letters of credit	641	641	—	—	—
Construction commitments	9,235	9,235	—	—	—
Build-to-suit construction commitments	2,218	2,218	—	—	—

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during the first nine months of fiscal year 2003. The effect of a similar hypothetical change in interest rates on the Company’s variable rate debt and the investment rates implicit in the Company’s build-to-suit arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company’s credit arrangements.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

See “Note 4. Commitments and Contingencies – Litigation” in Notes to Unaudited Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
10.1	Master Credit Facility Agreement, dated as of February 14, 2003, by and between First National Bank of Colorado and Champps Entertainment, Inc.

99.1	Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the third quarter, we filed the following reports on Form 8-K:

The Company filed a Form 8-K on January 24, 2003, announcing the results for its second quarter of fiscal 2003 ended December 29, 2002.

In addition, we filed the following reports on Form 8-K subsequent to the close of the third quarter of fiscal 2003:

The Company filed a Form 8-K on April 23, 2003, announcing results for its third quarter of fiscal 2003 ended March 30, 2003.

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

May 9, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ WILLIAM H. BAUMHAUER
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ FREDERICK J. DREIBHOLZ
Frederick J. Dreibholz Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)