Form 10-K
period 2003-06-29
CHAMPPS ENTERTAINMENT INC
filed 2003-09-24
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Check One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For The Fiscal Year Ended June 29, 2003

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___ to ___

Commission File Number: 0-22639

CHAMPPS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3370491 (I.R.S. Employer Identification No.)
10375 Park Meadows Drive, Suite 560, Littleton, CO (Address of principal executive offices)	80124 (Zip Code)

303-804-1333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K: [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on September 19, 2003 was $63,267,969.

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on December 29, 2002 was $81,408,215

Number of shares of Common Stock, $.01 par value, outstanding at September 19, 2003: 12,778,050

DOCUMENTS INCORPORATED BY REFERENCE

The sections of the Company’s definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

The Company’s definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on or about December 3, 2003 pursuant to regulation 14A, which involves the election of directors.

Cross Reference Sheet between Items of
Registrant’s Proxy Statement and Form 10-K

PART III
10	Directors and Executive Officers of the Registrant	Election of Directors and Directors of Committees in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on or about December 3, 2003.
11	Executive Compensation	Compensation in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on or about December 3, 2003.
12	Security Ownership of Certain Beneficial Owners and Management	Principal Stockholders in the Company's Proxy Statement relating to its Annual Meeting of Stockholders to be held on or about December 3, 2003.
13	Certain Relationships and Related Transactions

Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124. The annual report is also available at our web site at www.champps.com.

i

FORM 10-K INDEX

PART I
Item 1 Item 2 Item 3 Item 4	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 18 18 19
PART II
Item 5 Item 6 Item 7 Item 7a Item 8 Item 9	Market for the Registrant's Common Stock and Related Stockholder Matters Selected Financial Data Management's Discussion and Analysis of Results of Operations and Financial Condition Quantitative and Qualitative Disclosure About Market Risk Financial Statements and Supplementary Data Changes in and Disagreements with Accountants on Accounting Financial Disclosure	19 20 21 32 32 32
PART III
Item 10 Item 11 Item 12 Item 13 Item 14	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions Controls and Procedures	33 35 35 35 35
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	36

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

(1) (2) (3) (4) (5) (6) (7) (8) (9) (10) (11) (12) (13) (14)	the highly competitive nature of the restaurant industry;

our ability to achieve and manage our planned expansion;

our ability to raise capital in the future;

changes in the availability and costs of food;

potential fluctuation in our quarterly operating results due to seasonality and other factors;

the continued service of key management personnel;

consumer perceptions of food safety;

changes in consumer preferences or consumer discretionary spending;

our ability to attract, motivate and retain qualified associates;

labor shortages or increased labor charges;

our ability to protect our name and logo and other proprietary information;

the impact of litigation;

the impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages; and,

the ability to fully utilze income tax operating loss and credit carryforwards.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business — Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001 are referred to as fiscal 2003, 2002 and 2001, respectively. Fiscal 2003, 2002 and 2001 each contained 52 weeks.

PART I

Item 1.        Business.

Overview

Champps offers an energetic, upscale casual dining experience with uncompromising service and an extensive menu of freshly prepared items, set in a comfortable atmosphere that promotes social interaction among our guests. As of September 19, 2003, we owned and operated 44 restaurants in 16 states and had 12 restaurants operating under franchise or license agreements in five states. Our menu is comprised of approximately 86 items, primarily made from scratch on the premises. We typically include a selection of 16 appetizers, ten main plate salads, 28 high-end sandwiches and specialty burgers and 26 entrée selections, along with an additional five to eight regularly changing specials. Our menu selection includes not only traditional American favorites such as Champp’s Meatloaf and Grilled Salmon, but also a variety of ethnic cuisine such as our Mongolian Egg Rolls and Wai Kan Chicken. This diversity is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, after-work, dinner and late night. We believe that our enticing offerings and generous portions, combined with an average check per dining room guest of approximately $13.03 in fiscal 2003, excluding alcoholic beverages, offer our guests exceptional value.

Our restaurants are designed to create an engaging and socially interactive dining experience. Through the use of multiple levels and other design elements such as ceramic Italian style tile, slate style floors and extensive wood accents, we are able to create a variety of dining atmospheres to satisfy a wide range of diners including families with children, business professionals, couples and singles, as well as sports fans of all ages. Our restaurants range from approximately 7,500 to nearly 12,100 square feet and seat 217 to 360 guests. We position multiple video walls and large televisions strategically throughout each restaurant to create an energetic and participatory dining experience. Our bar area, which is located away from the main dining area, creates a focal gathering point for our guests to socialize. We offer music, television broadcasts and special promotional events to increase guest traffic and promote repeat visits. During fiscal 2003, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.9 million, which is among the highest in the casual dining industry.

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

We opened seven restaurants in fiscal 2003. We expect to open six to eight restaurants in fiscal 2004 by expanding our presence in existing markets and selectively entering new markets. We have increased our number of company-owned restaurants from 18 in fiscal 1999 to 41 restaurants in fiscal 2003, representing a compounded annual growth rate of 22.8%. We believe that the flexibility of our day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and excellent service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

Business strategy

Our objectives are to build our brand awareness and guest loyalty and provide our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts. To achieve our objectives, we have developed the following strategies:

Offer a comprehensive menu featuring enticing foods and beverages. We offer an extensive and varied menu in each of our four day-parts. Our menu is designed to suit a wide variety of dining occasions that broadens our consumer appeal and keeps the menu fresh for our frequent diners. In contrast to many competing restaurant operations, substantially all of our menu items are prepared on the premises from scratch using high quality, fresh ingredients and proprietary recipes. Champps is recognized by our guests for providing exceptional value by offering generous food portions at moderate prices. Our sophisticated, full service bar offers approximately 18 selections of wine, 20 domestic and imported bottled and draft beers, as well as premium liquor and specialty drinks. For fiscal 2003, sales of alcoholic beverages represented approximately 29.5% of our total food and beverage sales.

Provide service that “WOWs” our guests. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our associates to exceed each guest’s dining expectations. We position associates to greet guests when they enter our restaurants and train our managers to visit each table. We also encourage our bartenders to introduce themselves to each patron at the bar, and our servers typically are responsible for no more than three to four tables at a time. Our entire staff is dedicated to executing our standard of delivering orders within 12 minutes of being placed. We encourage a strong, team-oriented atmosphere among our associates that we believe creates uncompromising guest service and a sense of pride in the Champps brand.

Create a fun, high energy, social dining and entertainment experience. Our distinct dining experience features extensive entertainment and socially interactive activities designed to encourage guest frequency and attract guests outside of normal peak dining hours. For example, we increase guest traffic in our late night day-part by encouraging guest participation in a variety of promotional events we offer, such as the “Big Bike Give-Away” and Karaoke. Our special design elements, multiple dining levels, patio areas and sizable bar area allow us to comfortably serve guests seeking different dining experiences and further promote frequent visits. Our two to three video walls and ten to 12 televisions located throughout our restaurants, as well as our state-of-the-art audio systems, enable us to provide an exciting and socially interactive environment to view major sporting events. Our open display kitchens afford our guests the opportunity to observe our kitchen staff in action.

Capitalize on our proven multiple day-part model. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests during lunch, after work, during dinner and after dinner during our late night periods. For fiscal 2003, we generated 33.7% of our sales during lunch, 60.3% after work and during dinner and 6.0% during late night, demonstrating the versatility of our concept and our ability to serve guests for a variety of occasions such as professional lunches and everyday dining, as well as social and special occasions. We adjust our ambiance throughout the day by changing the music and choice of programming for each day-part. According to a market research study of over 1,100 of our guests completed during fiscal 2002, on average our guests visit Champps 2.7 times per month while 10.0% of our guests visit our restaurants on an average of 11 times per month. By operating in multiple day-parts, we are able to maximize revenue and leverage both development and operating costs. We believe the versatility of our operating strategy has allowed us to build strong guest loyalty with a high percentage of repeat business.

Deliver strong unit economics. We believe our company-owned restaurants provide strong unit level economics. Our company-owned restaurants open throughout fiscal 2003 generated average restaurant sales of approximately $4.9 million and restaurant level operating cash flows of approximately $0.8 million1, or 16.3% of average annual restaurant sales. The average cash investment cost for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.7 million, excluding pre-opening expense, which averaged approximately $0.4 million per restaurant. Although the reporting of restaurant level operating cash flows is a non-GAAP measure of our performance, we believe that a prudent investor needs to understand the economic model of Champps to make an informed investment decision.

Build awareness of the Champps brand. We believe that the Champps name has achieved substantial brand equity among our guests and has become well known within our markets for our high quality, innovative menu items, generous portions, uncompromising service and a fun, engaging dining experience. We have implemented a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. In addition, we believe the most effective way to build brand awareness is to consistently deliver a dining experience that exceeds our guests’ expectations.

Growth strategy

We adhere to a disciplined growth strategy and believe that there are significant opportunities to expand our concept in existing and new markets throughout the United States. The future development of Champps restaurants will be accomplished primarily through the development of company-owned restaurants in existing markets. In addition, we plan to open approximately 25% to 30% of our new restaurants in new markets. Opening multiple units in existing markets enables us to leverage costs and gain efficiencies associated with regional supervision, marketing, purchasing and hiring. We believe this approach reduces the risks involved with opening new restaurants in markets where we better understand the existing competitive conditions, consumer tastes, demographics and discretionary spending patterns. In addition, our ability to hire qualified associates is enhanced in markets in which we are well known and we are able to utilize existing associates in new restaurants and capitalize on our brand awareness.

Our current expansion plans do not include adding new franchisees. Although our existing franchisees do not have the right to open additional restaurants, under certain circumstances we may permit our existing franchisees to open additional restaurants from time-to-time. Currently, an existing franchisee is negotiating to open a Champps restaurant in Des Moines, Iowa. Although we have no obligation to do so, in the future, we may seek to acquire some or all of our 12 franchised restaurants from our franchisees. This may require additional capital.

In fiscal 2001, fiscal 2002 and fiscal 2003, we opened four, six and seven new restaurants, respectively. We plan to open six to eight restaurants in fiscal 2004. As of September 19, 2003, we have opened three restaurants, begun construction on three restaurants and have signed agreements for four additional restaurants that will open in fiscal 2004 or 2005. In addition, we have identified multiple sites that meet our growth objectives for the remainder of fiscal 2004 and partially through fiscal 2005.

(1) Average restaurant level operating cash flow for 2003 (in 000's)

	Total	Stores open greater than one year	Stores open less than one year
Income from operations	$6,552	$11,101	$(4,549)
less franchise and royalty, net	616	616	-
plus general and administrative expense	9,938	9,252	686
plus depreciation and amortization	7,627	6,855	772
plus pre-opening	3,124	-	3,124
plus equipment operating leases	412	412	-

Restaurant level operating cash flows	27,037	27,005	32

Divided by stores open greater than one year		34

Average restaurant level operating cash flow for 2003		$794

We believe that our site selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. Our chief executive officer, chief operating officer and the respective regional directors of operations must approve each restaurant site. Our site selection criteria focuses on locating in larger metropolitan areas with average household income of at least $75,000 and population density in excess of 75,000 within a three mile radius. In addition, site visibility, traffic patterns, accessibility, adequate parking, competitive restaurants, associate availability, proximity to entertainment activities, as well as areas near a combination of commercial office space, residential housing and high traffic areas, influence our site selection criteria. Potential sites are also evaluated by our vice president of development to insure we meet our construction obligations and capital expenditure projections, our legal counsel to insure we negotiate favorable terms in our leases and our chief financial officer to insure we meet our profit and investment return objectives.

Unit level economics and day-part allocation

Our current restaurants range in size from approximately 7,500 to 12,100 square feet and have approximately 207 to 360 indoor seats and approximately 42 additional patio seats on average. We lease 40 of our restaurants and own one. During fiscal 2003, our base of restaurants opened for the entire 12-month period, generated average sales of approximately $4.9 million and restaurant level operating cash flows of approximately $0.8 million, or 16.3% of restaurant sales. Based on the Company’s average net cash investment to build a restaurant of approximately $1.7 million, our restaurants opened for the entire 12-month period generated a cash-on-cash return of over 47.1%.

Our prototype restaurant is approximately 9,000 square feet and has seating for approximately 320 guests. We have also constructed a second smaller prototype of 7,500 square feet that has seating for approximately 250 guests. The average net investment cost for our restaurants depends upon whether we lease the restaurant or complete the restaurant through a build-to-suit transaction, the terms of the lease entered into, the amount of tenant improvement allowance we receive and whether we enter into an operating lease for any equipment. The average cash investment cost for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.7 million, net of tenant improvement allowance and excluding pre-opening expense of $0.4 million.

Our success in four distinct day-parts demonstrates the strength of our concept. The following table depicts the amount and percentage of contribution to each day-part of overall company-owned restaurant sales during fiscal 2003. During this period, our food and alcoholic beverage sales as a ratio of total food and beverage sales was 70.5% and 29.5%, respectively. Our dinner day-part includes our happy hour, which we refer to as sales of alcoholic beverages that occur between 4:00 p.m. and 10:00 p.m. Our bar area produces approximately 20.5% of our total restaurant sales, 63.3% of which are generated from 4:00 p.m. to 10:00 p.m., which signifies our strong after work and happy hour business. Champps merchandise and other sales totaled $408,000 and were 0.2% of overall sales and are not included below.

Sales — Fiscal 2003 (in 000‘s)

	Food Sales		Alcoholic Beverage Sales		Food and Alcoholic Beverage Sales
	Sales	Percentage	Sales	Percentage	Sales	Percentage
Lunch Open to 4:00 p.m.	$52,753	41.6%	$7,831	14.8%	$60,584	33.7%
Dinner 4:00 to 10:00 p.m.	69,718	55.1%	38,608	72.7%	108,326	60.3%
Late Night 10:00 p.m. to close	4,148	3.3%	6,649	12.5%	10,797	6.0%

Total All Day	$126,619	100.0%	$53,088	100.0%	$179,707	100.0%

Restaurant design and ambiance

Our restaurants have an ambiance enhanced by a layout that encourages social interaction and promotes a high-energy environment. All of our restaurants have multiple levels that enable us to channel guests towards a specific location depending upon their dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. The majority of our restaurants have a large “L” shaped bar area, located on the first level. The bar’s numerous angles and bends provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create different dining environments. We also use plasma televisions to incorporate the latest technologies and keep our restaurants up to date.

Our restaurant interiors utilize a combination of dark cherry stained wood and brick throughout the dining area, Italian style ceramic tile in the kitchen and bathrooms, slate style tile in the bar area and noise reducing carpet in the dining room. Our bars are generally stainless steel and we use accented black granite or wood trim at our specially designed hostess stands to enhance our contemporary feel. The majority of our restaurants include an indoor patio area with a large fireplace and several have outdoor patios, all of which provide our guests with multiple settings to choose from. Our display kitchens are presented behind a floor-to-ceiling glass wall to provide a focal point for the dining room. We use a variety of directional lighting and chandeliers are used frequently to create a warm environment in our dining rooms and bar area.

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

Menu

We offer our guests a comprehensive selection of approximately 86 items, primarily made on the premises from scratch, which typically includes a selection of 16 appetizers, ten main plate salads, 28 high-end sandwiches and specialty burgers and 26 entrée selections. Our menu selection includes not only traditional American favorites such as Champp’s Meatloaf and Grilled Salmon, but also a variety of ethnic cuisine such as Mongolian Egg Rolls and Wai Kan Chicken. For example, one of our most popular entrees is the Sicilian Parmesan Crusted Chicken that is created with three large chicken breasts crusted with an Italian herb mix and shredded parmesan cheese before pan frying in olive oil and accompanied by tender angel hair noodles, our freshly prepared traditional marinara sauce and fresh garlic buttered toasted crostini. We continuously experiment with food and beverage items to develop proprietary recipes with high flavor profiles to ensure that our menu is imaginative and exciting to our guests. We also feature five to eight specials that change regularly, allowing us to continually refine our menu offerings and keep our selections fresh for our frequent users. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Our fresh sauces, salad dressings, batters and mixes are prepared daily in our restaurants using high-quality and fresh ingredients.

The food items on our menu range from $4.95 to $12.95 for appetizers, $5.95 to $12.95 for burgers and sandwiches, and $7.45 to $18.95 for dinner salads and entrees. For fiscal 2003, our average guest check in our dining room was approximately $13.03, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 18 selections of wine, most of which are available by the glass, 20 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 29.5% of total food and beverage sales during fiscal 2003.

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

Guest loyalty

We believe our restaurants generate higher than average repeat visits due to our four day-part offerings of lunch, after work, dinner and late night, as well as the increased guest traffic generated from the broadcasting of major sporting events. Based upon a market research study of over 1,100 of our guests completed during fiscal 2002, we determined that on average our guests visit Champps 2.7 times per month as compared to approximately 1.9 visits per month for the casual dining industry, while 10.0% of our guests visit our restaurants on average 11 times per month. The social interaction that is created within our restaurants also provides our guests with a comfortable setting to meet family, friends and co-workers. We rely on frequent visits and loyalty from our guests to generate the high volume of sales in our restaurants.

Marketing and advertising

Historically, we have relied primarily on guest referrals rather than external marketing initiatives to promote our brand. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to drive guest frequency and sales. We have implemented a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. During fiscal 2003, 2002 and fiscal 2001, our expenditures for advertising and promotions were less than 1.5% of total restaurant sales.

Our associates are integral to the success of our in-store marketing strategy. Our hosts introduce our specials to our guests upon seating, and at the end of each dining experience, our wait staff is instructed to inform our guests of upcoming special or promotional events. We communicate special events to our guests with poster stanchions or special displays, as well as table displays. Finally, when exiting our restaurants, the greeters thank each guest for coming to Champps and invite them to come back soon.

On occasion, we engage in paid advertising for individual restaurant locations, including newspaper and radio advertisements, and have tested cable television advertising in select markets. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings.

Operations

Restaurant management. At September 19, 2003, we had nine regional directors who typically oversee approximately four to seven restaurants each. These regional directors supervise the general managers at each restaurant in their region. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are frequently promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels for revenue, profit and guest service.

Restaurant associates and service. We believe that our uncompromising service is one of our differentiating factors. Our service is based on a team concept to ensure that guests are made to feel that any associate can help them and that they are never left unattended. To maintain these high standards, we seek to hire and train personnel who believe in our philosophy and are passionate about guest service. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our associates. All associates meet with their managers at two daily pre-shift motivational and informational meetings in which service standards, restaurant promotions, specials and quality control are reviewed. We frequently reward individual and restaurant achievement through several recognition programs intended to build and maintain associate morale. For example, our “Pin Program” rewards and recognizes the efforts of associates with pins that are worn proudly on uniforms to publicly acknowledge their commitment to guest service.

Training.The restaurant management team is provided with an intensive eight-week training program to ensure they have appropriate knowledge to excel in their position. All members of management are required to receive kitchen training to understand the importance of the food preparation process and how the quality of our menu is a significant driver of repeat guest visits. In addition, all field management associates with a minimum of six months experience with Champps complete a one-week training program entitled “Champps Management Leadership Conference.” This program combines hands-on training and demonstrations with classroom instruction from each of the various corporate departments in order to educate them on Company policies, train them to be more effective managers and prepare them for promotional opportunities including general manager positions. We also host an annual general managers’ conference focusing on strategic issues in addition to conducting other training classes. This conference also serves as a platform to recognize the general managers who exceeded our expectations.

We provide all new associates with complete orientation and training for their positions to ensure they are able to meet our high standards and understand our company policies. For servers, we require a minimum of six days training on how to serve our food, the composition and preparation techniques for each menu item, direction on how to treat and serve our guests and ways to promote our business. Our food preparation staff undergoes an intensive five-day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new associate’s progress at pre-determined stages within the training schedule.

When we open a new restaurant, we provide an extensive and varied level of training to associates in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. This training helps provide our guests with a quality dining experience from opening day on. Our training programs enable us to promote existing associates and managers as new restaurants open. We believe that we can support our expansion strategy as a result of having a large manager base in existing restaurants that can be promoted or transferred to new restaurants, combined with our thorough training programs and hiring of outside personnel.

Restaurant franchise and licensing agreements

As of September 19, 2003, we had 12 franchised restaurants that began operations between 1991 and 2000. The franchise in Duluth, MN was closed by the franchisee in July 2002. For fiscal 2002, the Duluth franchise recorded sales of approximately $1.0 million and we recorded net franchise royalty income of approximately $18,000. Seven of our current franchised restaurants are located in the Minneapolis, MN area. We also have one franchised restaurant in Charlotte, NC, Sioux City, SD, Omaha, NE, and two in Milwaukee, WI. Three franchisees own eight of the 12 franchised restaurants.

Our revenue from current franchisee agreements represented approximately 0.3% of our revenue in fiscal 2003. The franchisee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Currently, we are not actively seeking additional franchisees. Although our existing franchisees do not have the right to open additional restaurants, under certain circumstances we may permit our existing franchisees to open additional restaurants from time-to-time. Currently, an existing franchisee is negotiating to open a Champps restaurant in Des Moines, Iowa. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

Accounting and management information systems

We use an automated data processing system and standardized reporting procedures to provide each of our company-owned restaurants with centralized financial and management controls. Our management information system tracks each restaurant’s weekly sales reports, vendor invoices, payroll information and other operating information which is connected to our centralized accounting and management information systems at our corporate headquarters in real time. By having a system where data can be input remotely and controlled centrally, the overhead functions are streamlined and administrative expenses are reduced.

While we continue to monitor our computer hardware and financial software for potential upgrades, we believe our existing management information systems are sufficient to support our long-term expansion plans.

Purchasing

We endeavor to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. We rely on SYSCO Corporation, a national food distributor, as the primary supplier of our food. In August 2003, we entered into a new five-year distribution agreement with SYSCO. By utilizing a distribution company with a national presence, we are able to ensure consistent application of menu specifications throughout the country at a pre-negotiated price. We also periodically enter into selective short-term agreements for the products we use most extensively. This helps us to consistently maintain our product costs. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management determines the quantities of food and supplies required. Our centralized purchasing staff, under the direction of our chief operating officer, specifies the products to be used at our restaurants, designates the vendors and provides suppliers with detailed ingredient specifications.

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

Associates

As of September 19, 2003, we had approximately 5,270 associates on the Champps team, approximately 385 of which were restaurant management and field support personnel and 40 whom worked at corporate headquarters. We do not have any collective bargaining agreements. We consider our associate relations to be good.

History

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, chief executive officer and president of DAKA International, Inc., a large publicly traded food service management and restaurant company, led DAKA’s purchase of Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA spun off its food service businesses and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Service. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc.

Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer set in motion a series of strategic initiatives that included hiring a new management team, consolidating our headquarters, improving our operational and financial reporting procedures, standardizing the purchasing process and establishing new associate training and retention practices. As a result, our restaurant level operating profit margin increased from 7.6% in 1999 to 10.5% in fiscal 2003. In addition, our income from continuing operations increased from a negative $14.1 million in fiscal 1999 to a positive $3.9 million in fiscal 2003. We have also implemented a disciplined expansion strategy and have added 27 restaurants since Mr. Baumhauer’s return.

Operating Locations

We lease all but one of our restaurants. The leases for our restaurants expire at varying times commencing in 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years. Currently, our leases, with option periods, expire between 2010 and 2041.

The following table sets forth data regarding our 41 company-owned restaurants at June 29, 2003.

Company-owned restaurants

State	City	Approx. Conditioned Square Footage	Approximate Total Seating
ARIZONA CALIFORNIA COLORADO FLORIDA GEORGIA ILLINOIS INDIANA MARYLAND MICHIGAN MINNESOTA NORTH CAROLINA NEW JERSEY OHIO PENNSYLVANIA TEXAS VIRGINIA	Phoenix
Irvine
Littleton
Denver
Ft. Lauderdale
Tampa
Alpharetta
Lincolnshire
Lombard
Schaumburg
Skokie
Indianapolis
Indianapolis
Columbia
Livonia
Troy
Utica
West Bloomfield
Eden Prairie
Minnetonka
Richfield
Durham
Raleigh
Edison
Marlton
Cincinnati
Columbus
Columbus
Columbus
Dayton
Lyndhurst
Valley View
King of Prussia
Addison
San Antonio
Las Colinas
Houston
Houston
Houston
Reston
Pentagon City
8,047
   9,809
   9,163
   9,810
   8,517
   8,697
   10,182
   9,165
   10,480
   10,967
   9,846
   10,270
   9,500
   8,590
   10,059
   10,059
   7,565
   7,498
   9,040
   12,085
   7,890
   9,596
   8,114
   7,619
   10,150
   7,918
   8,170
   8,930
   10,128
   9,368
   8,170
   9,163
   9,160
   9,900
   8,878
   10,182
   11,384
   9,160
   10,180
   11,469
   9,487
251 245 300 274 257 259 288 291 302 310 328 286 273 291 285 275 261 248 299 360 241 288 288 244 287 315 291 291 317 314 224 300 334 318 217 316 331 325 328 327 293

Restaurants to open

As of September 19, 2003, we have opened three additional restaurants during fiscal 2004, one in Lansing, Michigan, one in Colorado Springs, Colorado and one in Richmond, Virginia. We have begun construction on restaurants located in Wilmington, Delaware, Rochester, New York, and Fairfax, Virginia. We also have signed agreements to open restaurants in Baltimore, Maryland, Westlake, Ohio, Philadelphia, Pennsylvania and Orland Park, Illinois.

Franchised restaurants

As of September 19, 2003, we have 12 franchised restaurants, seven of which are located in the Minneapolis, MN area, two in Milwaukee, WI, and one in each of Charlotte, NC, Sioux City, SD and Omaha, NE. A franchise located in Duluth, MN was closed by the franchisee in July 2002.

Trademarks

Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: “Champ’s,” “Champps,” and “Champps Americana.”

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the “Champ’s” and “Champps” service marks, trademarks and trade names, we agreed to pay the seller an annual fee. For fiscal 2004, the maximum fee is equal to the lesser of $322,422 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants excluding two of our oldest restaurants. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%. In fiscal 2003, we paid $0.3 million under this agreement.

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

Our restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location would adversely affect ours, or a franchisee’s, operation in that location.

In addition, our restaurants are subject to “dram shop” statutes in certain states, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage in the amount of $1.0 million per occurrence subject to an aggregate annual policy limit of $5.0 million, with a $0.25 million deductible per occurrence.

Risk factors related to our business

Our growth strategy depends on our ability to open new restaurants, and we may not be able to achieve our planned unit expansion

Our ability to expand our operations through the opening of new restaurants is critical to our future success. Since fiscal 1997 through fiscal 2003, we have expanded our operations from 12 company-owned restaurants in nine states to 41 company-owned restaurants in 16 states. We expect to open an additional six to eight restaurants in fiscal 2004. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

        - identification and availability of suitable restaurant sites;

        - competition for restaurant sites;

        - negotiation of favorable lease terms;

        - timely development in certain cases of commercial, residential, street or highway construction near our           restaurants;

        - management of construction and development costs of new restaurants;

        - securing of required governmental approvals and permits in a timely manner, or at all;

        - recruitment of qualified operating personnel, particularly general managers and other restaurant managers

        - competition in our markets;

        - general economic conditions; and

        - utilization of our income tax operating loss and credit carryforwards.

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

        - labor disputes;

        - shortages of material and skilled labor;

        - weather interference;

        - unforeseen engineering problems;

        - environmental problems;

        - construction or zoning problems;

        - local government regulations and approvals; and

        - unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

As of June 29, 2003, we owned and operated 41 restaurants, seven of which were opened within the preceding 12-month period. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant that we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach planned operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors.

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

We may require additional capital to expand our business in accordance with our growth strategy

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Additional debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate or grow our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our franchisees could take actions that could harm our business

Franchisees are independent operators and are not employed by us. We provided training and support to franchisees, but any number of factors beyond our control may diminish the quality of franchised restaurant operations. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. If franchisees do not operate in accordance with our standards, our image and reputation may suffer materially and system-wide sales could significantly decline. Also, the presence of franchised restaurants may limit our ability to expand in a desired market.

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

Health concerns relating to the consumption of our food products could negatively impact our results of operations

We are subject to the risk that consumer preferences could be affected by health concerns about the consumption of particular food products. Beef and chicken are the key ingredients in many of our menu items. Negative publicity concerning food quality, illness and injury, publication of government or industry findings concerning food products served by us, or other health concerns or operating issues stemming from one restaurant or a limited number of restaurants may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.

If we lose the services of our president or other key associates, our business could suffer

Our future success significantly depends on the continued service and performance of William H. Baumhauer, our president and chief executive officer, as well as other key executives. Our future performance will depend on our ability to motivate and retain Mr. Baumhauer and other executive officers and key associates, such as regional directors of operation, restaurant general managers and kitchen managers. Competition for these associates is intense. In May 2003, Mr. Baumhauer’s employment agreement was amended and extended through June 30, 2005. The loss of the services of Mr. Baumhauer or members of our senior management and key associates or the inability to attract additional qualified personnel as needed could materially harm our business. We do not currently have key person life insurance for any of our officers or directors.

We face indemnification liability from our predecessor companies

In connection with the spin-off in late 1997 from DAKA International, Inc., we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. The amount of these awards accrues interest at a rate of 6.0% per annum. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. On February 9, 2001, Daka also filed its Notice of Appeal in connection with the court’s award of legal fees and this matter is pending in that court. Under our Post-Closing Covenant Agreement with DAKA, we have been responsible for handling the defense of these claims, including the appeals. At June 29, 2003, our consolidated balance sheet included our accrual of approximately $0.3 million in respect of the potential award in this matter and related legal expenses. If Daka does not prevail on its appeals in substantially all material respects, we would be required to take a charge to net income in the amount by which our final payout exceeds our reserve for this matter, and this charge could be a significant amount in relation to our income from operations at the time. In addition, the payment of a substantial amount of cash as a result of an adverse ruling by the Court of Appeals could result in delays in our expansion plans or could result in our needing to seek additional financing sources to support our expansion or our day-to-day operations. It is also possible that Daka could settle this case in advance of a final judicial determination, and the settlement amount itself could be substantial. Depending on the timing and nature of the ruling by the Court of Appeals, or the timing of any settlement of this case, we also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

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

We reserve in our financial statements for these and other matters, which reserves are reviewed periodically to determine their adequacy. Although we believe that our current reserves are proper under generally accepted accounting principles in light of our analysis of the outcome of the related matters, there can be no guarantees that we will not have to recognize additional expenses as these matters are ultimately resolved, which expenses could be significant.

Litigation could have a material adverse affect on our business

We are subject to complaints or allegations from current and former or prospective associates from time to time. In addition, we are the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid, whether we are liable, or whether such allegations involve one of our franchisees or licensees. A lawsuit or claim could result in an adverse decision or result that could have a material adverse affect on our business.

We are also subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcohol to such person. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names

Pursuant to a Master Agreement dated February 1, 1994, we acquired the “Champps,” “Champ’s” and “Champps Americana” service mark, trademark and trade name. Our business prospects will depend, in part, on our ability to develop favorable consumer recognition of the Champps name and logo. Our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could both interfere with our use of our proprietary know-how, concepts, recipes, trade secrets or trademarks or subject us to damages. Defending against such claims may be costly and, if unsuccessful, may prevent us from continuing to use such proprietary information in the future.

Although “Champps”, “Champ’s” and “Champps Americana” are federally registered trademarks, there are other restaurants and bars that operate under similar names. If these restaurants or bars are affected by negative publicity and consumers confuse these competitors with our Champps branded restaurants, our operating results could be adversely affected.

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

For fiscal 2003, approximately 29.5% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, which could include sales to minors or intoxicated persons. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

Various federal and state labor laws govern our relationship with our associates and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government imposed increases in minimum wages, overtime pay, paid leave of absence and mandated health benefits, increased tax reporting and tax payment requirements for associates who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results.

On June 17, 2002, the United States Supreme Court ruled that the Internal Revenue Service (“IRS”) can use aggregate tip estimates to ensure that the employer is paying FICA taxes on allegedly underreported tips. Under the ruling, the IRS does not need to examine individual associates’ records and it is permissible for the IRS to estimate the amount of cash tips given to associates based on tips included on credit card receipts.

The reporting of tips is the responsibility of the associates receiving the tips. We encourage our associates to abide by the law and report 100% of the tips that they receive. While we believe our associates adequately report tips, we have implemented tip reporting policies and procedures that are in full compliance with the recommended IRS policies and procedures as defined in our Tip Reporting Alternative Commitment agreement that was executed by the Company and the IRS in fiscal 2003.

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

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards

As of June 29, 2003, we had federal net operating loss (“NOL”) carryforwards of approximately $56.4 million and FICA and targeted job tax credit carryforwards of approximately $3.5 million. The federal NOL’s expire at various times through 2020 and the FICA tip and targeted job tax credits expire at various times through 2023. While we expect to fully utilize the carryforwards to reduce our income tax liabilities, future income may not be sufficient for full utilization of the carryforwards.

Strategic Alternatives

From time to time, as a matter of standard business practice, the management of the Company investigates various strategic alternatives in an attempt to maximize shareholder value. These strategic alternatives include potential acquisitions, mergers with other companies and go private transactions. As of September 19, 2003, the Company has not entered into any definitive agreements relative to any strategic alternative that has been considered or brought before management. Should a strategic alternative be presented that has the potential to maximize shareholder value, the board of directors would assign an independent committee to determine the merits of the proposed transaction and seek shareholder approval, if necessary.

Item 2.        Properties.

The Company leases approximately 12,600 square feet of office space at its corporate headquarters in Littleton (Douglas County), Colorado, at an average annual rent of $275,000. The lease term for the office space ends June 2008. See “Item 1. Business – Operating Locations” for a listing of the Company’s owned and franchised restaurant locations.

Item 3.        Legal Proceedings.

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate $0.2 million in compensatory damages, $4.8 million in punitive damages and a subsequent award of $0.3 million for legal fees and costs, based on the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC., the events at issue in the case took place while a predecessor company of Champps owned Daka. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.3 million associated with this matter based on our estimate of the ultimate compensatory damages and legal fees anticipated to be awarded. Revisions to our estimate may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest through December 2001. We are contractually obligated to indemnify DAKA for this matter and are currently protesting this proposed assessment. We believe that DAKA has meritorious legal and factual defenses to these matters and have submitted the same to the State of Florida. Further, we are engaged in various other actions arising in the ordinary course of business. We believe based on management’s analysis and the advice of outside counsel that the ultimate collective outcome of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

As of June 29, 2003, we had an aggregate of approximately $0.6 million reserved for liabilities associated with predecessor companies, $0.3 million of which are reserved for the Daka associate judgment noted above and $0.2 million for the proposed sales tax assessment noted above. These amounts have been reserved to fund the probable amounts that we expect to pay. We have not reserved for the entire amounts of such judgments or claims based on our internal analysis and consultation with outside counsel.

Item 4.        Submission of Matters to a Vote of Security Holders.

The Company’s Proxy Statement dated April 30, 2003 for the Special Meeting of Stockholders held on June 4, 2003, as filed with the Securities and Exchange Commission on April 29, 2003, is incorporated herein by reference.

A Special Meeting of Stockholders of the Company was held on June 4, 2003 at which the 2003 Stock Option and Incentive Plan covering 1,250,000 shares of common stock was approved by the shareholders.

Votes For: Votes Against: Votes Abstained:	6,193,540 3,067,930 232,715

PART II

Item 5.        Market for the Registrant’s Common Stock and Related Stockholder Matters.

The Company’s common stock is listed on the NASDAQ National Market (“Nasdaq”) under the symbol “CMPP.” The following table sets forth, for the periods indicated, the high and low closing sales prices per share for the common stock as reported by Nasdaq.

	High	Low
Fiscal 2002 First Fiscal Quarter Second Fiscal Quarter Third Fiscal Quarter Fourth Fiscal Quarter Fiscal 2003 First Fiscal Quarter Second Fiscal Quarter Third Fiscal Quarter Fourth Fiscal Quarter	$ 10.25 9.60 13.00 14.45 12.35 11.30 9.51 8.36	$ 5.99 6.20 8.35 10.85 7.55 7.19 6.73 4.45

On September 19, 2003, there were approximately 2,462 holders of record of the Company’s common stock. On September 19, 2003, the closing price of the Company’s common stock was $7.13 per share.

The Company has never declared or paid dividends on its common stock. The Company currently intends to retain future earnings for use in the operation and expansion of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Moreover, certain of the Company’s credit arrangements prohibit the declaration or payment of any dividends or other distributions on any shares of capital stock, subject to specified exceptions.

Item 6.        Selected Financial Data.

SELECTED FINANCIAL DATA

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. Data for 1999 have been restated to account for the Company’s Fuddruckers segment as a discontinued operation. The balance sheet data as of June 29, 2003, June 30, 2002, July 1, 2001, July 2, 2000 and June 27, 1999 and the statements of operations data for each of the five fiscal years in the period ended June 29, 2003 presented below are derived from the Company’s audited consolidated financial statements.

For purposes of this Form 10-K and financial reporting purposes, the Company has been treated as if it was a stand-alone entity for all periods presented.

Certain amounts have been reclassified for earlier periods to conform to the fiscal 2003 presentation. The reclassifications have no impact on net income (loss) or earnings (loss) per share.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

Amounts are in thousands except per share data.

	As of and for the Fiscal Years Ended
	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000	June 27, 1999
Statements of Operations Data:
Total revenue	$180,731	$158,537	$133,316	$109,445	$88,286
Income (loss) from continuing operations	3,892	5,496	5,721	2,350	(14,079)
Net income (loss)	17,093	5,134	13,537	2,273	(23,922)
Basic income (loss) per share from continuing operations	1.36	0.43	1.15	0.20	(1.21)
Diluted income (loss) per share from continuing operations	1.28	0.41	1.10	0.19	(1.21)
Basic weighted average shares (in thousands):	12,536	12,104	11,871	11,654	11,622
Diluted weighted average shares (in thousands):	13,683	12,864	12,363	11,742	11,622
Balance Sheet Data:
Total assets	$133,949	$96,676	$79,458	$67,093	$57,142
Notes payable and capital lease obligations including current portion	28,550	21,835	17,093	19,324	6,157
Total equity	72,745	50,955	44,616	30,122	27,819

Item 7.         Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

As of June 29, 2003, we owned and operated 41 upscale casual dining restaurants in 16 states and had 12 restaurants operating under franchise or license agreements in five states. Our restaurants offer an extensive and varied menu in each of four distinct day-parts: lunch, after work, dinner and late night. We believe that the flexibility of our multiple day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and uncompromising service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, the chief executive officer and president of DAKA International, Inc., a large publicly traded food service management and restaurant company, led DAKA’s purchase of Champps as an addition to DAKA’s portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA spun off its foodservice business and the shareholders retained ownership of the restaurant businesses, which included Champps and several other businesses (including Fuddruckers restaurants). The new company was named Unique Casual Restaurants, Inc. During 1998 and the first half of 1999, Unique Casual Restaurants sold or closed its businesses other than Champps and changed its name to Champps Entertainment, Inc.

Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer hired a new management team, consolidated our headquarters, implemented procedures to improve operational and financial reporting procedures, standardized the purchasing process and established new associate training and retention practices. As a result of the changes we implemented following Mr. Baumhauer’s return in 1999, our restaurant-level operating profit increased $12.3 million or 183.6% from $6.7 million for fiscal 1999 to $19.0 million for fiscal 2003. As a percent of restaurant sales, our restaurant-level operating profit margin increased from 7.6% in fiscal 1999 to 10.5% in fiscal 2003.

Our restaurants open throughout fiscal 2003 generated average unit sales of approximately $4.9 million, among the highest in the casual dining industry. As a result of our existing high unit volumes, we do not expect that increases in comparable restaurant sales will provide significant sources for overall growth in our revenue, and our comparable restaurant sales will continue to fluctuate over time. Instead, we anticipate that our disciplined expansion strategy will be the principal driver for our future revenue growth. We opened seven restaurants in fiscal 2003 and expect to open six to eight restaurants in fiscal 2004. We believe that there are significant opportunities to expand our concept both in our existing markets and in new markets throughout the United States. The majority of our growth will be in existing markets, which will enable us to leverage costs and gain efficiencies associated with regional supervision, marketing, purchasing and hiring in these markets.

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

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the spin-off of DAKA International, Inc. in 1997 and the subsequent sale of our Fuddruckers business unit in 1998, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, valuation of deferred tax assets, self-insured risks relating to workers’ compensation and general liability claims and legal liabilities.

Loss contingencies and self-insurance reserves

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range. We determine reserves for self-insurance based on the insurance companies incurred loss estimates and management’s judgment.

The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies and self-insurance reserves may differ materially from amounts we have accrued in our financial statements.

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and related identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

We evaluate impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At June 29, 2003, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective. Actual amounts realized through operations or upon disposition of related assets may differ significantly from our estimate.

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. In addition, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of June 29, 2003, we had a net deferred tax asset of $24.7 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize the majority of these net deferred tax assets. As of June 29, 2003, we had federal net operating loss carryforwards of approximately $56.4 million, expiring at various dates through 2020.

Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Financial definitions

Revenue.Our revenue is comprised of restaurant sales, and net franchise royalties and fees. Our restaurant sales are comprised almost entirely of food and beverage sales, with less than 0.2% of the restaurant sales represented by sales of Champps merchandise and other revenue.

Comparable restaurant sales.  In calculating company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. As of June 29, 2003, we had 33 company-owned restaurants open at least 66 weeks.

Product costs. Product costs are composed primarily of food and beverage expenses. The components of product costs are variable and increase with sales volume.

Labor costs. Labor costs include direct hourly and management wages, our restaurant associates wages while training, bonuses, workers’ compensation and payroll taxes and benefits for our restaurants.

Other operating expense. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking fees and credit card fees and other directly related costs of our restaurants. Other operating expenses generally increase with sales volume but decline as a percentage of restaurant sales.

Occupancy. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes.

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

General and administrative. General and administrative includes all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, bonuses and related associate taxes and benefits, travel, information systems, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Pre-opening expense. Pre-opening expense, which is expensed as incurred, consists of the costs of hiring and training the initial work force, travel, the cost of food and beverages used in training, marketing costs and other costs directly related to the opening of a new restaurant.

Expenses related to predecessor companies. Expenses related to predecessor companies consists of expenses for obligations of indemnity related to the Company's spin-off in 1997.

Interest expense and income, net. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as a part of the construction process.

Other (income) expense. Other (income) expense generally consists of losses on asset disposals from asset replacements.

Loss from discontinued operations. Loss from discontinued operations consists of expenses for obligations of indemnity related to the Company's sale of Fuddruckers in 1998.

Income before provision for income taxes. Net income before provision for income taxes is composed of restaurant level operating profit and franchise and royalty income less general and administrative expense, pre-opening expense, interest expense and income, net and other (income) expense. In certain years, expenses related to predecessor companies, impairment, exit and other charges, loss on sale of investments, debt extinguishment costs and losses on discontinued operations are also included.

RESULTS OF OPERATIONS

The following table sets forth certain financial information for the Company (dollars in 000‘s).

	Fiscal Year Ended
	June 29, 2003		June 30, 2002		July 1, 2001
Revenue:
Sales	$180,115	99.7%	$157,889	99.6%	$132,672	99.5%
Franchising and royalty, net	616	0.3	648	0.4	644	0.5

Total revenue	180,731	100.0%	158,537	100.0%	133,316	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	50,618	28.1	44,583	28.2	38,282	28.9
Labor costs	58,181	32.3	51,112	32.4	41,916	31.6
Other operating expense	28,635	15.9	24,229	15.3	20,070	15.0
Occupancy	16,056	8.9	13,560	8.6	10,731	8.1
Depreciation and amortization	7,627	4.3	6,435	4.1	5,517	4.2

Restaurant operating expenses	161,117	89.5	139,919	88.6	116,516	87.8

Restaurant level operating profit	18,998	10.5	17,970	11.4	16,156	12.2

General and administrative expenses	9,938	5.5	8,599	5.4	7,687	5.8
Pre-opening expense	3,124	1.7	2,617	1.7	1,470	1.1

Income from operations	6,552	3.6	7,402	4.7	7,643	5.7
Other (income) expense:
Expenses related to predecessor companies	282	0.1	305	0.2	534	0.4
Interest expense and income, net	1,826	1.0	1,613	1.0	1,471	1.1
Debt extinguishment costs	290	0.2	-	-	-	-
Other (income) expense, net	262	0.1	(12)	-	(83)	(0.1)

Total costs and expenses	176,839	97.8	153,041	96.5	127,595	95.7

Income from continuing operations	3,892	2.2	5,496	3.5	5,721	4.3
Loss from discontinued operations	-	-	(153)	(0.1)	(77)	(0.1)

Income before income taxes	3,892	2.2	5,343	3.4	5,644	4.2
Income tax benefit (expense)	13,201	7.3	(209)	(0.2)	7,893	6.0

Net income	$17,093	9.5%	$5,134	3.2%	$13,537	10.2%

Fiscal 2003 compared to fiscal 2002

Total revenue. Total revenue increased approximately $22.2 million, or 14.0%, to $180.7 million for fiscal 2003 from $158.5 million for the comparable prior period. The increase was primarily due to the full-year operation of six additional restaurants opened in fiscal 2002, seven additional restaurants opened in fiscal 2003 and menu price increases having an impact on sales of approximately 1%. This increase was partially offset by a decrease in comparable restaurant sales of 1.6%. Comparable food sales increased 1.0% due largely to increases in customer traffic partially offset by a lower guest check average; however, comparable alcohol sales decreased 6.8%. The comparable alcohol sales decrease was due, in part, to a strategic de-emphasis of the Company’s late night promotions as the promotions are costly and can alienate dinner guests. Sales in the January through March 2003 period were also negatively affected by severe weather primarily in Ohio, Indiana, the mid-Atlantic and Colorado markets. Furthermore, sales were negatively affected by weakening consumer confidence and the impact of the war in Iraq. During fiscal 2003, food sales and alcoholic beverage sales represented 70.5% and 29.5% of our total food and beverage sales, respectively. During fiscal 2002, food sales and alcoholic beverage sales represented 67.8% and 32.2% of our total food and beverage sales, respectively.

Restaurant operating costs.

Product costs. Product costs increased by $6.0 million, or 13.5%, to $50.6 million in fiscal 2003 from $44.6 million for the comparable prior period primarily as a result of our increased restaurant base. Product costs as a percentage of restaurant sales in fiscal 2003 decreased to 28.1% from 28.2% for the comparable prior period. This improvement was primarily the result of decreased commodity costs and stable produce prices in the first half of fiscal 2003.

Labor costs. Labor costs increased by $7.1 million, or 13.9%, to $58.2 million in fiscal 2003 from $51.1 million for the comparable prior period primarily as a result of our increased restaurant base. Labor costs as a percentage of restaurant sales decreased to 32.3% in fiscal 2003 from 32.4% for the comparable prior period primarily due to lower staff costs due to efficiency improvements partially offset by higher health benefit and payroll tax costs and the impact of lower average sales relative to fixed management costs.

Other operating expense. Other operating expense increased $4.4 million, or 18.2%, to $28.6 million for fiscal 2003 from $24.2 million for the comparable prior period. Other operating expense as a percentage of restaurant sales increased to 15.9% in fiscal 2003 from 15.3% for the comparable prior period primarily due to lower comparable restaurant sales coupled with higher expenses for utilities.

Occupancy Occupancy expense increased $2.5 million, or 18.4%, to $16.1 million for fiscal 2003 from $13.6 million for the comparable prior period. Occupancy expense as a percentage of restaurant sales increased to 8.9% for fiscal 2003 from 8.6% for the comparable prior period primarily due to an increase in real estate taxes coupled with lower comparable restaurant sales.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 18.8%, to $7.6 million for fiscal 2003 from $6.4 million for the comparable prior period. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.3% for fiscal 2003 from 4.1% for the comparable prior period.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.0 million, or 5.6%, to $19.0 million for fiscal 2003 compared with $18.0 million for the comparable prior period. Restaurant level operating profit as a percentage of restaurant sales decreased to 10.5% for fiscal 2003 from 11.4% for the comparable prior period. The decrease was due to higher restaurant expenses as a percent of sales associated with the opening of seven new restaurants in fiscal 2003. The income generated from new restaurants is typically lower during the first four months of operation compared to an existing restaurant. In addition, lower comparable restaurant sales resulted in a higher percentage of fixed expenses during fiscal 2003.

General and administrative expense. General and administrative expense increased $1.3 million, or 15.1%, to $9.9 million for fiscal 2003 from $8.6 million for the comparable prior period. The increase was largely due to a $180,000 reversal of bad debt from a franchisee in fiscal 2002, approximately $441,000 of litigation settlement costs, $160,000 of expenses related to terminated projects and higher computer expense due to the new restaurants and increased professional fees in fiscal 2003. General and administrative expense as a percentage of total revenue increased to 5.5% for fiscal 2003 from 5.4% for the comparable prior period.

Pre-opening expense. Pre-opening expense increased $0.5 million to $3.1 million during fiscal 2003 from $2.6 million for the comparable prior period. We opened seven new restaurants in fiscal 2003 and opened six new restaurants for the comparable prior period. Although pre-opening expense is incurred prior to the opening of a new restaurant, we continue to incur pre-opening expense for trainers up to two weeks after a new restaurant opens. Pre-opening expense has historically been approximately $0.4 million per location.

Expenses related to predecessor companies and loss from discontinued operations. Expenses related to the Daka spin-off and Fuddruckers sale decreased $0.2 million to $0.3 million from $0.5 million. The decrease is primarily the result of the length of time since these transactions were completed in 1997 and 1998.

Interest expense and income, net. Interest expense and income, net increased $0.2 million to $1.8 million from $1.6 million in the prior period primarily due to interest expense on additional debt. As of June 29, 2003, we had a total of $28.6 million in notes payable and capitalized leases versus $21.8 million as of June 30, 2002.

Debt extinguishment costs. Debt extinguishment costs of $0.3 million were incurred in fiscal 2003 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. No debt extinguishment costs were incurred in the prior fiscal year.

Other (income) expense. The Company recorded other expense of $0.3 million in fiscal 2003 compared to a nominal amount in the prior fiscal year. The increase in expense resulted from losses on asset disposals from asset retirements.

Income before provision for income taxes. Income before provision for income taxes decreased $1.4 million, or 26.4%, to $3.9 million from $5.3 million for the comparable prior period.

Provision for income tax benefit/expense. For fiscal 2003, we recognized an income tax benefit of $13.2 million compared to income tax expense of $0.2 million in fiscal 2002. The income tax benefit in fiscal 2003 was primarily the result of a reversal of the remaining valuation allowance on the Company’s deferred tax assets associated with net operating loss carryforwards. The reversal of the valuation allowance resulted from a determination by management that the net operating loss carryforwards are not limited under tax law and the Company’s future taxable income will, more likely than not, be sufficient to realize the carryforwards before expiration.

Fiscal 2002 compared to fiscal 2001

Total revenue. Total revenue increased approximately $25.2 million, or 18.9%, to $158.5 million for fiscal 2002 from $133.3 million for the comparable prior period. The increase was primarily due to the operation of six additional restaurants in fiscal 2002 partially offset by a decrease in comparable restaurant sales of 1.1%. Comparable restaurant sales decreased primarily as the result of the terrorist attacks of September 11th and their subsequent effect on consumer confidence and the economy in general. During fiscal 2002, food sales and alcoholic beverage sales represented 67.8% and 32.2% of our total food and beverage sales, respectively. During fiscal 2001, food sales and alcoholic beverage sales represented 66.8% and 33.2% of our total food and beverage sales, respectively.

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

Other operating expense. Other operating expense increased $4.1 million, or 20.4%, to $24.2 million for fiscal 2002 from $20.1 million for the comparable prior period. Other operating expense as a percentage of restaurant sales increased to 15.3% in fiscal 2002 from 15.0% for the comparable prior period primarily due to lower comparable restaurant sales coupled with higher expenses for planned repairs and maintenance and the recognition of a one-time credit for fees on credit cards in fiscal 2001. The credit on credit card fees totaled $0.2 million and resulted from fee over charges for fiscal years 1999, 2000 and 2001. This increase was partially offset by lower utility expenses.

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

Expenses related to predecessor companies and loss from discontinued operations. Expenses related to the Daka spin-off and Fuddruckers sale decreased $0.1 million to $0.5 million from $0.6 million. The decrease is primarily the result of the length of time since these transactions were completed in 1997 and 1998.

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

Income before provision for income taxes. Income before provision for income taxes decreased $0.3 million, or 5.4%, to $5.3 from $5.6 million for the comparable prior period. During fiscal 2002, $0.5 million was added to reserves for predecessor company obligations and discontinued operations as compared to $0.6 million for the comparable period.

Provision for income tax benefit/expense. For fiscal 2002, we recognized a provision for state and local income tax expense of $0.2 million compared to $0.3 million in fiscal 2001. For the comparable prior year period, we recorded a benefit for income taxes of $7.9 million primarily related to the recognition of a portion of our deferred tax assets.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low as sales are made for cash, and purchases of food and supplies and other operating expenses are generally paid in 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly.

Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Capital expenditures for the purchase of property and equipment were $24.5 million, $17.3 million and $15.2 million for fiscal 2003, 2002 and 2001, respectively.

In December 2002, the Company received $15.0 million of gross proceeds from the issuance of 5.5% convertible subordinated notes (“notes”) and warrants. Approximately $1.5 million of issuance costs were incurred relative to the notes. The notes are due December 2007 and require interest only payments semi-annually on June 1st and December 1st in arrears. In the second quarter of fiscal 2003, the Company utilized a portion of the notes and warrants proceeds for the repayment of $5.2 million of notes payable before scheduled maturity plus prepayment costs of $0.2 million. The Company intends to use the remaining proceeds for working capital and to build new restaurants.

Between December 2001 and February 2002, we entered into two term loans collateralized by equipment with General Electric Capital Business Asset Funding Corporation (“GE Capital”). As of June 29, 2003, we had approximately $3.7 million outstanding under these term loans. These loans bear interest at the 30-day commercial paper rate, plus 3.75% and mature between December 2006 and February 2007. The GE Capital loans require that we maintain certain financial ratios for maximum debt to net worth, a minimum debt coverage, a minimum earnings before interest, taxes, depreciation and amortization compared to debt and for maximum funded indebtedness. We were in compliance with all of these financial ratios as of June 29, 2003.

The Company has a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with an additional funding commitment of $24.5 million. At June 29, 2003, we had completed the construction of two restaurants under this commitment located in Houston, Texas and in Cincinnati, Ohio. The third restaurant to be completed under this commitment is currently being negotiated. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven additional restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

In February 2003, the Company entered into a bank credit commitment with First National Bank of Colorado under which it may borrow up to $8,000,000. The commitment has two components: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related tenant improvement allowance proceeds and that will mature 90 days following estimated restaurant opening date. The commitment expires on January 2005 at which time all outstanding borrowings are due. As of June 29, 2003, the Company had not borrowed under these facilities. In July 2003, the Company borrowed $350,000 under the construction facility and placed letters of credit in the amount of $488,000 pursuant to the short-term working capital facility. The $350,000 construction facility loan was repaid in September 2003.

At June 29, 2003, our unrestricted cash was $5.1 million and restricted cash was $0.7 million. Restricted cash includes certificates of deposits to serve as cash collateral for stand-by letters of credit and are classified as current assets in the accompanying consolidated balance sheets. We anticipate that our operations will continue to generate positive operating cash flow for fiscal 2004. However, there are also significant cash expenditures anticipated related to the opening of new restaurants and the remodeling and improvements of existing restaurants.

In September 2002, the Company executed a proposal for an additional $5.0 million term loan collateralized with equipment with GE Capital. The Company received $0.5 million of proceeds in fiscal 2003 and received the remaining $4.5 million proceeds in August 2003. The loan amortizes on a straight-line basis with a final payment due in August 2008. These funds are intended to supplement funding for the construction of the six to eight restaurants in fiscal 2004.

During fiscal 2003, we generated positive cash flow from operating activities of $10.1 million. During the year, we received $15.0 million from the issuance of notes and warrants, $0.5 million from the GE Capital term loans and landlord contribution in the form of landlord tenant improvement allowances totaling $6.4 million.

During fiscal 2003, we opened seven restaurants. For fiscal 2003, total capital expenditures for new restaurants were approximately $21.7 million and $2.8 million for renovations to existing restaurants and corporate upgrades.

During fiscal 2002, we generated positive cash flow from operating activities of $8.9 million. During the same period, we received $11.4 million associated primarily with the proceeds from the GE Capital term loans of $5.0 million and landlord tenant improvement allowances totaling $6.4 million.

During fiscal 2002, we opened six restaurants. For fiscal 2002, total capital expenditures for new restaurants were approximately $14.0 million and $3.3 million for renovations to existing restaurants and corporate upgrades. This amount was partially offset from receipts from equipment capital leases of $1.8 million.

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

During fiscal 2004, we anticipate opening six to eight restaurants. As of September 10, 2003, we had opened two restaurants, begun construction on four restaurants and had signed agreements for four additional restaurants. We have identified multiple potential sites and are negotiating contracts on additional sites for restaurants to be opened in fiscal 2004 and 2005. Our capital expenditures for fiscal 2004 are expected to be approximately $18.4 million for new restaurants and $2.4 million for remodeling and improvements in existing restaurants and for capital expenditures for our corporate office. These expenditures will be funded through our unrestricted cash, cash flow from operations, tenant improvement allowances and additional financing. We anticipate the receipt of tenant improvement allowances to offset capital expenditures of approximately $5.1 million in fiscal 2004.

We also anticipate that we will make cash payments in fiscal 2004 associated with liabilities previously recorded in fiscal 1998 and 1999 for prior year insurance claims, tax audits and legal settlements related to our indemnification obligations arising from the spin-off of DAKA and the Fuddruckers sale transaction. During fiscal 2003, 2002 and 2001, we made payments of $1.0 million, $1.4 million and $2.7 million, respectively, to reduce these liabilities. Anticipated expenditures for these liabilities are estimated to range between $0.5 million and $0.6 million for 2004, based upon current estimates. Additionally, the Company anticipates paying on-going legal costs of between $0.2 million and $0.4 million in fiscal 2004 related to these liabilities.

Currently the Company has approximately $0.6 million accrued for liabilities associated with predecessor companies related to the McCrea judgment and the Florida Department of Revenue’s proposed assessment. Although the Company believes, and outside legal counsel concurs, that the punitive damages in the McCrea case will not be upheld and the Company believes it has meritorious legal and factual defenses regarding the Florida Department of Revenue’s proposed assessment, if the McCrea punitive damages are upheld or if the Florida Department of Revenue finalizes their assessment for an amount similar to their proposed assessment and the assessment is ultimately paid, the Company’s consolidated financial position, results of operations and cash flows would be impacted. Although the Company believes that it has sufficient liquidity to make payments in these matters, the future growth plans of the Company may be impacted.

We believe our end of the year cash balance of $5.1 million plus the proceeds from the $4.5 million GE financing, the $6.0 million interim construction financing commitment and anticipated tenant improvement allowances of approximately $5.1 million, together with our cash flow from operations, will be sufficient to fund our operations, debt repayment and expansion at least through the end of fiscal 2004. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Contractual obligations and commitments

Payments, including interest, due by period as of June 29, 2003 (in 000‘s)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$221,049	$13,882	$30,625	$30,672	$145,870
Capital leases	1,291	616	552	123	-
Notes payable	38,298	3,277	6,420	19,369	9,232
Letters of credit	741	741	-	-	-
Construction
commitments	9,933	9,933	-	-	-
Build-to-suit
construction
commitments	314	314	-	-	-

We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. Our restaurant leases also contain provisions that require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

Impact of inflation

The primary inflationary factors affecting our operations are food, alcoholic beverages and labor costs. A large number of our restaurant associates are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay property taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years. We cannot predict whether inflation will have an impact on our results of operations in the future.

Recent accounting developments

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 2003 and is otherwise effective June 30, 2003. This statement did not have any impact on our Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”.  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003.  The Company currently does not have any variable interest entities that fall under the scope of this interpretation.

Item 7A.        Quantitative and Qualitative Market Risk Disclosures

The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. The Company is exposed to such interest rate risk primarily in its significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund its acquisitions of property and equipment in past years and the implicit interest rates in the Company’s sale-leaseback arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company’s financial position or results of operations during fiscal 2003. The effect of a similar hypothetical change in interest rates on the Company’s variable rate debt and the investment rates implicit in the Company’s sale-leaseback arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company’s credit arrangements. For additional information about the Company’s financial instruments and these financing arrangements, see “Notes to Consolidated Financial Statements.”

Item 8.        Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-26 of this Report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 2, 2002, the Company determined not to renew the engagement of Arthur Andersen LLP as independent accountants for the Company and the Company engaged KPMG LLP as the independent accountants to audit and report upon the Company’s financial statements for the current fiscal year ending June 30, 2002. The determination by management and the Audit Committee not to renew the engagement of Arthur Andersen LLP, which followed the recent announcement by the Securities and Exchange Commission (“SEC”) regarding the ability to use Arthur Andersen LLP to provide independent attestation of filings with the SEC, was approved by the Board of Directors. For the fiscal years ended July 1, 2001 and July 2, 2000, Arthur Andersen LLP had audited and reported upon the Company’s financial statements and had served as the Company’s independent accountants.

During the Company’s two fiscal years ended July 2, 2000 (“fiscal 2000”) and July 1, 2001 (“fiscal 2001”), and during subsequent interim periods through August 2, 2002, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. In addition, during the above period, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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
William H. Baumhauer
Donnie N. Lamb
Frederick J. Dreibholz
Donna L. Depoian
David J. Miller
Timothy R. Barakett (3)
Stephen F. Edwards (3)
James Goodwin (1) (3)
Ian Hamilton (1) (2) (3)
Michael P. O'Donnell (1) (2) (3)
Charles G. Phillips (1) (2) (3)
Nathaniel Rothschild (3)
Alan D. Schwartz (2) (3)
55 50 48 43 52 38 40 47 47 47 55 32 53	Chairman, President and Chief Executive Officer
 Senior Vice President, Chief Operating Officer
 Vice President, Treasurer and Chief Financial Officer
 Vice President, Secretary and General Counsel
 Vice President of Construction and Design
 Director
 Director
 Director
 Director
 Director
 Director
 Director
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

Donnie N. Lamb. Mr. Lamb was appointed our senior vice president and chief operating officer in August 2002. Mr. Lamb started his employment with the Company in August 1996. He served as a director of operations from August 1996 through August 1999 when he was promoted to vice president – operations. Prior to August 1996, Mr. Lamb held multi-unit management positions with Houlihan’s and Ruby Tuesday, Inc.

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

David J. Miller. Mr. Miller has served as our vice president of construction and design since October 1999. He started with the Company in May 1996 and served in the capacities of construction manager until October 1997 when he was promoted to corporate director of construction.

Timothy R. Barakett. Mr. Barakett has served as a director since March 1999. Since October 1995, Mr. Barakett has been the chairman and chief executive officer of Atticus Capital, L.L.C., a private investment management company. Mr. Barakett is also a principal and/or chief executive officer of other Atticus affiliates. Mr. Barakett also serves on the boards of RIT Capital Partners, plc and Vivarte, S.A. (formerly known as Groupe Andre, S.A.).

Stephen F. Edwards. Mr. Edwards has served as a director since May 2001. From July 2002 to present, Mr. Edwards has been the senior managing director of Atticus Capital, L.L.C., a private investment management company. From 1995 to June 2002, Mr. Edwards was a senior partner at Bruckman, Rosser, Sherrill & Co., LLC, a private equity investment firm specializing in the food service industry. He previously served on the board of directors of Town Sports International, Inc., Au Bon Pain, Inc., O’Sullivan Industries, Inc., Unwired PLC and American Paper Holdings, Inc. until June 2002.

James Goodwin. Mr. Goodwin has served as a director since March 1999. Since 1998, Mr. Goodwin has served as the chairman and managing member of Half Moon Capital Management, L.L.C.

Ian Hamilton. Mr. Hamilton has served as a director since December 2002. Mr. Hamilton is the founder of the Hamilton Group, a Sports Marketing and Entertainment Company, and currently serves as the executive producer of the Professional Bowlers Association on ESPN. Mr. Hamilton previously served as the global director of Tennis Sports Marketing for Nike, Inc. and also as the president of Planet Hollywood International’s Official All Star Café. Mr. Hamilton serves as a board member of U.S. Sports Development, Inc. and the Tim & Tom Gullikson Foundation.

Michael P. O’Donnell. Mr. O’Donnell was appointed a director in September 2002. On September 8, 2003, Mr. O'Donnell was appointed president, chief executive officer and a member of the board of director's of Sbarro, Inc. From August 1998 through May 2002, he served in various capacities for Outback Steakhouse, Inc. including president and chief executive officer of Roy’s, a joint venture between Outback Steakhouse and Roy Yamaguchi. He also served as chief executive officer for all new businesses for Outback Steakhouse while serving on the board of directors of Roy’s, Flemings, Carrabbas Italian Grill, and Cheeseburger in Paradise, all Outback joint ventures. From June 1995 to August 1998, Mr. O’Donnell was president, chief operating officer and partner of Ale House Restaurants, Inc. From January 1990 to May 1995, Mr. O’Donnell was chief executive officer and chairman of Ground Round Restaurants, Inc. Mr. O’Donnell also serves as a director of Boston Inner City Schools.

Charles G. Phillips. Mr. Phillips has served as a director since December 2002. Mr. Phillips served as president of Gleacher Partners from 1997 to 2001, where he also served as a managing director for eleven years. Prior to joining Gleacher Partners, Mr. Phillips held senior positions at other leading investment banking firms, including nine years at Morgan Stanley where he served as a managing director and founded and led that firm’s high yield finance activities in 1984. Mr. Phillips has been a director of several public and private companies and investment funds; he also serves on the governing bodies of a number of educational and non-profit organizations.

Nathaniel Rothschild. Mr. Rothschild has served as a director since August 1999. Since August 1999, he has been the president of Atticus Capital, L.L.C., a private investment management company. Mr. Rothschild is also a principal and/or president of other Atticus affiliates. Since February 2003, Mr. Rothschild has been the chairman and a director of JNR (UK) Ltd., a London-based investment banking boutique specializing in emerging markets. In addition, Mr. Rothschild has been serving as the chairman of the board of directors (President du Conseil d’administration) of Vivarte, S.A. (formerly known as Groupe Andre, S.A.) since April 2000. From April 1997 to August 1999, Mr. Rothschild was a vice president of Atticus Management (Bermuda) Ltd. Mr. Rothschild is a member of the Belfer Center’s International Council at Harvard’s John F. Kennedy School of Government.

Alan D. Schwartz. Mr. Schwartz has served as a director of our Company or our predecessors since September 1988. Currently, Mr. Schwartz is president, co-chief operating officer, a member of the executive committee and sits on the board of directors of The Bear Stearns Companies, Inc. Mr. Schwartz graduated from Duke University, where he is chairman of Fuqua’s Board of Visitors. Mr. Schwartz also serves on the boards of the American Foundation for AIDS Research, St. Vincent’s Services, Mt. Sinai-NYU Medical Center, the New York Blood Center and The National Mentoring Partnership.

Our board of directors is divided into three classes, each class consisting as nearly as possible to one-third of the total number of directors. Directors hold office for staggered terms of three years or until their successors have been duly elected and qualified. Directors in one of the three classes are elected each year at the annual meeting of stockholders to succeed the directors whose terms are expiring. Class I directors are Timothy R. Barakett, James Goodwin and Charles G. Phillips, and will serve as directors until the 2003 annual meeting. Class II directors are William H. Baumhauer, Michael P. O’Donnell and Nathaniel Rothschild, and will serve as directors until the 2004 annual meeting. Class III directors are Stephen F. Edwards, Ian Hamilton and Alan D. Schwartz, and will serve as directors until the 2005 annual meeting.

Item 11.        Executive Compensation.

The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” in the Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.        Certain Relationships And Related Transactions.

The information required by this Item is incorporated by reference from the sections captioned “Certain Relationship and Related Transactions” contained in the Proxy Statement.

Item 14.        Controls and Procedures.

            (a)        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

            (b)        There have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.         Financial Statements:

             Independent Auditors’ Report

             Consolidated Balance Sheets — June 29, 2003 and June 30, 2002

             Consolidated Statements of Operations — Fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001

             Consolidated Statements of Changes in Stockholders’ Equity – Fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001

             Consolidated Statements of Cash Flows — Fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001

             Notes to Consolidated Financial Statements for the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001

B.        Financial Statement Schedules:

There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.        Exhibits:

2.1

Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2

Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3

Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

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

2.9	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated By-laws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3

Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2

Amended and Restated Shareholder Rights Agreement, dated as of January 30, 1998, between the Company and American Stock Transfer and Trust Company, as Rights Agent, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.3

First Amendment to the Shareholder Rights Agreement between Champps Entertainment, Inc. and American Stock Transfer and Trust Company, dated December 8, 1999, incorporated herein by reference to Annual Report on Form 10-K for Champps Entertainment Inc. dated June 30, 2002.

4.4	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.5	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.6

Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company's Current Report on Form 8-K filed December 16, 2002.

10.1

Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2

Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3

Stock Purchase Agreement, dated as of May 26,1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6

Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

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

10.17

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

10.21

Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 30, 2002.

10.22

Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.23

First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 29, 2002.

10.24

Master Credit Facility Agreement, dated as of February 14, 2003, by and between Champps Entertainment, Inc. and First National Bank of Colorado, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 30, 2003.

10.25

Amended and Restated Employment Contract, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 28, 2003.

10.26	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.27	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and Sysco.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney.

31.1	Certification by William H. Baumhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

D.        Reports on Form 8-K

During the fourth quarter ended June 30, 2003, we filed the following reports on Form 8-K:

        The Company filed a Form 8-K on April 23, 2003, announcing results for its third quarter of fiscal 2003 ended March 30, 2003.

        The Company filed a Form 8-K on May 28, 2003, announcing an amended and restated employment contract for its chief executive officer, William H. Baumhauer was executed on May 22, 2003 and William H. Baumhauer on May 27, 2003, extended the expiration date of his stock trading plan from June 30, 2003 to September 30, 2003.

In addition, we filed the following reports on Form 8-K subsequent to the close of the fourth quarter of fiscal 2003:

        The Company filed a Form 8-K on August 19, 2003, announcing its results for the fourth quarter and fiscal year ended June 29, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

By: /s/ William H. Baumhauer William H. Baumhauer Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) Date: September 24, 2003
By: /s/ Frederick J. Dreibholz Frederick J. Dreibholz Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Date: September 24, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature	Title
William H. Baumhauer Timothy Barakett* Stephen F. Edwards* James Goodwin* Ian Hamilton* Michael O'Donnell* Charles G. Phillips* Nathaniel Rothschild* Alan D. Schwartz*	Chairman of the Board Director Director Director Director Director Director Director Director

* Executed pursuant to a power of attorney

By: /s/ Frederick J. Dreibholz Frederick J. Dreibholz Vice President, Chief Financial Officer and Treasurer Date: September 24, 2003

Independent Auditors’ Report

The Board of Directors and Shareholders
Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the “Company”) and subsidiaries as of June 29, 2003 and June 30, 2002, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended June 29, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 29, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Denver, Colorado
August 15, 2003

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of June 29, 2003 and June 30, 2002
(In thousands, except share data)

	June 29, 2003	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$5,055	$4,643
Restricted cash (Note 1)	741	1,030
Accounts receivable (Note 1)	2,669	2,995
Inventories (Note 1)	3,594	2,701
Prepaid expenses and other current assets (Notes 1 and 3)	6,066	2,744
Deferred tax asset (Notes 1 and 8)	2,000	2,000

Total current assets	20,125	16,113
Property and equipment, net (Notes 1 and 2)	83,613	67,541
Goodwill (Note 1)	5,069	5,069
Deferred tax asset, net of current portion (Notes 1 amd 8)	22,675	6,712
Other assets, net (Notes 1 and 4)	2,467	1,241

Total assets	$133,949	$96,676

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,403	$4,830
Accrued expenses (Note 5)	9,750	6,640
Current portion of capital lease obligations (Note 6)	528	1,373
Current portion of notes payable (Note 7)	1,244	1,350

Total current liabilities	16,925	14,193
Capital lease obligations, net of current portion (Note 6)	635	1,163
Notes payable, net of current portion (Note 7)	26,143	17,949
Other long-term liabilities (Note 5)	17,501	12,416

Total liabilities	61,204	45,721

Commitments and contingencies (Note 9)
Shareholders' equity (Notes 1, 10 and 11):
Preferred stock (authorized 5,000,000 shares, none issued)	-	-
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,235,638 and 12,174,524 issued at June 29, 2003 and
June 30, 2002, respectively)	132	122
Additional paid-in capital	89,816	81,546
Accumulated deficit	(13,620)	(30,713)
Treasury stock, at cost (471,588 shares at June 29, 2003)	(3,583)	-

Total shareholders' equity	$72,745	$50,955

Total liabilities and shareholders' equity	$133,949	$96,676

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
(In thousands, except per share data)

	Fiscal Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Revenue:
Sales (Note 1)	$180,115	$157,889	$132,672
Franchising and royalty, net (Note 1)	616	648	644

Total revenue	180,731	158,537	133,316

Costs and expenses:
Cost of sales and operating expenses	156,614	136,101	112,469
General and administrative expenses	9,938	8,599	7,687
Depreciation and amortization	7,627	6,435	5,517

Income from operations	6,552	7,402	7,643
Other (income) expense:
Expenses related to predecessor companies (Note 9)	282	305	534
Interest expense and income, net	1,826	1,613	1,471
Debt extinguishment costs (Note 7)	290	-	-
Other (income) expense, net	262	(12)	(83)

Income from continuing operations	3,892	5,496	5,721
Loss from discontinued operations	-	(153)	(77)

Income before income taxes	3,892	5,343	5,644
Income tax benefit (expense) (Note 8)	13,201	(209)	7,893

Net income	$17,093	$5,134	$13,537

Basic income (loss) per share (Note 10):
Income before discontinued operations	$1.36	$0.43	$1.15
Loss from discontinued operations	-	(0.01)	(0.01)

Net income	$1.36	$0.42	$1.14

Diluted income (loss) per share (Note 10):
Income before discontinued operations	$1.28	$0.41	$1.10
Loss from discontinued operations	-	(0.01)	-

Net income	$1.28	$0.40	$1.10

Basic weighted average shares outstanding	12,536	12,104	11,871

Diluted weighted average shares outstanding	13,683	12,864	12,363

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Fiscal Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
(In thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity
Balance, July 2, 2000	11,659,416	$117	$79,389	$(49,384)	-	$-	$30,122

Common shares issued (Note 11)	358,231	3	1,256	-	-	-	1,259
Non-cash stock compensation (Note 11)	-	-	286	-	-	-	286
Loan for exercise of stock options (Note 13)	-	-	(550)	-	-	-	(550)
Interest on loan for exercise of stock options (Note 13)	-	-	(38)	-	-	-	(38)
Net income	-	-	-	13,537	-	-	13,537

Balance, July 1, 2001	12,017,647	120	80,343	(35,847)	-	-	44,616
Common shares issued (Note 11)	156,877	2	902	-	-	-	904
Income tax benefit of stock options exercised	-	-	162	-	-	-	162
Non-cash stock compensation	-	-	189	-	-	-	189
Interest on loan for exercise of stock options (Note 13)	-	-	(50)	-	-	-	(50)
Net income	-	-	-	5,134	-	-	5,134

Balance, June 30, 2002	12,174,524	122	81,546	(30,713)	-	-	50,955
Common shares issued (Note 11)	1,061,114	10	4,956	-	-	-	4,966
Income tax benefit stock options exercised	-	-	2,087	-	-	-	2,087
Fair value of common stock warrants issued (Note 10)	-	-	905	-	-	-	905
Repurchase of common shares (Note 11)	-	-	-	-	471,588	(3,583)	(3,583)
Interest on loan for exercise of stock options (Note 13)	-	-	(28)	-	-	-	(28)
Repayment of loan for exercise of stock options (Note 13)	-	-	350	-	-	-	350
Net income	-	-	-	17,093	-	-	17,093

Balance, June 29, 2003	13,235,638	$132	$89,816	($13,620)	471,588	($3,583)	$72,745

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
(In thousands)

	Fiscal Years Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Cash flows from operating activities:

Net income	$17,093	$5,134	$13,537
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (Notes 1, 2 and 4)	8,004	6,801	5,860
Amortization of notes payable discount	109	-	-
(Gain) loss on disposal of assets	276	-	(75)
Non-cash compensation (Note 11)	-	189	286
Income tax benefit of stock options exercised	2,087	162	-
Interest on loan for exercise of stock options (Note 13)	(28)	(50)	(38)
Deferred tax benefit (Note 8)	(15,963)	(559)	(8,153)
Changes in assets and liabilities
Accounts receivable (Note 1)	1	(152)	(578)
Inventories (Note 1)	(893)	(407)	(272)
Prepaid expenses and other current assets (Notes 1 and 3)	(2,957)	147	(470)
Accounts payable	573	(408)	731
Accrued expenses (Note 5)	2,745	(1,303)	(678)
Other assets (Notes 1 and 4)	8	(187)	(459)
Other long-term liabilities (Note 5)	(940)	(455)	49

Net cash provided by operating activities	10,115	8,912	9,740

Cash flows from investing activities:
Purchase of property and equipment	(24,450)	(17,349)	(15,207)
Change in restricted cash	289	(276)	(317)
Repayment of loan for exercise of stock options	350	-	-
Net proceeds from asset disposals	139	-	527

Net cash used in investing activities	(23,672)	(17,625)	(14,997)

Cash flows from financing activities:
Proceeds from issuance of common stock (Note 11)	4,966	904	671
Proceeds from issuance of convertible subordinated ntoes
and common stock warrants (Notes 7 and 10)	15,000	-	-
Issuance costs for subordinated convertible notes and common
stock warrants (Notes 7 and 10)	(1,375)	-	-
Repurchase of common stock (Note 11)	(3,583)	-	-
Repayment of notes payable and capitalized lease obligations	(7,889)	(2,096)	(2,731)
Proceeds from notes payable issuance	500	5,000	500
Proceeds from sale-leaseback	-	-	3,031
Proceeds from capital lease transactions	-	1,838	-
Proceeds from tenant improvement allowances	6,350	6,449	674

Net cash provided by financing activities	13,969	12,095	2,145

Net increase (decrease) in cash and cash equivalents	412	3,382	(3,112)
Cash and cash equivalents at beginning of year	4,643	1,261	4,373

Cash and cash equivalents at end of year (Note 1)	$5,055	$4,643	$1,261

CONTINUED

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
Fiscal Years Ended June 29, 2003, June 30, 2002 and July 1, 2001
(In thousands)

	Fiscal Years Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$1,441	$1,613	$1,864
Income taxes, net of refunds	541	175	438
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$(325)	$753	-
Loan for exercise of stock options - Note 13	-	-	550

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 29, 2003, June 30, 2002 and July 1, 2001

1.         Summary of Significant Accounting Policies

Background

Champps Entertainment, Inc. (the “Company”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off to holders of the common stock of DAKA International, Inc. (“DAKA International”). At June 29, 2003, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise Champps casual dining restaurants that serve customers in upscale restaurant settings in nineteen states throughout the United States.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Champps Entertainment, Inc. and its consolidated subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Certain accounts have been reclassified in prior year’s consolidated financial statements to be consistent with the June 29, 2003 presentation.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended June 29, 2003, June 30, 2002 and July 1, 2001, are referred to as 2003, 2002, and 2001, respectively. Fiscal 2003, 2002 and 2001 each consisted of 52 weeks.

Significant Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company’s consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of property and equipment, the recoverability of goodwill, the recognition of deferred tax assets, accruals for the self insured risk relating to workers’ compensation and general liability, accruals for loss contingencies and accruals relating to representations and warranties provided in connection with the Spin-off Transaction and Fuddruckers Sale. Management bases its estimates on certain assumptions, which they believe are reasonable in the present circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value due to their short-term maturities. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $741,000 and $1,030,000 at June 29, 2003 and June 30, 2002, respectively. Such collateral commitments expire within the twelve-month period after the balance sheet dates presented and accordingly, have been classified as current assets in the accompanying consolidated balance sheets.

Accounts Receivable

Accounts receivable largely consist of credit card receivables representing three to four days’ credit card sales that have not, at the balance sheet date, been processed by the credit card processor and remitted to the Company. Accounts receivable also includes amounts due from the Company’s franchisees for the payment of franchise royalty fees that are paid monthly in arrears and other receivables that may arise in the ordinary course of business. The Company’s allowance for uncollectible accounts receivable and related bad debt expense are not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its day-to-day operating cash, temporary excess cash and restricted cash balances with two major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. At most times, cash balances are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company considers the concentration of credit risk for accounts receivable to be minimal as a result of the short-term nature of credit card receivables, the credit worthiness of the credit card processor and payment histories of the Company’s franchisees.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include the initial cost of smallwares. Subsequent purchases of smallwares are charged to expense when purchased. Approximately 80% of the Company’s food products and supplies are purchased under a distribution contract with Sysco Corporation. Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those received currently.

The components of inventories were as follows (in 000‘s):

	June 29, 2003	June 30, 2002
Food and liquor products	$1,149	$967
Smallwares	1,752	1,332
Supplies	693	402

Total inventory	$3,594	$2,701

Prepaid Expenses and Other Current Assets

The Company has cash outlays in advance of expense recognition for items such as rent, insurance, interest, financing fees, income taxes and service contracts. All amounts identified as prepaid expenses and other current assets will be utilized during the twelve-month period after the balance sheet dates presented and accordingly, have been classified as current assets in the accompanying consolidated balance sheets.

Capitalized Construction Costs

The Company capitalizes as part of its new restaurants construction certain directly related pre-construction development and site acquisition costs primarily consisting of broker and site investigation costs. Additionally, direct external construction management oversight and insurance builders risk costs are capitalized as part of the projects.

The Company also capitalizes interest as part of its new restaurant construction. Interest capitalized is based upon the weighted-average of accumulated expenditures. The interest capitalization period commences when expenditures are made to prepare an asset for its intended use and interest costs are incurred. The interest capitalization period ends when the restaurant opens or when the asset is substantially complete and ready for service. The Company utilizes an interest rate based upon the weighted average of the rates applicable to other borrowings of the enterprise during the assets’ acquisition or construction period, unless the interest expense is directly related to the construction project. If interest expenses are not incurred during the acquisition or construction periods, no interest capitalization is recorded.

The Company accumulates its costs in its construction-in-progress account until the restaurant opens. At that time, the costs accumulated to date are reclassified as property, plant and equipment and are depreciated over their useful lives.

Renovations, Improvements and Repairs and Maintenance

As is typical in the restaurant industry, the Company renovates, remodels or improves its restaurants (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. Each of these expenditures provides a future economic benefit and is capitalized accordingly. While the Company believes its useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company has an asset retirement policy and any assets that are replaced are retired. In fiscal years 2003, 2002 and 2001, the Company capitalized $2.7 million, $2.7 million and $2.2 million, respectively, related to renovations, remodels and improvements to existing restaurants. The Company currently has a capitalization threshold of $1,500 and any costs for singular items below this threshold are expensed.

The Company routinely has repairs and maintenance to its facilities and equipment. In fiscal years 2003, 2002 and 2001, the Company recorded repair and maintenance expense of $3.4 million, $2.8 million and $2.1 million, respectively. These repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities (e.g. electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs).

Property and Equipment

Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the asset’s estimated useful life. Useful lives range from 15 to 20 years for buildings and leasehold improvements and 5 to 7 years for restaurant equipment. Useful lives for software are generally three years and five years for computer equipment.

Other Assets

Other assets predominantly consist of long-term lease, utility and other deposits, deferred financing fees and liquor licenses. Deferred financing fees are amortized to interest expense over the life of the related loan. Liquor licenses are amortized using the straight-line method over the term of the related restaurant lease.

Impairment or Disposal of Long-Lived Assets and Goodwill

The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. The Company evaluates each individual restaurant for impairment. Each restaurant has cash flows that are largely independent and its assets and liabilities are largely independent from other assets and liabilities. In addition, the Company evaluates each individual restaurant for impairment after it has been open eighteen months as the initial six months of operations are generally characterized by operating inefficiencies associated with start-up operations. Impairment testing is completed whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company considers four consecutive quarters of negative cash flow or losses to be a potential for an individual restaurant to be impaired and utilizes a present value technique in determining fair value. The present value technique used utilizes a single set of estimated cash flows and a single interest rate that is commensurate with the risk of the operation.

Beginning in fiscal 2002, the Company evaluated impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, the Company is required to assess impairment at least annually by means of a fair value-based test. The determination of fair value requires the Company to make certain assumptions and estimates related to its business and is highly subjective. Actual amounts realized through operations or upon disposition of related assets may differ significantly from these estimates.

The Company discontinued amortizing goodwill in the year ended June 30, 2002 in accordance with adopting SFAS No. 142. The Company recorded goodwill amortization expense of $191,000 in 2001. Had SFAS No. 142 been adopted in 2001, net income would have been $13,720,000 compared to the reported $13,537,000, basic earnings per share would have been $1.16 compared to the reported $1.14 and diluted earnings per share would have been $1.11 compared to the reported $1.10.

Loss Contingencies and Self-Insurance Reserves

The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. Contingent obligations are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that the Company assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company’s financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Reserves for self-insurance are determined based on the insurance companies incurred loss estimates and management’s judgment.

The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Leases

The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which requires that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes.

The Company periodically enters into sale/leaseback transactions with unrelated third parties in connection with the construction of new restaurants. Such transactions qualify as sales under SFAS No. 66, “Sales of Real Estate” because they include a normal leaseback, adequate initial and continuing investment by the buyer/lessor and the transfer of all risks and rewards of ownership to the buyer/lessor. The Company has not incurred gains or losses in connection with its sale/leaseback transactions.

Deferred Rent Liabilities

For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. In addition, lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage product are sold.

Franchising and Royalty Income

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $616,000, $648,000 and $644,000 during 2003, 2002 and 2001, respectively.

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal 2003, 2002 or 2001.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities. Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized.

Accounting for Stock-Based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to the terms established at the grant date.

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

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company intends to continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25 until more definitive pronouncements are issued requiring companies to record compensation costs upon the issuance of options.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows:

	June 29, 2003	June 30, 2002	July 1, 2001
Net earnings, as reported	$17,093	$5,134	$13,537
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	-	181	275
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(264)	(511)	(518)

Pro forma net income	$16,829	$4,804	$13,294

Earnings per share:
Basic - as reported	$1.36	$0.42	$1.14
Basic - pro forma	1.34	0.40	1.12
Diluted - as reported	$1.28	$0.40	$1.10
Diluted - pro forma	1.26	0.37	1.08

The fair value of each stock option granted in 2003, 2002 and 2001 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value grants issued for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2001	5.43%	2.5 Years	108.6%	0.00%
2002	3.25%	2.8 Years	72.0%	0.00%
2003	1.40%	2.4 Years	88.0%	0.00%

New Accounting Pronouncements

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 2003 and is otherwise effective June 30, 2003. This statement did not have any impact on the Company’s consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”.  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after June 15, 2003.  The Company currently does not have any variable interest entities that fall under the scope of this interpretation.

2.         Property and Equipment

Property and equipment consisted of the following (in 000‘s):

	June 29, 2003	June 30, 2002
Land	$2,923	$2,923
Buildings and leasehold improvements	64,234	53,462
Software	952	1,156
Equipment	34,609	26,123
Equipment under capital lease	3,859	6,444
Construction in progress	8,489	2,766

	115,066	92,874
Accumulated depreciation and amortization	(31,453)	(25,333)

Total property and equipment	$83,613	$67,541

Accumulated depreciation for equipment under capital lease totaled $1,921,000 and $2,968,000 at June 29, 2003 and June 30, 2002, respectively.

General and administrative expense on the consolidated balance statement of operations includes $377,000, $366,000 and $343,000 of depreciation and amortization expense for the years ended June 29, 2003, June 30, 2002 and July 1, 2001, respectively.

3.         Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000‘s):

	June 29, 2003	June 30, 2002
Prepaid rents, real estate taxes and related costs	$1,225	$1,082
Prepaid insurance (1)	1,402	-
Prepaid income taxes	8	142
Prepaid licenses and permits	152	117
Prepaid contracts and other	546	302
Build-to-suit construction costs (2)	2,733	1,101

	$6,066	$2,744

(1)     Increase due to new insurance program collateral requirements.

(2)     Increase due to level of spending differences for build-to-suit construction projects that the Company is considered the owner.

4.         Other Assets, Net

The components of other assets were as follows (in 000‘s):

	June 29, 2003	June 30, 2002
Deferred financing costs (1)	$1,632	$474
Liquor licenses	553	495
Long-term deposits	139	151
Other	143	121

	$2,467	$1,241

(1)     Increase due to financing costs associated with convertible subordinated notes issued in December 2002.

Accumulated amortization for other assets, net totaled $426,000 and $394,000 at June 29, 2003 and June 30, 2002, respectively.

5.         Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000‘s):

	June 29, 2003	June 30, 2002
Salaries, wages and related taxes	$1,990	$1,884
Accrued taxes, predominantly sales and property	2,320	1,740
Build-to-suit construction liability	2,733	1,101
Accrued insurance	671	95
Predecessor obligations (sales taxes, legal and insurance)	598	872
Other	1,438	948

	$9,750	$6,640

The components of other long-term liabilities were as follows (in 000‘s):

	June 29, 2003	June 30, 2002
Tenant improvement allowances (1)	$15,278	$10,170
Deferred rents	2,163	1,665
Accrued insurance	-	50
Predecessor obligations (sales taxes, legal and insurance)	50	500
Other	10	31

	$17,501	$12,416

(1)     Increase due to $6.4 million of tenant improvement allowances received for new restaurants in the year ended June 29, 2003.

6.         Leases

The Company has entered into lease agreements for certain restaurant facilities and office space. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 20 years. Nearly all of the leases contain escalation clauses. Certain leases contain provisions that require additional payments based on sales performance (“contingent rentals”) and the payment of common area maintenance charges and real estate taxes. Contingent rentals are accrued monthly as the liabilities are incurred utilizing pro-rated monthly sales targets.

The Company has a commitment for the development and/or sale/leaseback of up to seven restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment through an agreement executed January 8, 2003. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

As of June 29, 2003 and June 30, 2002, the Company had $2.7 million and $1.1 million, respectively, of construction costs that had been funded by AEI. Since the projects were not complete as of those dates and the Company had additional obligations relative to the development agreements, the Company is considered the owner of the projects during the construction period. These amounts are classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At June 29, 2003, the Company estimates that additional construction costs of $0.3 million will be required to finish existing projects being funded under the AEI agreement.

Future minimum lease payments pursuant to leases with non-cancelable lease terms excluding option periods in excess of one year at June 29, 2003 were as follows (in 000‘s):

Fiscal Years Ending	Operating Leases	Capital Leases
2004	$13,882	$616
2005	15,234	552
2006	15,391	123
2007	15,332	-
2008	15,340	-
Thereafter	145,870	-

Total future minimum lease payments	$221,049	1,291

Less amount representing interest		(128)

Present value of future minimum lease payments		$1,163

Current portion of capital lease obligations		528

Capital lease obigations, net of current portion		$635

Total rent expense in 2003, 2002 and 2001 approximated $11,800,000, $10,160,000 and $7,648,000, respectively. Contingent rentals in rent expense for 2003, 2002 and 2001 approximated $382,000, $526,000 and $539,000, respectively.

7.         Notes Payable

Notes payable consisted of the following (in 000‘s):

Lender	Interest rate	Face amount	June 29, 2003	June 30, 2002	Nature of debt	Nature of collateral	Maturity
Convertible Subordinated Notes	5.50%	$15,000	$14,104	-	Note Payable	Unsecured	Dec., 2007
FINOVA	10.23%	5,000	-	4,815	Mortgage	Real Estate	May, 2010
FINOVA	10.36%	4,750	4,507	4,592	Mortgage	Leasehold	May, 2010
FINOVA	10.36%	4,750	4,507	4,592	Mortgage	Leasehold	May, 2010
Gateway Center	12.00%	500	-	475	Note Payable	Equipment	July, 2008
GE Capital	CP +3.75%	3,022	2,197	2,755	Note Payable	Equipment	Dec., 2006
GE Capital	CP +3.75%	1,978	1,499	1,862	Note Payable	Equipment	Feb., 2007
GE Capital	CP +3.75%	500	500	-	Note Payable	Equipment	Feb., 2007
Former employee	10.00%	500	73	208	Note Payable	Unsecured	Dec., 2003

			$27,387	$19,299

Less current portion			1,244	1,350

Notes payable, net of current portion			$26,143	$17,949

On December 16, 2002, the Company issued, through a private placement, $15,000,000 of 5.5% Convertible Subordinated Notes due 2007 (the “Notes”) and related warrants (the “Warrants”) to purchase shares of the Company’s Common Stock (the “Common Stock”) (see Note 10). The securities were sold to accredited investors in reliance on Regulation D under the Securities Act of 1933, as amended. The Notes were recorded at their estimated fair market value of $13,995,000 based upon a $1,005,000 valuation attributable to the Warrants. The Notes’ discount of $1,005,000 is being accreted to interest expense over the term of the Notes. Origination issuance costs of $1,395,000 were incurred with the issuance of the Notes, are classified as an other asset on the accompanying consolidated balance sheet and are being amortized as interest expense over the term of the Notes. The Notes mature on December 15, 2007. Interest is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2003.

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

The Notes are subordinated in right of payment to existing and future senior indebtedness and other liabilities of the Company and its subsidiaries. The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the Agreement governing the Notes.

In December 2002, the Company repaid certain debt with existing balances totaling $5,243,000 before scheduled maturities with the proceeds of the Notes. Related prepayment costs and unamortized debt issuances costs totaling $290,000 were recorded as debt extinguishment costs in the accompanying consolidated statement of operations.

In February 2003, the Company finalized a commitment for bank financing under which it may borrow up to $8,000,000. The commitment has two parts: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related construction improvement allowance proceeds and will mature 90 days following the estimated restaurant opening date. The agreement will expire in January 2005 at which time all outstanding borrowings are due. Outstanding borrowings bear interest at the Wall Street Journal Prime Rate and require monthly interest payments. There was an initial commitment fee of $42,500. The Company is required to maintain a Funded Debt to EBITDA (earnings before interest, tax, depreciation and amortization) ratio of not more than 2 to 1 and a debt to tangible net worth ratio not to exceed 1.25 to 1. Also, the Company is limited to $5,000,000 of annual replacement capital expenditures and the $2,000,000 working capital line must be repaid for 10 consecutive days each quarter. No amounts were drawn under the commitment as of June 29, 2003. In July 2003, the Company borrowed $350,000 and placed letters of credit totaling $488,000 under this commitment.

The Finova Capital term loans require that Champps Operating Corp, a fully owned subsidiary of Champps Entertainment, Inc., maintain a minimum debt service coverage ratio, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Finova Capital term loans also contain covenants that, subject to specified exceptions, restrict the Company’s ability to incur additional debt, incur liens, engage in mergers or acquisitions, incur contingent liabilities, make dividends or distributions, pay indebtedness for borrowed money, make investments or loans, develop new restaurants, change facility sites, sell or transfer assets, amend specified agreements, acquire additional properties, issue capital stock and engage in transactions with affiliates. As of June 29, 2003, the Company was in compliance with all financial ratios and covenants.

The GE Capital loans require that the Company maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum ratio of earnings before interest, taxes, depreciation and amortization compared to debt and a maximum funded indebtedness ratio. The Company was in compliance with all of these financial ratios as of June 29, 2003.

In September 2002, the Company executed a proposal for an additional $5.0 million term loan collateralized with equipment with GE Capital. The Company received $0.5 million of proceeds in fiscal 2003 and received the remaining $4.5 million from the loan in August 2003.

The Company incurred interest expense of $2,372,000, $2,039,000 and $1,845,000 in fiscal years 2003, 2002 and 2001, respectively. Of these amounts, $310,000, $271,000 and none were capitalized in each respective year. Interest income totaled $236,000, $155,000 and $374,000 in 2003, 2002 and 2001, respectively.

Principal amounts of notes payable outstanding as of June 29, 2003 due during each of the five succeeding fiscal years were $1,244,000 in 2004, $1,341,000 in 2005, $1,427,000 in 2006, $1,017,000 in 2007, $14,521,000 in 2008 and $7,837,000 thereafter.

8.         Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000‘s):

	June 29, 2003	June 30, 2002

Deferred tax assets:
Net operating loss carryforwards	$19,875	$20,759
Deferred rent	1,887	642
FICA tip and targeted jobs tax credit	3,500	1,772
Accrued expenses	776	624
Capital leases	477	288
Other	76	93

Total deferred tax assets	26,591	24,178

Less valuation allowance	-	(15,195)

Net deferred tax assets after valuation allowance	$26,591	$8,983

Deferred tax liabilities:
Property and equipment	$(1,563)	$ (75)
Goodwill	(353)	(196)

Total deferred tax liabilities	$(1,916)	$(271)

Net deferred tax assets	$24,675	$8,712

Current portion	$2,000	$2,000
Long-term	22,675	6,712

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit) (in 000‘s):

	Fiscal Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Income tax provision (benefit) computed at statutory federal
income tax rates	$1,363	$1,841	$1,919
FICA tip and targeted job tax credit	(1,007)	(614)	(536)
Non- deductible costs	24	23	292
Decrease in the valuation allowance	(15,195)	(1,763)	(9,977)
State income tax provision, net of federal benefit	754	188	260
Expired net operating loss carryforward	707	-	-
Other, net	153	534	149

Income tax expense (benefit)	$(13,201)	$209	$(7,893)

Total income tax expense includes current income tax expense of $2,762,000, $768,000 and $260,000 and deferred income tax benefit of $15,963,000, $559,000 and $8,153,000 in 2003, 2002 and 2001, respectively. As of June 29, 2003, the Company had federal net operating loss carryforwards of approximately $56.4 million expiring at various dates through 2020. The Company’s FICA tip and targeted job tax credits may be used to offset federal income taxes and expire at various dates through in 2023. During fiscal 2003, the Company determined that it was more likely than not that it would realize the tax benefits of its deferred tax assets based on projections of future taxable income and the reversal of deferred tax liabilities. As a result, the valuation allowance on deferred tax assets decreased $15,195,000 in fiscal 2003. The valuation allowance on deferred tax assets decreased $1,763,000 and $9,977,000 in fiscal 2002 and 2001, respectively.

9.         Commitments and Contingencies

Fuddruckers Representations and Indemnity

The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During 2003, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the spin-off of DAKA International and its subsidiaries to Compass. In addition, the Company entered into a post-closing covenants agreement that provided for post-closing payments by the Company to Compass under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the effective date of the spin-off but unidentified at such date. This indemnification began to expire on December 31, 1999. The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation claims, general liability and medical/dental claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle those obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction fro DAKA, the Company is obligated to indemnify Compass for all claims arising subsequent to the effective date of the spin-off including claims related to associates of DAKA International not continuing with the Company after the spin-off, that relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation to further indemnify Compass after June 29, 2003 are adequately accrued.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company is contractually obligated to indemnify DAKA for this matter and is currently protesting this proposed assessment. The Company believes that DAKA has meritorious legal and factual defenses to these matters.

Additionally, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from Federal and state agencies. As of June 29, 2003, the Company is in the process of settling several such assessments. Substantially all of the claims relate to predecessor businesses for which the Company has agreed to assume obligations. Tax reserves are accrued based upon the Company’s estimates of the ultimate settlement of the contingencies. As of June 29, 2003, the Company had $648,000 accrued for tax liabilities associated with Fuddruckers pre-closing events and DAKA International events occurring prior to the Spin-off Transaction Date. The Company believes that amounts are adequately accrued. Actual amounts required to settle those obligations may exceed those estimates.

Reserves

The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. In addition, the Company had recorded reserves for Champps obligations, including self-insurance claims and exit costs associated with the Company’s relocation to Denver, Colorado. Adjustments to the reserves are recorded as a charge or credit to expense based upon changes in management’s estimate of the amount of the ultimate settlement. The Company believes that these reserves are adequate to provide for the outcome of the related contingencies. Such amounts are expected to be paid over the next two years as the amounts become known and payable.

The following table displays the activity and balances relating to the reserves (in 000‘s):

	Predecessor Obligations	Assets Held for Sale	Total Reserves
Balance at July 2, 2000	$4,352	$450	$4,802
Expense (income) recognition	653	(75)	578
Payments	(2,739)	(375)	(3,114)

Balance at July 1, 2001	2,266	-	2,266
Expense recognition	541	-	541
Payments	(1,435)	-	(1,435)

Balance at June 30, 2002	1,372	-	1,372
Expense recognition	282	-	282
Payments	(1,006)	-	(1,006)

Balance at June 29, 2003	$648	-	$648

During fiscal 2003, the Company recognized additional liabilities of $282,000 associated with legal expenses and other expenses of predecessor companies, all of which are identified as expenses related to predecessor companies on the consolidated statement of operations.

During fiscal 2002, the Company recognized additional liabilities of $541,000 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consisted of $305,000 identified as expenses related to predecessor companies on the consolidated statement of operations and $236,000, less a tax benefit of $83,000, identified as a loss from discontinued operations.

During fiscal 2001, the Company recognized additional liabilities of $653,000 associated with additional anticipated legal and other expenses of the predecessor companies. This amount consisted of $534,000 identified as expenses related to predecessor companies on the consolidated statement of operations and $119,000, less a tax benefit of $42,000, identified as a loss from discontinued operations.

The predecessor obligations reserves were incorporated into the balances for accrued expenses and other long-term liabilities.

Litigation

The Company has agreed to assume certain contingent liabilities of DAKA International in connection with the Spin-off and has agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to

King Cannon. Further, the Company is also engaged in various actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. While Daka was formerly a subsidiary of DAKA International and while DAKA International is now a subsidiary of Compass Group, PLC, the events at issue in the case took place while a predecessor company of Champps owned Daka. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter based upon relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.3 million associated with this matter based on an estimate of the ultimate compensatory damages and legal fees anticipated to be awarded. Revisions to the estimate may be made in the future and will be reported in the period in which additional information is known. Based upon the Company’s analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

From time-to-time, additional lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current associates or others from time-to-time that are believed to be common for businesses such as the Companys. In addition to the matters described above, the Company is currently not a party to any litigation that management believes could have a material adverse effect on the Company’s consolidated financial position or results of operations and the Company is not aware of any such threatened litigation.

10.         Shareholders’ Equity and Income (Loss) Per Share

The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 12,764,050 and 12,174,524 shares were issued and outstanding as of June 29, 2003 and June 30, 2002, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

On December 16, 2002, the Company issued Warrants to purchase 386,961 shares of common stock of the Company in conjunction with the issuance of the Notes described in Note 7. Each Warrant is exercisable for one share of common stock at an initial exercise price of $11.10 per share, subject to adjustment upon certain events. The Warrants are exercisable (in whole or in part) at any time on or before December 15, 2007, unless terminated earlier at the Company’s option upon certain events. At any time after December 15, 2004, if the closing price of common stock exceeds 175% of the then effective exercise price of the Warrants for any 15 out of 20 consecutive trading days, the Company may terminate the Warrants. Any unexercised Warrants as of the date of termination will automatically be deemed exercised in full pursuant to a cashless exercise. The Warrants had an estimated fair market value of $1,005,000 as of the date of issuance and were recorded as additional paid-in capital, net of issuance costs of $100,000.

The following table sets forth the computation of basic and diluted earnings per share (in 000‘s except per share data):

	Fiscal Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Basic income per share:
Income before discontinued operations	$17,093	$5,287	$13,614
Loss from discontinued operations	-	(153)	(77)

Net income	$17,093	$5,134	$13,537

Weighted average shares outstanding	12,536	12,104	11,871
Income before discontinued operations per share - basic	$1.36	$0.43	$1.15
Loss from discontinued operations per share - basic	-	(0.01)	(0.01)

Net income per share - basic	$1.36	$0.42	$1.14

Diluted income per share:
Income before discontinued operations	$17,093		$5,287		$13,614
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	415		(b	)	(b	)

Income before discontinued operations plus assumed conversions	17,508		5,287		13,614

Loss from discontinued operations	-		(153)		(77)

Net income plus assumed conversions	$17,508		$5,134		$13,537

Weighted average shares outstanding	12,536		12,104		11,871
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	389		760		492
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(b	)	(b	)
Assumed conversion of 5.5% convertible subordinated notes	758		(b	)	(b	)

Total shares outstanding for computation of per share earnings	13,683		12,864		12,363

Income before discontinued operations per share - diluted	$1.28		$0.41		$1.10
Loss from discontinued operations per share - diluted	-		(0.01)		-

Net income per share - diluted	$1.28		$0.40		$1.10

(a)	For the years ended June 29, 2003, June 30, 2002 and July 1, 2001, 67,154, 11,800 and 112,466 stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the securities had not yet been issued.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

11.	Stock Options and Employee Benefit Plans

Stock Options

In 1997 and 2003, the Company adopted stock option and incentive plans for the benefit of the associates and non-employee directors of the Company whereby the Company authorized and reserved for issuance an aggregate of 2,615,000 shares of common stock.

On November 4, 1999, the Company authorized and reserved for issuance 750,000 shares of common stock in connection with a non-qualified stock option agreement with William H. Baumhauer, the Company’s chief executive officer. The options were to expire on June 30, 2001 and are exercisable at $4.00 per share. On September 28, 2000, the employment agreement of the Company’s chief executive officer was amended and restated. At that time the expiration date of the options previously granted on November 4, 1999 were extended to June 30, 2003. The Company recorded non-cash compensation expense of $189,000 and $286,000 for the years ended June 30, 2002 and July 1, 2001, respectively, related to the extension of termination dates on these options which resulted in a remeasurement date. Although the price of the options extended were above the fair market value on the original grant date, the price of the options were below the fair market value of the underlying stock on the extension date. The non-cash compensation expense was included in general and administrative expenses.

On September 13, 2002, Mr. William Baumhauer announced he had entered into a stock trading plan, which complies with the requirements of Rule 10b5-1 of the Securities and Exchange Commission. Under the plan, Mr. Baumhauer may sell enough shares of stock which he owns to pay the price to exercise 1,009,000 stock options, pay the withholding taxes associated with the exercise of the stock options and repay a loan to the Company of $550,000. Rule 10b5-1 permits employees to adopt written plans at a time when they are not aware of material nonpublic information and to sell shares according to the plan on a regular basis, regardless of any subsequent nonpublic information they receive or the price of the stock at the time of the sale. Plans permitted under this rule allow an employee to minimize the effects of sales by spreading them over a more extended period than the traditional trading “windows” permitted under typical insider trading policies, and also avoid being prohibited from selling any shares for long periods of time due to nonpublic information they may possess during traditional windows.

In fiscal 2003, Mr. Baumhauer exercised options to purchase 1,009,000 shares of common stock of the Company under this plan with an aggregate exercise price of approximately $4,620,000. Mr. Baumhauer satisfied the exercise price of options and paid certain of his withholding tax liabilities by tendering to the Company 471,588 common shares held more than six months and having a fair market value of approximately $3,583,000.

On July 31, 2003, the stock trading plan entered into by Mr. Baumhauer on September 13, 2002 was terminated.

The Company has granted options to the Company’s board of directors, its executive officers, managers and directors in the corporate office, the regional directors of operations and the general managers of the restaurants. In addition, options have been granted to the corporate office associates below the level of manager and director.

The following table presents activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at July 2, 2000	1,615,450	$4.39
Granted	204,750	5.75	$4.32
Exercised	(318,749)	3.60
Forfeited	(14,167)	3.65

Outstanding at July 1, 2001	1,487,284	$4.76
Granted	274,250	7.50	6.85
Exercised	(124,726)	5.10
Forfeited	(71,253)	6.69

Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	4.94
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options Exercisable	Weighted Average Exercisable Price

July 1, 2001	461,617	$5.76
June 30, 2002	1,196,717	4.67
June 29, 2003	367,936	5.82

The following table sets forth information regarding options outstanding at June 29, 2003:

Number of Options	Range of Prices	Weighted Average Price	Weighted Average Remaining Contractual Life	Number Currently Exercisable	Weighted Average Price for Currently Exercisable
111,701	$4.00 - $4.82	$4.02	6.2	111,701	$4.02
335,936	4.94 - 5.75	5.27	8.7	110,697	5.66
33,250	6.03 - 7.11	6.45	4.6	33,250	6.45
231,467	7.50 - 13.80	7.54	8.2	112,288	7.57

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, eligible associates of the Company may participate in quarterly offerings of shares made by the Company. The participating associates purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2001, associates purchased approximately 40,000 shares for a total of $173,000. In fiscal 2002, associates purchased 32,000 shares for a total of $207,000. In fiscal 2003, associates purchased 34,000 shares for a total of $252,000.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan and, prior to the Transaction Date, the Company’s associates participated in a 401(k) retirement plan sponsored by DAKA. Both plans enabled associates to contribute up to 15% of their annual compensation. The Company’s discretionary contributions to the 401(k) Plan have been determined by the Board for fiscal 2002, 2001 and 2000, and by DAKA before the spin-off. The Company’s contribution to the Plan for fiscal years 2002 and 2001 were $74,000 and $27,000, respectively. For fiscal 2003, the Company’s discretionary contribution estimate of $73,000 has been accrued and is pending approval by the Board of Directors.

12.         Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it was practicable to estimate that value:

Current assets and liabilities — The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments.

Notes payable – The carrying value of notes payable approximates fair value based upon current market rates available to the Company for similar instruments.

13.         Related Party Transactions

In fiscal 2001, the Company amended Mr. William Baumhauer’s employment contract. Mr. Baumhauer is the Company’s chairman of the board, president and chief executive officer. As part of the amended employment contract, the Company loaned $550,000 to Mr. Baumhauer. The loan is evidenced by a promissory note that bears interest at 9.0% and is due on September 30, 2003. The proceeds of the loan were used to exercise options to purchase 178,000 shares of the Company’s common stock and pay related tax liabilities. The loan is secured by a pledge of the purchased stock. In fiscal 2003, Mr. Baumhauer repaid $350,000 of the loan. The remainder of the loan of $200,000 plus accrued interest of $116,000 was repaid in July 2003.

14.         Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2003 and 2002 are summarized as follows (in 000‘s except per share data):

Fiscal 2003

	Quarter ended
	September 29, 2002	December 29, 2002	March 30, 2003	June 29, 2003 (a)
Revenue	$41,480	$46,538	$46,184	$46,529
Pre-opening expense	703	849	593	979
Expenses related to predecessor companies	-	-	272	10
Debt extinguishment costs	-	290	-	-
Income from continuing operations	1,010	1,843	671	368
Net income	972	1,768	544	13,809
Basic income per share:
Net income	0.08	0.14	0.04	1.08
Diluted income per share:
Net income	0.08	0.14	0.04	0.98

(a)	Net income in the fourth quarter of fiscal 2003 included a benefit for income taxes of $13.4 million as a result of the reversal of previously recorded deferred tax valuation allowance.

Fiscal 2002

	Quarter ended
	September 30, 2001	December 30, 2001	March 31, 2002	June 30, 2002
Revenue	$34,825	$40,565	$41,230	$41,917
Pre-opening expense	687	1,029	486	415
Expenses related to predecessor companies	-	283	22	-
Income from continuing operations	516	1,179	1,802	1,999
Loss from discontinued operations	-	153	-	-
Net income	476	973	1,766	1,919
Basic income per share:
Income from continuing operations	0.04	0.09	0.15	0.16
Net income	0.04	0.08	0.15	0.16
Diluted income per share:
Income from continuing operations	0.04	0.09	0.14	0.15
Net income	0.04	0.08	0.14	0.15