Form 10-Q
period 2003-09-28
CHAMPPS ENTERTAINMENT INC
filed 2003-10-29
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2003

OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 0-22639

CHAMPPS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3370491 (I.R.S. Employer Identification No.)
10375 Park Meadows Drive, Suite 560, Littleton, Colorado (Address of principal executive offices)	80124 (Zip Code)

(303) 804-1333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at October 23, 2003: 12,788,077 (excluding 471,588 shares held in our treasury).

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Balance Sheets as of September 28, 2003 and June 29, 2003	1
Consolidated Statements of Operations - Three Months Ended September 28, 2003 and
September 29, 2002	2
Consolidated Statement of Shareholders' Equity - Three Months Ended September 28, 2003	3
Consolidated Statements of Cash Flows - Three Months Ended September 28, 2003 and
September 29, 2002	4
Notes to Unaudited Consolidated Financial Statements - Three Months Ended September
28, 2003 and September 29, 2002	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22

Item 4. Controls and Procedures	22

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of September 28, 2003 and June 29, 2003
(In thousands except share data)
(Unaudited)

	September 28, 2003	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,008	$5,055
Restricted cash	742	741
Accounts receivable	3,767	2,669
Inventories	3,734	3,594
Prepaid expenses and other current assets (Note 7)	6,288	6,066
Deferred tax asset	2,000	2,000

Total current assets	25,539	20,125
Property and equipment, net	85,400	83,613
Goodwill	5,069	5,069
Deferred tax asset	22,537	22,675
Other assets, net (Note 8)	2,378	2,467

Total assets	$140,923	$133,949

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,593	$5,403
Accrued expenses (Notes 4 and 9)	11,410	9,750
Current portion of capital lease obligations	477	528
Current portion of notes payable (Note 6)	2,133	1,244

Total current liabilities	17,613	16,925
Capital lease obligations, net of current portion	511	635
Notes payable, net of current portion (Note 6)	29,521	26,143
Other long-term liabilities (Notes 4 and 9)	19,559	17,501

Total liabilities	67,204	61,204

Commitments and contingencies (Note 4)

Shareholders' equity:
Preferred stock ($.01 par value per share;
authorized 5,000,000 shares; none issued)	--	--
Common stock ($.01 par value per share; authorized
30,000,000 shares; 13,249,638 and 13,235,638
shares issued at September 28, 2003 and June 29,
2003, respectively)	132	132
Additional paid-in capital	90,186	89,816
Accumulated deficit	(13,016)	(13,620)
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	$73,719	$72,745

Total liabilities and shareholders' equity	$140,923	$133,949

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 28, 2003 and September 29, 2002
(In thousands except per share data)
(Unaudited)

	September 28, 2003	September 29, 2002
Revenue
Sales	$48,747	$41,332
Franchising and royalty, net	138	148

Total revenue	48,885	41,480

Costs and expenses
Restaurant operating expenses:
Product costs	13,710	11,531
Labor costs	16,064	13,556
Other operating expenses	7,751	6,443
Occupancy	4,445	3,718
Depreciation and amortization	2,185	1,767

Total restaurant operating expenses	44,155	37,015

Restaurant operating and franchise
contribution	4,730	4,465
General and administrative expenses	2,455	2,305
Pre-opening expenses	839	703

Income from operations	1,436	1,457
Other (income) expense:
Interest expense and income, net	549	396
Expenses related to predecessor
companies	39	--
Other (income) expense, net	33	51

Income before income taxes	815	1,010
Income tax expense	211	38

Net income	$604	$972

Basic income per share (Note 3):	$0.05	$0.08

Diluted income per share (Note 3):	$0.05	$0.08

Basic weighted average shares
outstanding	12,775	12,201

Diluted weighted average shares
outstanding	12,860	12,918

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended September 28, 2003
(In thousands except share data)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity
Balance, June 29, 2003	13,235,638	$132	$89,816	$(13,620)	471,588	$(3,583)	$72,745
Common shares issued	14,000	--	56	--	--	--	56
Interest on loan for exercise of
stock options	--	--	(2)	--	--	--	(2)
Repayment of loan for exercise of
stock options (Note 10)	--	--	316	--	--	--	316
Net income	--	--	--	604	--	--	604

Balance, September 28, 2003	13,249,638	$132	$90,186	$(13,016)	471,588	$(3,583)	$73,719

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended September 28, 2003 and September 29, 2002
(In thousands)
(Unaudited)

	September 28, 2003	September 29, 2002
Cash flows from operating activities:
Net income	$604	$972
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization (Note 5)	2,272	1,882
Amortization of notes payable discount	50	--
Loss on disposal of assets	33	55
Interest on loan for exercise of stock options	(2)	(11)
Deferred income tax expense	138	--
Changes in assets and liabilities:
Accounts receivable	(315)	45
Inventories	(140)	(98)
Prepaid expenses and other current assets	(222)	(1,604)
Accounts payable	(1,810)	588
Accrued expenses	1,660	2,139
Other assets	78	(115)
Other long-term liabilities	(142)	(212)

Net cash provided by operating activities	2,204	3,641

Cash flows from investing activities:
Purchase of property and equipment	(4,081)	(4,265)
Restricted cash balances	(1)	(9)
Repayment of loan for exercise of stock options (Note 10)	316	--

Net cash used in investing activities	(3,766)	(4,274)

Cash flows from financing activities:
Proceeds from issuance of common stock	56	2,152
Repurchase of common stock	--	(2,355)
Repayment of notes payable and capitalized lease obligations	(809)	(668)
Proceeds from notes payable (Note 6)	4,851	--
Proceeds from tenant improvement allowances	1,417	285

Net cash provided by (used in) financing activities	5,515	(586)

Net change in cash and cash equivalents	3,953	(1,219)
Cash and cash equivalents, beginning of period	5,055	4,643

Cash and cash equivalents, end of period	$9,008	$3,424

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized and
interest income	$239	$265
Income taxes, net of refunds	69	169
Supplemental disclosures of non-cash investing
and financing activities:
Tenant improvement allowances not yet received	$783	$735

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 28, 2003 and September 29, 2002
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of September 28, 2003, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 44 full-service, casual dining restaurants under the names of “Champps Americana”, “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 19 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of September 28, 2003 and results of operations for the interim periods ended September 28, 2003 and September 29, 2002. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three-month period ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending June 27, 2004.

The balance sheet at June 29, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended June 29, 2003 included in the Company’s annual report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended June 29, 2003. The accounting policies used in preparing these consolidated financial statements are consistent with those described in the Company’s annual report on Form 10-K.

2. Summary of Significant Accounting Policies

Accounting for Stock-based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair value on the date of grant. Options vest and expire according to the terms established at the grant date. The Company issued 388,100 options to purchase common stock at an exercise price of $6.97 in the first quarter of fiscal 2004.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees.

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company intends to continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25 until more definitive pronouncements are issued requiring companies to record compensation costs upon issuance of options.

Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and income per share would have been as follows:

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income, as reported	$604,000	$972,000
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(164,000)	(107,000)

Pro forma net income	$440,000	$865,000

Income per share:
Basic - as reported	$0.05	$0.08
Basic - pro forma	0.03	0.07
Diluted - as reported	$0.05	$0.08
Diluted - pro forma	0.03	0.07

Recent Accounting Pronouncements

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 2003 and is otherwise effective June 30, 2003. The adoption of this statement did not have any impact on our Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.”  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003.  The Company currently does not have any variable interest entities that fall under the scope of this interpretation.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 28, 2003	September 29, 2002
Basic income per share:
Net income	$604,000	$972,000

Weighted average shares outstanding	12,774,512	12,200,512

Net income per share - basic	$0.05	$0.08

Diluted income per share:
Net income	$604,000	$972,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b)	(c)

Net income plus assumed conversions	$604,000	$972,000

Weighted average shares outstanding	12,774,512	12,200,512
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	85,942	717,705
Net effect of dilutive warrants based on the
treasury stock method using average market price	(d)	(c)
Assumed conversion of 5.5% convertible subordinated notes	(b)	(c)

Total shares outstanding for computation of per share earnings	12,860,454	12,918,217

Net income per share - diluted	$0.05	$0.08

(a)	For the three months ended September 28, 2003 and September 29, 2002, 649,817 and 1,300, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.
(c)	Not included in calculation because the securities had not yet been issued.
(d)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4. Commitments and Contingencies

Restricted Cash and Letters of Credit

The Company had $742,000 of restricted cash as of September 28, 2003. These funds serve primarily as collateral for insurance claims, security for performance bonds and other claims against the Company. In addition, the Company had $503,000 of outstanding letters of credit at September 28, 2003 to guarantee performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Fuddruckers Representations and Indemnity

The agreement whereby the Company's Fuddruckers subsidiary was sold contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During fiscal 2003 and the first quarter of fiscal 2004, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

Spin-Off Indemnifications

The Company agreed to assume certain liabilities in connection with the Company's spin-off from DAKA International, Inc. In addition, the Company entered into a post-closing covenants agreement that provided for post-closing payments by the Company to Compass Group PLC, which acquired DAKA, under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the effective date of the spin-off but unidentified at such date. This indemnification began to expire on December 31, 1999. Spin-off indemnifications are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The Company believes the risk of a significant claim for indemnification being presented by Compass is remote.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation claims, general liability and medical/dental claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon the Company’s estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle such obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction from DAKA, the Company is obligated to indemnify Compass for all claims made subsequent to the effective date of the spin-off including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation to further indemnify Compass after September 28, 2003 are adequately accrued.

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

Additionally, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from federal and state agencies. As of September 28, 2003, the Company is in the process of settling several such assessments. Tax reserves are accrued based upon the Company’s estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed those estimates.

Litigation

The Company agreed to assume certain contingent liabilities of DAKA in connection with the spin-off and agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale. The Company is also engaged in various actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate collective outcome of these matters will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for legal fees and costs, based on the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. On October 21, 2003, the Court of Appeals for the District of Columbia heard oral arguments on the Appeal. The Company may be liable for the payment of any amounts ultimately due by Daka upon final determination of the case. The Company has not accrued any amounts related to the punitive damages in this matter because based upon relevant legal precedents the Company believes, and its outside legal counsel concurs, that the punitive damages will not be upheld. The Company has accrued approximately $0.3 million associated with this matter based on an estimate of the ultimate compensatory damages and legal fees anticipated to be awarded. Revisions to the estimate may be made in the future and will be reported in the period in which additional information is known. Based upon the Company’s analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

From time-to-time, additional lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the restaurant industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current associates or others from time-to-time that are believed to be common for businesses such as the Company. In addition to the matters described above, the Company is currently not a party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations, and the Company is not aware of any such threatened litigation.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities during the three-month period ended September 28, 2003:

Balance at June 29, 2003	$648,000
Expense recognition	39,000
Payments	(58,000)

Balance at September 28, 2003	$629,000

This liability is included in accrued expenses and other long-term liabilities.

Build-to-suit and Construction Commitments

The Company has entered into an agreement with AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment for the completion of up to seven new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

As of September 28, 2003 and June 29, 2003, AEI had funded construction costs to the Company of $2.8 million and $2.7 million, respectively, for projects that were not complete as of those dates and the Company had additional obligations relative to the development agreements. These amounts were classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At September 28, 2003, the Company estimates that additional construction costs of $0.1 million will be required to finish existing projects being funded by AEI.

As of September 28, 2003, the Company had $5.2 million of contractual construction commitments outside of the AEI development projects described above.

5.     Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $87,000 and $115,000 which is included in general and administrative expense on the consolidated statements of operations for the three months ended September 28, 2003 and September 29, 2002, respectively.

6. Notes Payable

During the three months ended September 28, 2003, the Company received $4.5 million of proceeds from a five-year collateralized equipment term loan with GE Capital.

The Company has a bank credit commitment under which it may borrow up to $8,000,000. The commitment has two components: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related tenant improvement allowance proceeds and that will mature 90 days following estimated restaurant opening date. The commitment expires on January 2005 at which time all outstanding borrowings are due. In July 2003, the Company borrowed $350,000 under the construction facility which was repaid in September 2003. As of September 28, 2003, the Company had no outstanding borrowings under these facilities but had placed letters of credit of $503,000 under the working capital facility.

7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	September 28, 2003	June 29, 2003
Prepaid rents, real estate taxes and related costs	$1,279	$1,225
Prepaid insurance	1,402	1,402
Prepaid income taxes	4	8
Prepaid licenses and permits	187	152
Prepaid contracts and other	625	546
Build-to-suit construction costs	2,791	2,733

	$6,288	$6,066

8. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	September 28, 2003	June 29, 2003
Deferred financing costs	$1,544	$1,632
Liquor licenses	562	553
Long-term deposits	139	139
Other	133	143

	$2,378	$2,467

9. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	September 28, 2003	June 29, 2003
Salaries, wages and related taxes (1)	$3,333	$1,990
Accrued taxes, predominantly sales and property	2,559	2,320
Build-to-suit construction liability	2,791	2,733
Accrued insurance	992	671
Predecessor obligations (sales taxes, legal and insurance)	579	598
Other	1,156	1,438

	$11,410	$9,750

(1)	Increase due to timing of payroll cycle. Two weeks of payroll were accrued at September 28, 2003 compared to one week of payroll at June 29, 2003.

The components of other long-term liabilities were as follows (in thousands):

	September 28, 2003	June 29, 2003
Tenant improvement allowances (1)	$17,180	$15,278
Deferred rents	2,318	2,163
Predecessor obligations (sales taxes, legal and insurance)	50	50
Other	11	10

	$19,559	$17,501

(1)	Increase due to $2.2 million of tenant improvement allowances added for new restaurants during the current fiscal year.

10. Related Party Transactions

In the first quarter of fiscal 2004, Mr. William Baumhauer, the Company’s chairman of the board, president and chief executive officer, repaid the remainder of a loan with the Company originally made in 2001. The loan repayment totaled $316,000, of which $116,000 represented accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates. Forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors (each of which is discussed in greater detail in our annual report on Form 10-K for the fiscal year ended June 29, 2003):

•	The highly competitive nature of the restaurant industry.

•	Our ability to achieve and manage our planned expansion.

•	Our ability to raise capital in the future, or raise capital at acceptable rates.

•	Changes in the availability and costs of product.

•	Potential fluctuation in our quarterly operating results due to seasonality, weather, preopening expenses and other factors.

•	The continued service of key management personnel.

•	Customer perceptions of food safety.

•	Changes in consumer preferences or consumer discretionary spending.

•	Our ability to attract, motivate and retain qualified associates.

•	Labor shortages or increased labor charges.

•	Our ability to protect our name and logo and other proprietary information.

•	The impact of litigation.

•	The impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages.

•	The ability to fully utilize income tax operating loss and credit carryforwards.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in the Company’s business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in the Company’s 2003 annual report on Form 10-K under the caption “Item 1. Business – Risk Factors,” other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to the Company’s officers, directors and employees, or to persons acting on the Company’s behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of the Company’s control. Any of these factors could have a material adverse effect on the Company’s results of operations. Furthermore, the Company assumes no obligation to publicly release the results of any revisions or updates to any forward-looking statements to reflect future events or unanticipated occurrences.

RESULTS OF OPERATIONS

Overview

Champps Entertainment, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us,” and “our”) is a leading casual dining restaurant chain. As of September 28, 2003, Champps Entertainment, Inc. owned and operated 44, and franchised 12, upscale, full-service, casual dining restaurants under the Champps Americana, Champps Restaurant and Champps Restaurant and Bar names. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served in an exciting environment with exceptional service. We opened our first restaurant in 1984. Since June 1999, the Company has positioned itself to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, the Company disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, the Company owned 18 restaurants. In fiscal year 2000, the Company opened four restaurants and acquired two franchises. In fiscal 2001, fiscal 2002 and fiscal 2003, the Company opened four, six and seven restaurants, respectively. As of September 28, 2003, the Company had opened three additional locations, had three locations under construction and had fully executed contracts for four additional locations. We have identified multiple potential sites and are negotiating contracts on additional sites for restaurants to be opened in fiscal 2005. We intend to open a total of six to seven restaurants in fiscal 2004.

The Company’s new restaurants typically range in size from 7,500 square feet to 9,000 square feet. Restaurants with a ground lease require, on average, a net cash investment of approximately $1.9 million and average total invested capital of approximately $2.9 million per restaurant. Restaurants constructed with build-to-suit financing require, on average, a net investment of $1.2 million and average total invested capital of approximately $4.9 million. Pre-opening expenses are expected to average approximately $375,000 per restaurant

Because the Company is in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in the Company’s quarterly and annual results. In addition, the Company’s results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect the Company.

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

Notwithstanding these risks, the Company believes that its near-term strategies, including, but not limited to, continued expansion of the Champps concept and improving the execution of operating fundamentals, should provide the Company with an opportunity for improved overall profitability.

Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurants sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant associates wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization which are included in general and administrative expense. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization.

General and administrative expenses includes all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, bonuses and related associate payroll taxes and benefits, travel, information systems, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees. Pre-opening expenses, which are expensed as incurred, consists of direct costs related to hire and train the initial restaurant workforce and certain other costs directly associated with opening new restaurants. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the Company’s spin-off in 1997. Other (income) expense, net generally consists of losses on asset disposals from asset replacements.

The Company reported net income of $604,000 for the quarter ended September 28, 2003, compared with net income of $972,000 for the comparable quarter last year.

The Company utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 will consist of 52 weeks and will end on Sunday, June 27, 2004. The quarters ending September 28, 2003 and September 29, 2002 both had thirteen operating weeks and are referred to as the first quarter of fiscal 2004 and fiscal 2003, respectively.

Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended
	September 28, 2003	September 29, 2002
Revenue:
Sales	$48,747	99.7%	$41,332	99.6%
Franchising and royalty, net	138	0.3	148	0.4

Total revenue	48,885	100.0%	41,480	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product cost	13,710	28.1	11,531	27.9
Labor costs	16,064	33.0	13,556	32.8
Other operating expenses	7,751	15.9	6,443	15.6
Occupancy	4,445	9.1	3,718	9.0
Depreciation and amortization	2,185	4.5	1,767	4.3

Restaurant operating expenses	44,155	90.6	37,015	89.6

Restaurant level operating profit	4,592	9.4	4,317	10.4

Restaurant operating and franchise
contribution	4,730	9.6	4,465	10.8
General and administrative expenses	2,455	5.0	2,305	5.6
Pre-opening expenses	839	1.7	703	1.7

Income from operations	1,436	2.9	1,457	3.5

Other (income) expense:
Interest expense and income, net	549	1.1	396	1.0
Expenses related to predecessor
companies	39	0.1	--	--
Other (income) expense, net	33	--	51	0.1

Total costs and expenses	48,070	98.3	40,470	97.6

Income before income taxes	815	1.7	1,010	2.4
Income tax expense	211	0.5	38	0.1

Net income	$604	1.2%	$972	2.3%

Restaurant operating weeks	555		449
Restaurant sales per operating week	$88		$92
Number of restaurants (end of period)
Company-owned	44		36
Franchised	12		12

Total restaurants	56		48

Historically, the Company has experienced volatility quarter-to-quarter in the amount of pre-opening expenses and the percentage relationship of these expenses to revenues. The Company typically incurs the most significant portion of its pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, labor and operating costs.

Thirteen Weeks Ended September 28, 2003 Compared to the Thirteen Weeks Ended September 29, 2002

Total revenue. Total revenue increased approximately $7.4 million, or 17.8%, to $48.9 million in the thirteen weeks ended September 28, 2003 from $41.5 million for the comparable prior year period primarily due to the opening of seven additional restaurants throughout fiscal 2003 and the opening of three restaurants in the first quarter of fiscal 2004. Also contributing to the increase was higher comparable restaurant sales of 0.2%. In the first quarter of fiscal 2004, comparable food sales increased 0.9% while comparable alcohol sales decreased 1.8%. The Midwest blackout and Hurricane Isabel negatively impacted sales during the first quarter of fiscal 2004. While still negative, comparable alcohol sales represents an improvement in trend from prior years’ quarters reflecting targeted initiatives to improve those sales.

Restaurant operating costs.

Product costs. Product costs increased by $2.2 million, or 19.1%, to $13.7 million in the first quarter of fiscal 2004 from $11.5 million in the comparable prior year period. Product costs as a percentage of restaurant sales increased to 28.1% for fiscal 2004 compared to 27.9% for fiscal 2003 due to higher alcohol costs resulting from higher product costs and more discounting in the quarter.

Labor costs. Labor costs increased by $2.5 million, or 18.4%, to $16.1 million in the thirteen weeks ended September 28, 2003 from $13.6 million in the comparable prior year period. Labor costs as a percentage of restaurant sales slightly increased to 33.0% in fiscal 2004 from 32.8% in fiscal 2003 due primarily to higher payroll tax and insurance costs partially offset by lower staff and management costs.

Other operating expense. Other operating expense increased $1.4 million, or 21.9%, to $7.8 million in the thirteen weeks ended September 28, 2003 from $6.4 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.9% in fiscal 2004 from 15.6% in fiscal 2003. The increase was due to higher marketing and utility costs.

Occupancy.Occupancy expense increased $0.7 million, or 18.9%, to $4.4 million in the thirteen weeks ended September 28, 2003 from $3.7 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 9.1% in fiscal 2004 from 9.0% in fiscal 2003.

Depreciation and amortization.Depreciation and amortization expense increased $0.4 million, or 22.2%, to $2.2 million for the thirteen weeks ended September 28, 2003 from $1.8 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.5% in fiscal 2004 from 4.3% in fiscal 2003.

Restaurant level operating profit.Restaurant level operating profit increased approximately $0.3 million, or 7.0%, to $4.6 million in the thirteen weeks ended September 28, 2003 from $4.3 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales decreased to 9.4% in fiscal 2004 from 10.4% in fiscal 2003 primarily due to the reasons described above.

General and administrative expenses.General and administrative expenses increased $0.2 million, or 8.7%, to $2.5 million in the thirteen weeks ended September 28, 2003 from $2.3 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support growth. General and administrative expenses as a percentage of total revenue decreased to 5.0% for fiscal 2004 from 5.6% in fiscal 2003 as a result of economies of scale associated with higher revenues.

Pre-opening expenses. Pre-opening expenses were $0.8 million for the thirteen weeks ended September 28, 2003 and $0.7 million for the comparable prior year period. Pre-opening expenses as a percentage of revenue were 1.7% for both fiscal 2004 and fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location.

Interest expense and income, net. Interest expense and income, net was approximately $0.5 million in the first thirteen weeks of fiscal 2004 and $0.4 million in fiscal 2003. The increase resulted from higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and new borrowings in the first quarter of fiscal 2004 partially offset by the repayment of approximately $5.2 million of notes payable before scheduled maturity in December 2002.

Income before income taxes. Income before income taxes decreased $0.2 million, or 20.0%, to $0.8 million for the thirteen weeks ended September 28, 2003 from $1.0 million in the comparable prior year period primarily for the reasons described herein.

Income tax expense. For the thirteen weeks ended September 28, 2003, the Company recorded an income tax expense of $0.2 million, or an effective income tax rate of approximately 26%, versus $38,000, or an effective income tax rate of approximately 4%, in the comparable prior year period. The higher effective income tax rate for the thirteen weeks ended September 28, 2003, resulted from the fourth quarter of fiscal 2003 reversal of the valuation allowance on the Company’s deferred tax assets which caused an increase in deferred tax expense for the first quarter of fiscal 2004. The effective income tax rate for fiscal 2004 reflects a 41% effective state and federal income tax rate partially offset by a deferred tax benefit of approximately 15% for FICA tip credits.

FINANCIAL CONDITION AND LIQUIDITY

The working capital needs of companies engaged in the restaurant industry are generally low, as sales are made for cash or credit card sales that are quickly converted to cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly.

Funding for expansion during fiscal year 2004 and fiscal year 2003 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Capital expenditures before tenant improvement allowances were $4.1 million and $4.3 million for the three months ended September 28, 2003 and September 29, 2002, respectively. Tenant improvement allowances are reimbursements received from certain of the Company’s landlords for initial construction expenditures.

As of September 28, 2003, the Company’s unrestricted cash balance was $9.0 million and the restricted cash balance was $0.7 million. The restricted cash balance primarily serves as collateral for insurance claims and performance obligations. The Company anticipates that it will generate positive cash flow from operations for the remainder of fiscal year 2004. Capital expenditures for the balance of fiscal year 2004 are anticipated to be approximately $14.6 million, before tenant improvement allowances, primarily for the construction of three to five new restaurants and for upgrades to existing restaurants.

For the three months ended September 28, 2003, the Company generated cash flow from operating activities of $2.2 million. The Company utilized these funds and available cash balances for the $4.1 million in capital expenditures.

During the first quarter of fiscal 2004, the Company received tenant improvement allowances of approximately $1.4 million. The Company is anticipating tenant improvement allowances of approximately $3.1 million for the remainder of fiscal 2004.

The Company has a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with an additional funding commitment of $24.5 million. At September 29, 2003, the Company had completed the construction of two restaurants under this commitment located in Houston, Texas and Cincinnati, Ohio. The third restaurant to be completed under this commitment will be in Orland Park, Illinois and is expected to open in April 2004. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven additional restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

The Company has a bank credit commitment under which it may borrow up to $8,000,000. The commitment has two components: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes which require assignment of related tenant improvement allowance proceeds and mature 90 days following estimated restaurant opening date. The commitment expires on January 2005 at which time all outstanding borrowings are due. In July 2003, the Company borrowed $350,000 under the construction facility that was repaid in September 2003. As of September 28, 2003, the Company had no outstanding borrowings under these facilities but had placed letters of credit of $503,000 under the working capital facility.

In September 2002, the Company signed a proposal with GE Capital for a $5.0 million term loan collateralized with equipment. The Company borrowed $500,000 of the funds in fiscal 2003 and the $4.5 million balance during the first quarter of fiscal 2004. These funds will be used to fund the construction of the three to four restaurants during the remainder of fiscal 2004.

The Company also anticipates that there will be cash payments for the balance of fiscal year 2004 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal expenses and settlements. These expenditures are estimated to range between $0.5 million and $0.6 million during the balance of fiscal year 2004. However, these amounts could be considerably higher if the Company receives an adverse decision regarding either the Daka appeal or the State of Florida proposed tax assessment. These two issues are discussed in Note 4 to the consolidated financial statements. During the first quarter of fiscal 2004, the Company expended approximately $0.1 million for these liabilities.

The Company believes that funding for its expansion, other capital expenditures, required debt service requirements and other working capital needs for the balance of the fiscal year will be sufficient and provided from cash flows from operations, tenant improvement allowances and available excess cash. In the event that such funds are not available, the Company has the ability to curtail its expansion program, draw on funds available under its credit facility and reduce non-essential operating costs to conserve working capital.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations and commitments

Payments, including interest, due by period as of September 28, 2003 (in thousands)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$217,797	$14,406	$30,701	$30,593	$142,097
Capital leases	1,090	552	538	--	--
Notes payable	42,771	4,262	8,448	21,111	8,950
Letters of credit	1,245	1,245	--	--	--
Construction
commitments	5,176	5,176	--	--	--
Build-to-suit
construction
commitments	130	130	--	--	--

The Company is obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. Our restaurant leases also contain provisions that require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

Recent accounting pronouncements

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 2003 and is otherwise effective June 30, 2003. The adoption of this statement did not have any impact on our Consolidated Financial Statements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003. The Company currently does not have any variable interest entities that fall under the scope of this interpretation.

Critical accounting policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable.

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the Company's spin-off from DAKA International, Inc. in 1997 and the subsequent sale of the Fuddruckers business unit in 1998, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, valuation of deferred tax assets, self-insured risks relating to workers' compensation and general liability claims and legal liabilities.

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

The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts we have accrued in our financial statements.

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and related identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

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

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 "Accounting for Leases" and subsequent amendments which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. In addition, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments ("tenant improvement allowances") received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company's reported results of operations and financial position.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of September 28, 2003, we had a net deferred tax asset of $24.5 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize the majority of these net deferred tax assets. As of September 28, 2003, we had federal net operating loss carryforwards of approximately $55.8 million, expiring at various dates through 2020.

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

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to the Company's financial position or results of operations during the first quarter of fiscal year 2004. The effect of a similar hypothetical change in interest rates on the Company's variable rate debt and the investment rates implicit in the Company's build-to-suit arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under the Company's credit arrangements.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 28, 2003, the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2003.

During the fiscal quarter ended September 28, 2003, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Item 2. Item 3. Item 4. Item 5. Item 6.	Legal Proceedings.

See "Note 3. Commitments and Contingencies -Litigation" in Notes to Unaudited Consolidated Financial Statements.

Changes in Securities and Use of Proceeds.

Not applicable.

Defaults upon Senior Securities.

Not applicable.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders.

Other Information

Not applicable.

Exhibits and Reports on Form 8-K

(a) Exhibits
	Exhibit Number	Description
31.1 31.2 32.1 32.2
Certification by William H. Baumhauer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.

Certification by William H. Baumhauer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.

(b) Reports on Form 8-K

       During the first quarter of fiscal 2004 ended September 28, 2003, we filed the following reports on Form 8-K:

        The Company filed a Form 8-K on August 19, 2003, announcing its results for the fourth quarter and fiscal year ended June 29, 2003.

        In addition, we filed the following reports on Form 8-K subsequent to the close of the first quarter of fiscal 2004 ended September 28, 2003:

        The Company filed a Form 8-K on October 24, 2003, announcing its conference call for the first quarter of fiscal 2004 ended September 28, 2003. The Company also disclosed its revenue results for the first quarter of fiscal 2004 ended September 28, 2003.

        The Company filed a Form 8-K on October 29, 2003, announcing its results for the first quarter of fiscal 2004 ended September 28, 2003.

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

October 29, 2003