Form 10-Q
period 2003-12-28
CHAMPPS ENTERTAINMENT INC
filed 2004-02-04
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 28, 2003

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
Yes X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X   No ___

Number of shares of Common Stock, $.01 par value, outstanding at February 2, 2004: 12,797,983 (excluding 471, 588 shares held in our treasury).

CHAMPPS ENTERTAINMENT, INC.

INDEX

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements:
Consolidated Balance Sheets as of December 28, 2003 and June 29, 2003	1
Consolidated Statements of Operations – Three and Six Months Ended December 28, 2003
and December 29, 2002	2
Consolidated Statement of Shareholders´ Equity – Six Months Ended December 28, 2003	3
Consolidated Statements of Cash Flows – Six Months Ended December 28, 2003 and
December 29, 2002	4
Notes to Unaudited Consolidated Financial Statements – Three and Six Months Ended
December 28, 2003 and December 29, 2002	5
Item 2. Management´s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits and Reports on Form 8-K	29

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of December 28, 2003 and June 29, 2003
(In thousands except share data)
(Unaudited)

	December 28, 2003	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$9,804	$5,055
Restricted cash	681	741
Accounts receivable	5,613	2,669
Inventories	4,161	3,594
Prepaid expenses and other current assets (Note 7)	8,208	6,066
Deferred tax asset	2,450	2,000

Total current assets	30,917	20,125
Property and equipment, net	89,239	83,613
Goodwill	5,069	5,069
Deferred tax asset	21,615	22,675
Other assets, net (Note 8)	2,254	2,467

Total assets	$149,094	$133,949

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,101	$5,403
Accrued expenses (Notes 4 and 9)	13,900	9,750
Current portion of capital lease obligations	489	528
Current portion of notes payable (Note 6)	2,126	1,244

Total current liabilities	22,616	16,925
Capital lease obligations, net of current portion	384	635
Notes payable, net of current portion (Note 6)	29,012	26,143
Other long-term liabilities (Notes 4 and 9)	21,261	17,501

Total liabilities	73,273	61,204

Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	-	-
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,260,665 and 13,235,638 shares issued at December 28, 2003
and June 29, 2003, respectively)	133	132
Additional paid-in capital	90,234	89,816
Accumulated deficit	(10,963)	(13,620)
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	75,821	72,745

Total liabilities and shareholders' equity	$149,094	$133,949

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended December 28, 2003 and December 29, 2002
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Revenue
Sales	$54,667	$46,389	$103,414	$87,721
Franchising and royalty, net	144	149	282	297

Total revenue	54,811	46,538	103,696	88,018

Costs and expenses
Restaurant operating expenses:
Product costs	15,173	12,908	28,883	24,439
Labor costs	17,260	14,487	33,324	28,043
Other operating expenses	8,247	7,268	15,998	13,711
Occupancy	4,633	3,888	9,078	7,606
Depreciation and amortization	2,398	1,896	4,583	3,663

Total restaurant operating expenses	47,711	40,447	91,866	77,462

Restaurant operating and franchise contribution	7,100	6,091	11,830	10,556
General and administrative expenses	2,754	2,544	5,209	4,849
Pre-opening expenses	756	849	1,595	1,552
Other (income) expense	50	150	83	201

Income from operations	3,540	2,548	4,943	3,954
Other (income) expense:
Interest expense and income, net	599	415	1,148	811
Expenses related to predecessor companies	166	-	205	-
Debt extinguishment costs	-	290	-	290

Income before income taxes	2,775	1,843	3,590	2,853
Income tax expense	722	75	933	113

Net income	$2,053	$1,768	$2,657	$2,740

Basic income per share (Note 3):	$0.16	$0.14	$0.21	$0.22

Diluted income per share (Note 3):	$0.16	$0.14	$0.21	$0.21

Basic weighted average shares outstanding	12,787	12,497	12,780	12,349

Diluted weighted average shares outstanding	12,941	13,089	12,901	13,004

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended December 28, 2003
(In thousands except share data)
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Shareholders' Equity
Balance, June 29, 2003	13,235,638	$132	$89,816	$(13,620)	471,588	$(3,583)	$72,745
Common shares issued	25,027	1	104	-	-	-	105
Interest on loan for exercise of stock
options	-	-	(2)	-	-	-	(2)
Repayment of loan for exercise of
stock options (Note 10)	-	-	316	-	-	-	316
Net income	-	-	-	2,657	-	-	2,657

Balance, December 28, 2003	13,260,665	$133	$90,234	$(10,963)	471,588	$(3,583)	$75,821

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended December 28, 2003 and December 29, 2002
(In thousands)
(Unaudited)

	December 28, 2003	December 29, 2002
Cash flows from operating activities:
Net income	$2,657	$2,740
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (Note 5)	4,758	3,881
Amortization of notes payable discount	100	8
Loss on disposal of assets	83	211
Income tax benefit of stock options exercised	-	656
Interest on loan for exercise of stock options	(2)	(19)
Deferred income tax expense	610	(654)
Changes in assets and liabilities:
Accounts receivable	(311)	294
Inventories	(567)	(307)
Prepaid expenses and other current assets	(2,142)	(1,799)
Accounts payable	698	(65)
Accrued expenses	4,150	723
Other assets	189	88
Other long-term liabilities	(290)	(428)

Net cash provided by operating activities	9,933	5,329

Cash flows from investing activities:
Purchase of property and equipment	(10,468)	(10,516)
Proceeds from disposal of assets	25	-
Restricted cash balances	60	343
Repayment of loan for exercise of stock options (Note 10)	316	350

Net cash used in investing activities	(10,067)	(9,823)

Cash flows from financing activities:
Proceeds from issuance of common stock	105	3,722
Proceeds from issuance of convertible subordinated notes
and common stock warrants	-	15,000
Issuance costs for subordinated convertible notes and common
stock warrants	-	(1,362)
Repurchase of common stock	-	(2,355)
Repayment of notes payable and capitalized lease obligations	(1,489)	(6,636)
Proceeds from notes payable (Note 6)	4,850	500
Proceeds from tenant improvement allowances	1,417	2,295

Net cash provided by financing activities	4,883	11,164

Net change in cash and cash equivalents	4,749	6,670
Cash and cash equivalents, beginning of period	5,055	4,643

Cash and cash equivalents, end of period	$9,804	$11,313

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$983	$742
Income taxes, net of refunds	229	197
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$2,633	$1,630

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended December 28, 2003 and December 29, 2002
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of December 28, 2003, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 47 full-service, casual dining restaurants under the names of “Champps Americana,” “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 21 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of December 28, 2003 and results of operations for the interim periods ended December 28, 2003 and December 29, 2002. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three and six month periods ended December 28, 2003 are not necessarily indicative of the results that may be expected for the year ending June 27, 2004.

The balance sheet at June 29, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and notes thereto for the fiscal year ended June 29, 2003 included in our annual report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended June 29, 2003. The accounting policies used in preparing these consolidated financial statements are consistent with those described in our Annual Report on Form 10-K.

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

Had compensation cost for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income and income per share would have been as follows:

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income, as reported	$2,053,000	$1,768,000	$2,657,000	$2,740,000
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	-	-	-	-
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(164,000)	(107,000)	(329,000)	(215,000)

Pro forma net income	$1,889,000	$1,661,000	$2,328,000	$2,525,000

Earnings per share:
Basic - as reported	$0.16	$0.14	$0.21	$0.22
Basic - pro forma	0.15	0.13	0.18	0.20
Diluted - as reported	$0.16	$0.14	$0.21	$0.21
Diluted - pro forma	0.15	0.13	0.18	0.19

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”.  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or is entitled to receive the majority of the entity’s residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003.  The Company does not have any interest in variable interest entities.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Six Months Ended
	December 28, 2003		December 29, 2002		December 28, 2003		December 29, 2002
Basic income per share:
Net income	$2,053,000		$1,768,000		$2,657,000		$2,740,000

Weighted average shares outstanding	12,786,522		12,497,322		12,780,517		12,348,917

Net income per share - basic	$0.16		$0.14		$0.21		$0.22

Diluted income per share:
Net income	$2,053,000		$1,768,000		$2,657,000		$2,740,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b	)	(b	)	(b	)	(b	)

Net income plus assumed conversions	$2,053,000		$1,768,000		$2,657,000		$2,740,000

Weighted average shares outstanding	12,786,522		12,497,322		12,780,517		12,348,917
Net effect of dilutive stock options based on the
treasury stock method using average market
price (a)	154,275		592,061		120,109		654,883
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)	(c	)	(c	)
Assumed conversion of 5.5% convertible
subordinated notes	(b	)	(b	)	(b	)	(b	)

Total shares outstanding for computation of per share
earnings	12,940,797		13,089,383		12,900,626		13,003,800

Net income per share - diluted	$0.16		$0.14		$0.21		$0.21

(a)	For the three months ended December 28, 2003 and December 29, 2002, 232,133 and 1,300, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share. For the six months ended December 28, 2003 and December 29, 2002, 440,975 and 1,300, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in the calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.

(c)	Not included in the calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4. Commitments and Contingencies

Restricted Cash and Letters of Credit

The Company had $681,000 of restricted cash as of December 28, 2003. These funds serve primarily as collateral for insurance claims, security for performance bonds and other claims against the Company. In addition, the Company had $1,089,000 of outstanding letters of credit at December 28, 2003 to guarantee performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Fuddruckers Representations and Indemnity

In fiscal 1998, the Company sold its Fuddrucker’s subsidiary. The agreement whereby the Company’s Fuddruckers subsidary was sold contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price, or (ii) pay all losses associated with the indemnification. During fiscal 2003 and the first half of fiscal 2004, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

Spin-Off Indemnifications

In fiscal 1997, the Company was spun-off from DAKA International, Inc. The Company agreed to assume certain liabilities in connection with the Company’s spin-off from DAKA International, Inc. In addition, the Company entered into a post-closing covenants agreement that provided for post-closing payments by the Company to Compass Group PLC, which acquired DAKA, under certain circumstances. The Company also agreed to indemnify Compass for certain losses on liabilities existing prior to the effective date of the spin-off but unidentified at such date. Matters involving spin-off indemnifications are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The Company believes the risk of any additional significant claims for indemnification being presented by Compass is remote.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation claims, general liability and medical/dental claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon our estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle such obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction from DAKA, the Company is obligated to indemnify Compass for all claims made subsequent to the effective date of the spin-off including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation to further indemnify Compass after December 28, 2003 are adequately accrued.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company is contractually obligated to indemnify DAKA for this matter and is currently protesting this proposed assessment. The Company believes that DAKA has meritorious legal and factual defenses to these matters. Based upon its evaluation of the developments of its protest, the Company believes that the ultimate cost to settle this matter will total approximately $0.1 million and the settlement will be finalized in the next three to six months.

Additionally, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from federal, state and local agencies. As of December 28, 2003, the Company is in the process of settling several such assessments. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed those estimates.

Litigation

From time-to-time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. In addition to the matters described below, the Company is currently not a party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is also engaged in an action arising from our indemnification of DAKA in connection with the spin-off described below. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddrucker’s in connection with future breaches of our representation and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the headings “Fuddruckers Representations and Indemnity” and “Spin-Off Indemnifications.”

In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate $188,000 in compensatory damages, $4.8 million in punitive damages and a subsequent award of $276,000 for attorneys’ fees and costs, based on the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. On December 24, 2003, the Court of Appeals for the District of Columbia issued its decision on the Appeal. In its decision, the Court affirmed the award of compensatory damages and the attorneys’ fees and costs. However, the Court held that the punitive damages award was unconstitutional and vacated the award. The Court remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion.

The Company has accrued approximately $0.6 million associated with this matter based on the Appeal decision for awarded compensatory damages, attorneys’ fees and related interest. This amount was paid in January 2004. The Company has not accrued any amounts related to the punitive damages in this matter because the Appeal decision vacated the punitive damages award and it is uncertain what amount of punitive damages will be awarded. Revisions to the estimate related to the punitive damages may be made in the future and will be reported in the period in which additional information is known. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities during the six-month period ended December 28, 2003:

Balance at June 29, 2003	$648,000
Expense recognition	205,000
Payments	(154,000)

Balance at December 28, 2003	$699,000

This liability is included in accrued expenses and other long-term liabilities.

Build-to-Suit and Construction Commitments

The Company has entered into an agreement with AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment for the completion of up to seven new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes its lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s right to sell the funded assets to the Company in the event of a default under the development agreement.

As of December 28, 2003 and June 29, 2003, AEI had funded construction costs to the Company of $4.7 million and $2.7 million, respectively, for projects that were not complete as of those dates and the Company had additional obligations relative to the development agreements. These amounts were classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At December 28, 2003, the Company estimates that additional construction costs of $3.0 million will be required to finish existing projects being funded by AEI.

As of December 28, 2003, the Company had $0.2 million of contractual construction commitments outside of the AEI development projects described above.

5. Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $175,000 and $218,000 which is included in general and administrative expense on the consolidated statements of operations for the six months ended December 28, 2003 and December 29, 2002, respectively.

6. Notes Payable

The following discussion highlights major non-routine changes to the Company’s debt balances for the six months ended December 28, 2003 and material amounts of credit facility availability.

During fiscal 2004, the Company received $4.5 million of proceeds from a five-year collateralized equipment term loan with GE Capital.

The Company has a bank credit facility under which it may borrow up to $8,000,000. The facility has two components: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with the construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes that require assignment of related tenant improvement allowance proceeds and that will mature 90 days following estimated restaurant opening dates. The facility expires on January 2005 at which time all outstanding borrowings are due. In July 2003, the Company borrowed $350,000 under the construction facility which was repaid in September 2003. As of December 28, 2003, the Company had no outstanding borrowings under these facilities but had placed letters of credit of $1,089,000 under the working capital facility.

In January 2004, the Company executed a letter for a three-year $25,000,000 senior secured credit facility with a new lender subject to documentation and closing. The facility, which could be expanded to $30,000,000 under certain conditions, will be used to refinance certain of the Company’s existing debt, support growth and general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. The facility will be secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility will bear interest that will vary depending on a Total Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. The Company will be required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points and an up-front fee of $188,000. Outstanding borrowings under the facility will be converted to a five-year term loan if Senior Debt to EBITDA exceeds specified levels. The facility will require the Company to maintain a minimum Fixed Charge Coverage Ratio and Tangible Net Worth level and not exceed thresholds for Total Funded Debt to EBITDA and Total Senior Debt to EBITDA ratios. The facility will limit the opening of new restaurants to a maximum of eight per year and also will limit the amount of dividend and/or stock repurchases.

7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 28, 2003	June 29, 2003
Prepaid rents, real estate taxes and related costs	$1,376	$1,225
Prepaid insurance	1,382	1,402
Prepaid licenses and permits	111	152
Prepaid contracts and other	652	554
Build-to-suit construction costs (Note 4)	4,687	2,733

	$8,208	$6,066

The build-to-suit construction costs represent build-to-suit construction projects where the Company is considered the owner.

8. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	December 28, 2003	June 29, 2003
Deferred financing costs	$1,465	$1,632
Liquor licenses	578	553
Long-term deposits	90	139
Other	121	143

	$2,254	$2,467

9. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	December 28, 2003	June 29, 2003
Salaries, wages and related taxes	$2,461	$1,990
Accrued taxes, predominantly sales and property	2,726	2,320
Build-to-suit construction liability (Note 4)	4,687	2,733
Accrued insurance	1,099	671
Predecessor obligations (sales taxes, legal and insurance)	649	598
Other	2,278	1,438

	$13,900	$9,750

The increase in Other resulted from a larger gift certificate liability due to holiday gift certificate sales not yet redeemed.

The components of other long-term liabilities were as follows (in thousands):

	December 28, 2003	June 29, 2003
Tenant improvement allowances	$18,697	$15,278
Deferred rents	2,488	2,163
Predecessor obligations (sales taxes, legal and insurance)	50	50
Other	26	10

	$21,261	$17,501

Tenant improvements allowances of $4.0 million were added for new restaurants during the current fiscal year.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	The highly competitive nature of the restaurant industry.

•	Our ability to achieve and manage our planned expansion.

•	Changes in the availability and costs of product.

•	Potential fluctuation in our quarterly operating results due to seasonality, weather, preopening expenses and other factors.

•	The continued service of key management personnel.

•	Customer perceptions of food safety.

•	Changes in consumer preferences or consumer discretionary spending.

•	Our ability to attract, motivate and retain qualified associates.

•	Increased labor and payroll related expenses.

•	Our ability to protect our name, logo and other proprietary information.

•	The impact of litigation against us.

•	The impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages.

•	The ability to fully utilize income tax operating loss and credit carryforwards.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our 2003 Annual Report on Form 10-K for the fiscal year ended June 29, 2003, our Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

RESULTS OF OPERATIONS

Overview

Champps Entertainment, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us,” and “our”) is a leading casual dining restaurant chain. As of December 28, 2003, Champps Entertainment, Inc. owned and operated 47, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Champps operates in 21 states with larger concentrations of our restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

We opened our first restaurant in 1984. Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, fiscal 2002 and fiscal 2003, we opened four, six and seven restaurants, respectively. As of December 28, 2003, we had opened six additional locations, had one location under construction expected to open in the fourth quarter of fiscal 2004 and had fully executed contracts for four additional locations expected to open in the first half of fiscal 2005. We have identified multiple potential sites and are negotiating contracts on additional sites for restaurants to be opened in fiscal 2005.

Our new restaurants typically range in size from 7,500 square feet to 9,000 square feet. Restaurants with a ground lease require, on average, a net cash investment of approximately $1.9 million and average total invested capital of approximately $2.9 million per restaurant. Restaurants constructed with build-to-suit financing require, on average, a net investment of $1.2 million and average total invested capital of approximately $4.9 million. Pre-opening expenses are expected to average approximately $360,000 per restaurant.

Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing.

Because we are in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in our quarterly and annual results. In addition, our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect us and our financial results.

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2003 and 2002, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Adverse weather in the third quarter of fiscal 2003 had a significant negative impact on our sales. We are hopeful that the weather impact will be milder for our upcoming third quarter of fiscal 2004 although we have experienced adverse weather in January 2004 affecting the Midwest and the east coast.

An important indicator of sales performance within the restaurant industry is comparable sales or same store sales. This indicator compares the revenue performance of our restaurants open for more than sixty-six weeks to the same restaurants in the prior year. In fiscal 2002, we made the strategic decision to emphasize our superior food offerings and deemphasize our late night business which was primarily alcohol sales occurring from 10:00 p.m. to closing. We believe that by accentuating our food we will be able to differentiate our restaurants from many competitors, a critical task in the current highly competitive environment. This is based upon our belief that the life of a concept strictly focusing on liquor revenues is of a much shorter duration primarily due to the more transient nature of the bar customer and competition resulting from liquor discounting and the new “hot” spot. In addition, through market research, we determined that the late night customer was not representative our primary repeat customer who visits our restaurants throughout our various day parts and days of the week. Our research indicated that the late night customer was adversely impacting our dinner business. As a result of this change in strategy, our comparable food sales have been positive for seven quarters in a row and 16 of the last 18 quarters. However, at the same time, comparable liquor sales have been negative for seven quarters in a row. We believe that liquor sales have not only been impacted by our strategy to deemphasize our late night business but has also been impacted by the sluggish economy, higher unemployment, decreases in discretionary income and a decline in overall on-premise liquor sales through out our industry.

Among other factors, the success of our business and our operating results are dependent upon our ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond our control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While in the past we have been able to manage our exposure to the risk of increasing food and liquor costs through certain purchasing practices, menu changes and price adjustments, there can be no assurance that we will be able to do so in the future or that changes in our sales mix or our overall buying power will not adversely affect our results of operations.

Food safety issues have recently received much press primarily targeted toward the identification of green onions grown in farms in Mexico as the culprit for a rash of hepatitis epidemics and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Additionally, we have stopped serving green onions in a raw state until we believe the issue has been adequately addressed. Also, we have reinforced to our restaurant operators the procedures to follow for safe food handling. The “mad cow” disease issue has not so far been shown to influence the beef-eating habits of customers per industry reports, although future cases could certainly do so. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

We have been liable for two potentially significant loss contingencies related to a predecessor company (see Note 4). Significant developments have occurred recently in both issues and we believe that both issues will reach conclusion in the next three to six months. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and in the amount of $276,000 in attorneys’ fees. The Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outline in its opinion. We have not accrued any liability for punitive damages in this matter because the ultimate award is not determinable. In the State of Florida proposed tax assessment, we believe that developments and discussions indicate that this matter will be resolved for approximately $100,000. Previously, the State of Florida proposed to assess $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. We recorded a net expense of $166,000 for the second quarter of fiscal 2004 for these two matters.

Notwithstanding these risks, we believe that our near-term strategies, including, but not limited to, continued expansion of the Champps concept and improving the execution of operating fundamentals, should provide us with an opportunity to continue improving our overall profitability.

We reported net income of $2,053,000 for the quarter ended December 28, 2003, compared with net income of $1,768,000 for the comparable quarter last year. An effective tax rate of approximately 26% was utilized for the quarter ended December 28, 2003 versus an effective tax rate of 4% for the comparable quarter last year. The change to the effective tax resulted in the recognition of $611,000 of additional tax expense on this quarter’s pre-tax income of $2,775,000 at a rate of 26% versus last year’s rate of 4%. We anticipate paying tax at a rate of 6% of pre-tax income.

Financial Definitions

Revenue

Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. For the second quarter of fiscal 2004, 36 restaurants of our total 47 restaurants in operation at quarter-end were included in our comparable sales calculation.

Restaurant Operating Costs

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

General and Administrative Expenses

General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, bonuses and related associate payroll taxes and benefits, travel, information systems, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Preopening and Other Items

Pre-opening expenses, which are expensed as incurred, consists of direct costs related to hiring and training the initial restaurant workforce and certain other costs directly associated with opening new restaurants. Other (income) expense, net generally consists of losses on asset disposals from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the Company’s spin-off in 1997.

We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 will consist of 52 weeks and will end on Sunday, June 27, 2004. The quarters ending December 28, 2003 and December 29, 2002 both had thirteen operating weeks and are referred to as the second quarter of fiscal 2004 and fiscal 2003, respectively.

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Six Months Ended
	December 28, 2003		December 29, 2002		December 28, 2003		December 29, 2002
Revenue:
Sales	$54,667	99.7%	$46,389	99.7%	$103,414	99.7%	$87,721	99.7%
Franchising and royalty, net	144	0.3	149	0.3	282	0.3	297	0.3

Total revenue	54,811	100.0%	46,538	100.0%	103,696	100.0%	88,018	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	15,173	27.8	12,908	27.8	28,883	27.9	24,439	27.8
Labor costs	17,260	31.5	14,487	31.2	33,324	32.2	28,043	32.0
Other operating expenses	8,247	15.1	7,268	15.7	15,998	15.5	13,711	15.6
Occupancy	4,633	8.5	3,888	8.4	9,078	8.8	7,606	8.7
Depreciation and amortization	2,398	4.4	1,896	4.1	4,583	4.4	3,663	4.2

Restaurant operating expenses	47,711	87.3	40,447	87.2	91,866	88.8	77,462	88.3

Restaurant level operating profit	6,956	12.7	5,942	12.8	11,548	11.2	10,259	11.7

Restaurant operating and franchise contribution	7,100	12.9	6,091	13.1	11,830	11.4	10,556	12.0
General and administrative expenses	2,754	5.0	2,544	5.5	5,209	5.0	4,849	5.5
Pre-opening expenses	756	1.4	849	1.8	1,595	1.6	1,552	1.8
Other (income) expense, net	50	-	150	0.3	83	-	201.2

Income from operations	3,540	6.5	2,548	5.5	4,943	4.8	3,954	4.5

Other (income) expense:
Interest expense and income, net	599	1.1	415	0.9	1,148	1.1	811	0.9
Expenses related to predecessor companies	166	0.3	-	-	205	0.2	-	-
Debt extinguishment costs	-	-	290	0.6	-	-	290	0.4

Total costs and expenses	52,036	94.9	44,695	96.0	100,106	96.5	85,165	96.8

Income before income taxes	2,775	5.1	1,843	4.0	3,590	3.5	2,853	3.2
Income tax expense	722	1.4	75	0.2	933	0.9	113	0.1

Net income	$2,053	3.7%	$1,768	3.8%	$2,657	2.6%	$2,740	3.1%

Restaurant operating weeks	592		480		1,147		929
Restaurant sales per operating week	$92		$97		$90		$94
Number of restaurants (end of period)
Company-owned	47		38
Franchised	12		12

Total restaurants	59		50

Historically, we have experienced volatility quarter-to-quarter in the amount of pre-opening expenses and the percentage relationship of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We opened three and two restaurants in the quarters ended December 28, 2003 and December 29, 2002, respectively. We opened six restaurants in the twenty-six weeks ended December 28, 2003 and four restaurants in the same period of fiscal 2002.

Thirteen Weeks Ended December 28, 2003 Compared to the Thirteen Weeks Ended December 29, 2002

Total revenue. Total revenue increased approximately $8.3 million, or 17.8%, to $54.8 million in the thirteen weeks ended December 28, 2003 from $46.5 million for the comparable prior year period primarily due to operating approximately 8.5 more restaurants on average compared to the prior year. The increase was partially offset by lower comparable restaurant sales of 0.7%. The popularity of the baseball playoffs positively impacted sales for the second quarter of fiscal 2004 while the timing of Halloween falling on a Friday this year versus Thursday last year and snow occurring on two weekends on the east coast near the end of December 2003 both negatively impacted sales. In the second quarter of fiscal 2004, comparable food sales increased 0.5% while comparable alcohol sales decreased 3.4%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.29 for the second quarter of fiscal 2004 versus $13.28 for the second quarter of fiscal 2003. During the second quarter of fiscal 2004, food sales and alcoholic beverage sales represented 70.3% and 29.7% of our total food and beverage sales, respectively. During the second quarter of fiscal 2003, food and alcoholic beverage sales represented 68.8% and 31.2% of our total food and beverage sales, respectively.

The second quarter of fiscal 2004 marked the seventh consecutive quarter of positive comparable food sales. However, this quarter also marked the seventh consecutive quarter of negative comparable alcohol sales. This trend is partially reflective of the emphasis that we have placed on food versus alcohol sales, but also reflects the more competitive nature of the bar business including heavy discounting at happy hour and during late night by competitors. We have been attempting and will continue to pursue measures to alleviate the negative comparable alcohol sales trend through enhanced promotions and other initiatives such as a new drink menu, an upgrade to our bar staff and improved sales training programs.

Restaurant Operating Costs.

Product costs. Product costs increased by $2.3 million, or 17.8%, to $15.2 million in the second quarter of fiscal 2004 from $12.9 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.8% for both fiscal 2004 and fiscal 2003. Rising costs for several commodities particularly proteins and higher beer and alcohol costs were offset by recipe modifications.

Labor costs. Labor costs increased by $2.8 million, or 19.3%, to $17.3 million in the thirteen weeks ended December 28, 2003 from $14.5 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.5% in fiscal 2004 from 31.2% in fiscal 2003 due primarily to higher payroll tax and insurance costs partially offset by lower staff and management costs. The increased payroll tax resulted primarily from higher tip reporting caused by the implementation of an IRS tip-reporting alternative agreement in January 2003. The lower staff costs were due largely to cost cutting initiatives related primarily to front-of-house staff while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes.

Other operating expense. Other operating expense increased $0.9 million, or 12.3%, to $8.2 million in the thirteen weeks ended December 28, 2003 from $7.3 million in the comparable prior year period. Operating expense as a percentage of restaurant sales decreased to 15.1% in fiscal 2004 from 15.7% in fiscal 2003. The decrease was due to lower marketing and credit card fees partially offset by higher utility costs. Our lower marketing costs resulted from additional spending in the prior year related to the testing of various marketing programs implemented to increase sales.

Occupancy. Occupancy expense increased $0.7 million, or 17.9%, to $4.6 million in the thirteen weeks ended December 28, 2003 from $3.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales modestly increased to 8.5% in fiscal 2004 from 8.4% in fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 26.3%, to $2.4 million for the thirteen weeks ended December 28, 2003 from $1.9 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.4% in fiscal 2004 from 4.1% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.1 million, or 18.6%, to $7.0 million in the thirteen weeks ended December 28, 2003 from $5.9 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales decreased to 12.7% in fiscal 2004 from 12.8% in fiscal 2003. Restaurant level operating profit increased primarily as the result of our additional restaurants open and our ability to maintain approximately the same level of restaurant contribution margin between periods. Restaurant level operating profit is a non-GAAP measure that we believe is useful in understanding our business. Restaurant level operating profit is defined as Restaurant operating and franchise contribution, minus Franchising and royalty revenue, net. Thus, Restaurant level operating profits is most directly comparable to the GAAP measure Restaurant operating and franchise contribution. Deducting "Franchising and royalty revenue, net" from Restaurant operating and franchise contribution, produces the non-GAAP measure Restaurant level operating profit:

	December 28, 2003	December 29, 2002
Restaurant and operating and franchise contribution	$7,100	$6,091
Franchising and royalty revenue, net	(144)	(149)

Restaurant level operating profit	$6,956	$5,942

We believe this non-GAAP measure provides a useful means to evaluate the performance of our core business since it deducts items regarding our franchise operations, which are of modest scale and have less significance to the day-to-day operation of our business. We understand investors and analysts regularly rely on operating income measures, including such measures that may not be non- GAAP financial measures. Investors should not rely on this non-GAAP financial measure as a substitute for GAAP financial measures.

General and administrative expenses.General and administrative expenses increased $0.3 million, or 12.0%, to $2.8 million in the thirteen weeks ended December 28, 2003 from $2.5 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support growth and higher bonus expense partially offset by $144,000 of expenses related to a terminated project incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.0% for fiscal 2004 from 5.5% in fiscal 2003 as a result of economies of scale associated with our higher revenues.

Pre-opening expenses. Pre-opening expenses were $0.8 million for the thirteen weeks ended December 28, 2003 and $0.8 million for the comparable prior year period. We opened three restaurants in the second quarter of fiscal 2004 and two restaurants in the second quarter of fiscal 2003. The average restaurant pre-opening cost was significantly lower in 2004 versus 2003 due to cost control measures, timings of openings and openings occurring in existing markets. Additionally, the second quarter of 2003 included pre-opening costs for a restaurant opened in the third quarter of fiscal 2003. Pre-opening expenses as a percentage of revenue were 1.4% for fiscal 2004 and 1.8% for fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location.

Other (income) expense. Other expense decreased to $50,000 in the thirteen weeks ended December 28, 2003 from $150,000 in the comparable prior year quarter. The decrease was due to fewer losses on asset replacements.

Interest expense and income, net. Interest expense and income, net was approximately $0.6 million in the second quarter of fiscal 2004 and $0.4 million in fiscal 2003. The increase resulted from higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and $4.5 million of new borrowings in the first quarter of fiscal 2004 partially offset by the repayment of approximately $5.2 million of notes payable before scheduled maturity in December 2002.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.2 million for the thirteen weeks ended December 28, 2003 versus none in the comparable prior year quarter. The expenses relate to an increase in the liability for the McCrae vs. Daka, Inc. litigation as a result of the appeal decision (see Note 4 to the financial statements) and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to our evaluation of developments of its protest.

Debt extinguishment costs. Debt extinguishment costs of $0.3 million were incurred for the thirteen weeks ended December 29, 2002 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. These notes accrued interest at 10.3%. No debt extinguishment costs were incurred in fiscal 2004.

Income before income taxes. Income before income taxes increased $1.0 million, or 55.6%, to $2.8 million for the thirteen weeks ended December 28, 2003 from $1.8 million in the comparable prior year period primarily for the reasons described herein.

Income tax expense. For the thirteen weeks ended December 28, 2003, we recorded an income tax expense of $0.7 million, or an effective income tax rate of approximately 26%, versus $75,000, or an effective income tax rate of approximately 4%, in the comparable prior year period. The higher effective income tax rate for the thirteen weeks ended December 28, 2003, resulted from the fourth quarter of fiscal 2003 reversal of the valuation allowance on the Company’s deferred tax assets which caused an increase in deferred tax expense for fiscal 2004. The effective income tax rate for fiscal 2004 reflects a 41% effective state and federal income tax rate partially offset by a deferred tax benefit of approximately 15% for FICA tip credits. Although we are recognizing a tax expense of 26%, we anticipate paying taxes at a 6% rate. This is the result of the deferred tax asset on our balance sheet.

Twenty-six Weeks Ended December 28, 2003 Compared to the Twenty-six Weeks Ended December 29, 2002

Total revenue. Total revenue increased approximately $15.7 million, or 17.8%, to $103.7 million in the twenty-six weeks ended December 28, 2003 from $88.0 million for the comparable prior year period primarily due to the opening of seven additional restaurants throughout fiscal 2003 and the opening of six restaurants in the first half of fiscal 2004. However, comparable restaurant sales decreased 0.3%. In the first half of fiscal 2004, comparable food sales increased 0.7% while comparable alcohol sales decreased 2.7%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.14 for the first half of fiscal 2004 versus $13.11 for the first half of fiscal 2003. During the first half of fiscal 2004, food sales and alcoholic beverage sales represented 71.5% and 28.5% of our total food and beverage sales, respectively. During the first half of fiscal 2003, food and alcoholic beverage sales represented 70.0% and 30.0% of our total food and beverage sales, respectively.

Restaurant Operating Costs.

Product costs. Product costs increased by $4.5 million, or 18.4%, to $28.9 million in the first half of fiscal 2004 from $24.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales increased to 27.9% for fiscal 2004 compared to 27.8% for fiscal 2003 due largely to higher alcohol product costs.

Labor costs. Labor costs increased by $5.3 million, or 18.9%, to $33.3 million in the twenty-six weeks ended December 28, 2003 from $28.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 32.2% in fiscal 2004 from 32.0% in fiscal 2003 primarily due to higher payroll tax from higher tip reporting and insurance costs partially offset by lower staff and management costs.

Other operating expense. Other operating expense increased $2.3 million, or 16.8%, to $16.0 million in the twenty-six weeks ended December 28, 2003 from $13.7 million in the comparable prior year period. Operating expense as a percentage of restaurant sales modestly decreased to 15.5% in fiscal 2004 from 15.6% in fiscal 2003.

Occupancy. Occupancy expense increased $1.5 million, or 19.7%, to $9.1 million in the twenty-six weeks ended December 28, 2003 from $7.6 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales modestly increased to 8.8% in fiscal 2004 from 8.7% in fiscal 2003.

Depreciation and amortization.Depreciation and amortization expense increased $0.9 million, or 24.3%, to $4.6 million for the twenty-six weeks ended December 28, 2003 from $3.7 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.4% in fiscal 2004 from 4.2% in fiscal 2003 due to higher relative costs associated with new restaurants.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.2 million, or 11.7%, to $11.5 million in the twenty-six weeks ended December 28, 2003 from $10.3 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales decreased to 11.2% in fiscal 2004 from 11.7% in fiscal 2003 primarily due to the reasons described above.

General and administrative expenses.General and administrative expenses increased $0.4 million, or 8.3%, to $5.2 million in the twenty-six weeks ended December 28, 2003 from $4.8 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support growth and higher bonus expense partially offset by $144,000 of expenses related to a terminated project incurred in the prior year and lower hiring and recruiting expenses. General and administrative expenses as a percentage of total revenue decreased to 5.0% for fiscal 2004 from 5.5% in fiscal 2003 as a result of economies of scale associated with higher revenues.

Pre-opening expenses. Pre-opening expenses were $1.6 million for both the twenty-six weeks ended December 28, 2003 and for the comparable prior year period. Pre-opening expenses as a percentage of revenue were 1.6% for fiscal 2004 and 1.8% for fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location. We opened six restaurants in the first half of fiscal 2004 and four restaurants in the first half of fiscal 2003. The average restaurant pre-opening cost was significantly lower in 2004 versus 2003 because of cost control measures, timings of openings and openings in existing markets.

Other (income) expense. Other expense decreased to $0.1 million in the first half of fiscal 2003 from $0.2 million in the comparable prior year quarter. The decrease was due to fewer losses on asset replacements.

Interest expense and income, net. Interest expense and income, net was approximately $1.1 million in the first two quarters of fiscal 2004 and $0.8 million in fiscal 2003. The increase resulted from higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and $4.5 million of new borrowings in the first quarter of fiscal 2004 partially offset by the repayment of approximately $5.2 million of notes payable before scheduled maturity in December 2002.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.2 million for the twenty-six weeks ended December 28, 2003 versus none in the comparable prior year period. The expenses relate to adjustments to the liabilities for the McCrae vs. Daka litigation as a result of the appeal decision (see Note 4 to the financial statements) and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to our evaluation of developments of our protest.

Debt extinguishment costs. Debt extinguishment costs of $0.3 million were incurred for the twenty-six weeks ended December 29, 2002 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. No debt extinguishment costs were incurred in fiscal 2004.

Income before income taxes. Income before income taxes increased $0.7 million, or 24.1%, to $3.6 million for the twenty-six weeks ended December 28, 2003 from $2.9 million in the comparable prior year period primarily for the reasons described herein.

Income tax expense. For the twenty-six weeks ended December 28, 2003, we recorded an income tax expense of $0.9 million, or an effective income tax rate of approximately 26%, versus $0.1 million, or an effective income tax rate of approximately 4%, in the comparable prior year period. The higher effective income tax rate for the twenty-six weeks ended December 28, 2003, resulted from the fourth quarter of fiscal 2003 reversal of the valuation allowance on the Company’s deferred tax assets which caused an increase in deferred tax expense for fiscal 2004. The effective income tax rate for fiscal 2004 reflects a 41% effective state and federal income tax rate partially offset by a deferred tax benefit of approximately 15% for FICA tip credits.

FINANCIAL CONDITION AND LIQUIDITY

As of December 28, 2003, our unrestricted cash balance was $9.8 million and our restricted cash balance was $0.7 million. The restricted cash balance primarily serves as collateral for insurance claims and performance obligations. Our working capital needs are generally low, as sales are made for cash or credit card sales that are quickly converted to cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. This is consistent with other companies engaged in the restaurant industry.

Funding for expansion during fiscal year 2004 and fiscal year 2003 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Additionally, in fiscal 2003, funding was supplemented with the issuance of $15.0 million of convertible subordinated notes and related warrants. Capital expenditures before tenant improvement allowances were $10.5 million for both the six months ended December 28, 2003 and December 29, 2002, respectively. Tenant improvement allowances are reimbursements received from certain of our landlords for initial construction expenditures.

Capital expenditures for the balance of fiscal year 2004 are anticipated to be approximately $6.5 million, before tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of one new restaurant expected to open in the fourth quarter of fiscal 2004, for upgrades to existing restaurants and for the start of construction on four restaurants expected to open in the first half of fiscal 2005. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

For the six months ended December 28, 2003, we generated cash flow from operating activities of $9.9 million. We utilized these funds and available cash balances for the $10.5 million in capital expenditures.

During the first half of fiscal 2004, we received tenant improvement allowances of approximately $1.4 million. We are anticipating tenant improvement allowances of approximately $3.0 million for the remainder of fiscal 2004 for projects already completed.

We have a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with an additional funding commitment of $24.5 million. At December 28, 2003, we had completed the construction of two restaurants under this commitment located in Houston, Texas and Cincinnati, Ohio. The third restaurant to be completed under this commitment will be in Orland Park, Illinois and is expected to open in May 2004. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven additional restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

We have a bank credit facility under which we may borrow up to $8,000,000. The facility has two components: $2,000,000 is available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 is available to provide interim financing associated with construction of new restaurant locations. Advances under the $6,000,000 facility will be in the form of individual promissory notes which require assignment of related tenant improvement allowance proceeds and mature 90 days following estimated restaurant opening date. The facility expires on January 2005 at which time all outstanding borrowings are due. In July 2003, we borrowed $350,000 under the construction facility that was repaid in September 2003. As of December 28, 2003, we had no outstanding borrowings under these facilities but had placed letters of credit of $1,089,000 under the working capital facility.

In September 2002, we entered into a $5,000,000 term loan facility with GE Capital. This facility is collateralized with equipment. We borrowed $500,000 of the funds in fiscal 2003 and the $4,500,000 balance during the first quarter of fiscal 2004.

In January 2004, we executed a commitment letter for a three-year $25,000,000 senior secured credit facility with a new lender subject to final closing. The facility, which could be expanded to $30,000,000 under certain conditions, will be used to refinance certain of our existing debt, support growth and general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. The facility will be secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a Total Funded Debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We will be required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points and an up-front fee of $188,000. Outstanding borrowings under the facility will be converted to a five-year term loan if Senior Debt to EBITDA exceeds specified levels. The facility will require the Company to maintain a minimum Fixed Charge Coverage Ratio and Tangible Net Worth level and not exceed thresholds for Total Funded Debt to EBITDA and Total Senior Debt to EBITDA ratios. The facility will limit the opening of new restaurants to a maximum of eight per year and also will limit the amount of dividend and/or stock repurchases.

If the senior secured credit facility is finalized, we intend to refinance our existing debt, with the exception of our $15 million convertible subordinated notes, to significantly reduce our annual interest costs. However, prepayment penalties of approximately $600,000 and a $100,000 write-off of unamortized deferred financing fees would be expected to be incurred as a result of the refinancing activity.

We anticipate that there will be cash payments for the balance of fiscal year 2004 associated with liabilities previously recorded and related to the sale of predecessor companies. These liabilities consist of prior year insurance claims, tax audits and legal expenses and settlements. These expenditures are estimated to range between $0.6 million and $0.7 million during the balance of fiscal year 2004. However, these amounts could be considerably higher if we receive an adverse decision regarding either the Daka punitive damage re-determination or the State of Florida proposed tax assessment. These two issues are discussed in Note 4 to the consolidated financial statements. During the first half of fiscal 2004, we expended approximately $0.2 million related to these liabilities.

We believe that the funding for our expansion, other capital expenditures, required debt service requirements and other working capital needs for the next twelve months will be sufficient. The funding is anticipated to be provided from cash flows from operations, tenant improvement allowances, available excess cash and our credit sources including the anticipated LaSalle Bank senior secured credit facility. Although we do not believe it is probable, in the event that such funds are not available, we have the ability to curtail our expansion program, draw on funds available under our credit facility and reduce non-essential operating costs to conserve working capital.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations

Payments, including interest, due by period as of December 28, 2003
(in thousands)

Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$216,076	$14,524	$31,000	$30,791	$139,761
Capital leases	951	552	399	-	-
Notes payable	41,470	4,224	8,448	20,130	8,668
Letters of credit	1,770	1,770	-	-	-
Construction
commitments	204	204	-	-	-
Build-to-suit
construction
commitments	2,974	2,974	-	-	-

Total	$263,445	$24,248	$39,847	$50,921	$148,429

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

We are also obligated under operating and capital leases for certain restaurant equipment. The leases are generally five years in duration and require our payment of personal property taxes. At the end of the lease term, we may return the equipment to the lessee or purchase the equipment at its then fair market value. Amounts in this table do not reflect any of these additional amounts.

We have letters of credit outstanding to guarantee performance under insurance contracts and other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at December 28, 2003 as stated above were not reflected in the consolidated financial statements.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities”.  This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities.  Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support.  FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both.  FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest.  FIN 46 is applicable immediately to variable interest entities created after January 31, 2003.  For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to the first interim or annual period ending after December 15, 2003.  We currently do not have any variable interest entities that fall under the scope of this interpretation.

Critical accounting policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors that are believed to be reasonable.

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the Company’s spin-off from DAKA International, Inc. in 1997 and the subsequent sale of the Fuddruckers business unit in 1998, self-insured risks relating to workers’ compensation and general liability claims and legal liabilities, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, valuation of deferred tax assets and the recording of income tax expense.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the estimated useful lives of the assets. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 “Accounting for Leases” and subsequent amendments which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. In addition, we record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of December 28, 2003, we had a net deferred tax asset of $24.1 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of December 28, 2003, we had federal net operating loss carryforwards of approximately $52.8 million, expiring at various dates through 2020.

Income tax provision

Certain components of our provision for income taxes are estimated. These estimates include, among other items, effective rates for local and state taxes, allowable tax credits for items such as FICA taxes paid on reported tip income, estimates related to depreciation and amortization allowable for tax purposes, and the tax deductibility of certain other items.

Our estimates are based on the best available information at the time that we prepare the provision. We generally file our annual income tax returns many months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The market risk exposure inherent in the Company’s financial instruments and consolidated financial position represents the potential losses arising from adverse changes in interest rates. We are exposed to such interest rate risk primarily in our significant investment in cash and cash equivalents and the use of fixed and variable rate debt to fund our acquisitions of property and equipment in past years and the implicit investment rate in our build-to-suit arrangements.

Market risk for cash and cash equivalents and fixed rate borrowings is estimated as the potential change in the fair value of the assets or obligations resulting from a hypothetical ten percent adverse change in interest rates, which would not have been significant to our financial position or results of operations during the first half of fiscal year 2004. The effect of a similar hypothetical change in interest rates on our variable rate debt and the investment rates implicit in our build-to-suit arrangements also would have been insignificant due to the immaterial amounts of borrowings outstanding under our credit arrangements.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 28, 2003, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2003.

During the fiscal quarter ended December 28, 2003, we finalized and disseminated our code of conduct policy. In addition, we formed a disclosure committee consisting of key members of management and accounting. The purpose of the disclosure committee is to make certain, to the best of each committee member’s knowledge, that our periodic disclosure filings, including our proxy statements, quarterly reports on Form 10-Q and annual reports on Form 10-K, completely and accurately disclose the financial and business condition of the Company in accordance with applicable requirements of law and rules. The disclosure committee also is responsible for establishing and maintaining disclosure controls and procedures to ensure that material information is made known to the Company’s Chief Financial Officer and Chief Executive Officer. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

          See“Note 4. Commitments and Contingencies –Litigation” in ”Notes to Unaudited Consolidated Financial Statements” for a discussion of the recent decision of the Appeals Court vacating the punitive damages award relative to the indemnification of DAKA.

Item 2. Changes in Securities and Use of Proceeds.

         Not applicable.

Item 3. Defaults upon Senior Securities.

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the Company was held on December 3, 2003.

(b)	Each of the following nominees for Director was elected to serve as a Class I Director to hold office for three years or until his successor is elected and qualified:

Director Nominee	For	Withheld
Timothy R. Barakett	11,144,973	22,970
James Goodwin	11,144,607	23,336
Charles G. Phillips	11,144,968	22,975

Six additional incumbent directors, Messrs. William H. Baumhauer, Stephen F. Edwards, Ian Hamilton, Michael P. O’Donnell, Nathaniel Rothschild and Alan D. Schwartz continue to serve on our Board of Directors.

Item 5. Other Information

         Not applicable.

Item 6. Exhibits and Reports on Form 8-K

    (a)        Exhibits

              Exhibit Number         Description

31.1	Certification by William H. Baumhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by William H. Baumhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.P	Champps Entertainment Inc. Policy Statements: Code of Conduct and Ethics

    (b)        Reports on Form 8-K

During the second quarter of fiscal 2004 ended December 28, 2003, we filed the following reports on Form 8-K:

        Current report on Form 8-K dated October 23, 2003, announcing our conference call for the first quarter of fiscal 2004 ended September 28, 2003 and disclosing our initial results for the first quarter of fiscal 2004 ended September 28, 2003.

        Current report on Form 8-K dated October 29, 2003, disclosing our results of operations for the first quarter of fiscal 2004 ended September 28, 2003.

In addition, we filed the following reports on Form 8-K subsequent to the close of the second quarter of fiscal 2004 ended December 28, 2003:

        Current report on Form 8-K dated January 7, 2004, announcing that on December 24, 2003, the District of Columbia Court of Appeals issued its decision in the matter of Daka, Inc., Appellant vs. Tyrone McCrae, Appellee. While the Court affirmed the award of compensatory damages and attorneys’ fees and costs, it vacated the punitive damages as unconstitutional and remanded the case to the trial court for re-determination of the punitive damages in accordance with the legal principles outlined in the opinion.

        Current report on Form 8-K dated January 20, 2004 reporting that on January 16, 2004 we executed a commitment letter for a $25,000,000 credit facility with LaSalle Bank.

        Current report on Form 8-K on January 28, 2004, announcing its results for the second quarter of fiscal 2004 ended December 28, 2003.

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

February 4, 2004