Form 10-Q
period 2004-03-28
CHAMPPS ENTERTAINMENT INC
filed 2004-04-29
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2004

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 0-22639

CHAMPPS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3370491 (I.R.S.Employer Identification No.)
10375 Park Meadows Drive, Suite 560, Littleton, Colorado (Address of principal executive offices)	80124 (Zip Code)

(303) 804-1333
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Exchange Act). Yes X No __

Number of shares of Common Stock, $.01 par value, outstanding at April 27, 2004: 12,812,332 (excluding
471,588 shares held in our treasury).

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	Condensed Financial Statements:

 Consolidated Balance Sheets as of March 28, 2004 and June 29, 2003

 Consolidated Statements of Operations - Three and Nine Months Ended March 28, 2004
        and March 30, 2003

 Consolidated Statement of Shareholders' Equity - Nine Months Ended March 28, 2004

Consolidated Statements of Cash Flows – Nine Months Ended March 28, 2004 and
        March 30, 2003

Notes to Unaudited Consolidated Financial Statements – Three and Nine Months Ended
        March 28, 2004 and March 30, 2003

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures
1 2 3 4 5 14 27 28

PART II – OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Defaults upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K	28 28 28 28 28 29

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of March 28, 2004 and June 29, 2003
(In thousands except share data)
(Unaudited)

	March 28, 2004	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$11,732	$5,055
Restricted cash	100	741
Accounts receivable	3,250	2,669
Inventories	4,117	3,594
Prepaid expenses and other current assets (Note 7)	6,061	6,066
Deferred tax asset	2,625	2,000

Total current assets	27,885	20,125
Property and equipment, net	89,390	83,613
Goodwill	5,069	5,069
Deferred tax asset	21,115	22,675
Other assets, net (Note 8)	2,372	2,467

Total assets	$145,831	$133,949

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,495	$5,403
Accrued expenses (Notes 4 and 9)	11,857	9,750
Current portion of capital lease obligations	--	528
Current portion of notes payable (Note 6)	2,082	1,244

Total current liabilities	19,434	16,925
Capital lease obligations, net of current portion	--	635
Notes payable, net of current portion (Note 6)	27,579	26,143
Other long-term liabilities (Notes 4 and 9)	21,074	17,501

Total liabilities	68,087	61,204

Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock ($.01 par value per share; authorized
5,000,000 shares; none issued)	--	--
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,275,737 and 13,235,638 shares issued at
March 28, 2004 and June 29, 2003, respectively)	133	132
Additional paid-in capital	90,330	89,816
Accumulated deficit	(9,136)	(13,620)
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	77,744	72,745

Total liabilities and shareholders' equity	$145,831	$133,949

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended March 28, 2004 and March 30,2003
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Revenue
Sales	$54,017	$46,037	$157,431	$133,758
Franchising and royalty, net	148	147	430	444

Total revenue	54,165	46,184	157,861	134,202

Costs and expenses
Restaurant operating expenses:
Product costs	14,933	13,003	43,816	37,442
Labor costs	17,350	14,982	50,674	43,025
Other operating expenses	8,435	7,265	24,433	20,976
Occupancy	4,798	4,249	13,876	11,855
Depreciation and amortization	2,491	1,939	7,074	5,602

Total restaurant operating expenses	48,007	41,438	139,873	118,900

Restaurant operating and franchise contribution	6,158	4,746	17,988	15,302
General and administrative expenses	3,058	2,643	8,267	7,492
Pre-opening expenses	45	593	1,640	2,145
Other (income) expense	63	41	146	242

Income from operations	2,992	1,469	7,935	5,423
Other (income) expense:
Interest expense and income, net	602	526	1,750	1,337
Expenses related to predecessor companies	54	272	259	272
Debt extinguishment costs	4	--	4	290

Income before income taxes	2,332	671	5,922	3,524
Income tax expense	505	127	1,438	240

Net income	$1,827	$544	$4,484	$3,284

Basic income per share (Note 3):	$0.14	$0.04	$0.35	$0.26

Diluted income per share (Note 3):	$0.14	$0.04	$0.35	$0.25

Basic weighted average shares outstanding	12,799	12,712	12,787	12,470

Diluted weighted average shares outstanding	13,082	12,989	12,961	12,957

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended March 28, 2004
(In thousands except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance, June 29, 2003	13,235,638	$132	$89,816	$(13,620)	471,588	$(3,583)	$72,745
Common shares issued	40,099	1	186	--	--	--	187
Income tax benefit of stock options
exercised	--	--	14	--	--	--	14
Interest on loan for exercise of
stock options	--	--	(2)	--	--	--	(2)
Repayment of loan for exercise of
stock options (Note 10)	--	--	316	--	--	--	316
Net income	--	--	--	4,484	--	--	4,484

Balance, March 28, 2004	13,275,737	$133	$90,330	$(9,136)	471,588	$(3,583)	$77,744

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended March 28, 2004 and March 30, 2003
(In thousands)
(Unaudited)

	March 28, 2004	March 30, 2003
Cash flows from operating activities:
Net income	$4,484	$3,284
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (Note 5)	7,347	5,901
Amortization of notes payable discount	151	59
Loss on disposal of assets	146	257
Income tax benefit of stock options exercised	14	1,068
Interest on loan for exercise of stock options	(2)	(26)
Deferred income tax expense (benefit)	935	(983)
Changes in assets and liabilities:
Accounts receivable	(466)	(232)
Inventories	(523)	(440)
Prepaid expenses and other current assets	5	(2,723)
Accounts payable	92	(254)
Accrued expenses	2,107	2,486
Other assets	60	56
Other long-term liabilities	(477)	(395)

Net cash provided by operating activities	13,873	8,058

Cash flows from investing activities:
Purchase of property and equipment	(13,259)	(15,619)
Proceeds from disposal of assets	24	--
Restricted cash balances	641	389
Repayment of loan for exercise of stock options (Note 10)	316	350

Net cash used in investing activities	(12,278)	(14,880)

Cash flows from financing activities:
Proceeds from issuance of common stock	187	3,792
Proceeds from issuance of convertible subordinated notes
and common stock warrants	--	15,000
Issuance costs for subordinated convertible notes and common
stock warrants	--	(1,375)
Repurchase of common stock	--	(2,355)
Repayment of notes payable and capitalized lease obligations	(3,890)	(7,335)
Proceeds from notes payable (Note 6)	4,850	500
Proceeds from tenant improvement allowances	3,935	4,903

Net cash provided by financing activities	5,082	13,130

Net change in cash and cash equivalents	6,677	6,308
Cash and cash equivalents, beginning of period	5,055	4,643

Cash and cash equivalents, end of period	$11,732	$10,951

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$1,306	$1,077
Income taxes, net of refunds	391	527
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$115	$318

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended March 28, 2004 and March 30, 2003
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of March 28, 2004, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 47 full-service, casual dining restaurants under the names of “Champps Americana,” “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 21 states.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of March 28, 2004 and results of operations for the interim periods ended March 28, 2004 and March 30, 2003. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three and nine month periods ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending June 27, 2004.

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

2. Summary of Significant Accounting Policies

Accounting for Stock-Based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair value on the date of grant. Options vest and expire according to the terms established at the grant date. The Company issued 388,100 options to purchase common stock at an exercise price of $6.97 in fiscal 2004.

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

Had compensation cost for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income and income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income, as reported	$1,827,000	$544,000	$4,484,000	$3,284,000
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	--	--	--	--
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(174,000)	(107,000)	(504,000)	(322,000)

Pro forma net income	$1,653,000	$437,000	$3,980,000	$2,962,000

Earnings per share:
Basic - as reported	$0.14	$0.04	$0.35	$0.26
Basic - pro forma	0.13	0.03	0.31	0.24

Diluted - as reported	$0.14	$0.04	$0.35	$0.25
Diluted - pro forma	0.13	0.03	0.31	0.23

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Nine Months Ended
	March 28, 2004		March 30, 2003		March 28, 2004		March 30, 2003
Basic income per share:
Net income	$1,827,000		$544,000		$4,484,000		$3,284,000

Weighted average shares outstanding	12,798,911		12,711,503		12,786,648		12,469,779

Net income per share - basic	$0.14		$0.04		$0.35		$0.26

Diluted income per share:
Net income	$1,827,000		$544,000		$4,484,000		$3,284,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b	)	(b	)	(b	)	(b	)

Net income plus assumed conversions	$1,827,000		$544,000		$4,484,000		$3,284,000

Weighted average shares outstanding	12,798,911		12,711,503		12,786,648		12,469,779
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	282,733		277,912		174,317		486,868
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)	(c	)	(c	)
Assumed conversion of 5.5% convertible
subordinated notes	(b	)	(b	)	(b	)	(b	)

Total shares outstanding for computation of per share
earnings	13,081,644		12,989,415		12,960,965		12,956,647

Net income per share - diluted	$0.14		$0.04		$0.35		$0.25

(a) (b) (c)
For both the three months ended March 28, 2004 and March 30, 2003, 1,300 stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share. For the nine months ended March 28, 2004 and March 30, 2003, 293,917 and 1,300, respectively, stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.
Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4. Commitments and Contingencies

Restricted Cash and Letters of Credit

The Company had $100,000 of restricted cash as of March 28, 2004. These funds serve primarily as collateral for security for performance bonds. In addition, the Company had $1,767,000 of outstanding letters of credit at March 28, 2004 to guarantee performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Fuddruckers Representations and Indemnity

In fiscal 1998, the Company sold its Fuddrucker’s subsidiary. The agreement whereby the Company’s Fuddruckers subsidiary was sold contains various representations and warranties by the Company. Certain of these representations and warranties survived the closing and expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price, or (ii) pay all losses associated with the indemnification. During fiscal 2003 and the first nine months of fiscal 2004, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

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

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation claims, general liability and medical/dental claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon our estimates of the ultimate liability for claims using certain assumptions that are based upon development factors utilizing historical experience. Actual amounts required to settle such obligations may exceed those estimates.

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction from DAKA, the Company is obligated to indemnify Compass for all claims made subsequent to the effective date of the spin-off including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation to further indemnify Compass after March 28, 2004 are appropriately accrued. The Company believes the risk of any additional claims related to the indemnification of Compass or claims related to associates of DAKA is remote.

Tax Contingencies

In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company was contractually obligated to indemnify DAKA for this matter. In February 2004, the Company paid $0.1 million to the Florida Department of Revenue in full settlement of the matter.

Additionally, the Company and its predecessors, from time-to-time, have been party to various other assessments of taxes, penalties and interest from federal, state and local agencies. As of March 28, 2004, the Company is in the process of settling several such assessments. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed those estimates.

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. In addition to the matters described below, the Company is currently not a party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is also engaged in an action arising from our indemnification of DAKA in connection with the spin-off described above. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the headings “Fuddruckers Representations and Indemnity” and “Spin-Off Indemnifications.”

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

In January 2004, the Company paid approximately $0.6 million associated with this matter based on the Appeal decision for awarded compensatory damages, attorneys’ fees and related interest. The Company has not accrued any amounts related to the punitive damages in this matter because the Appeal decision vacated the punitive damages award and it is uncertain what amount of punitive damages will ultimately be awarded. Revisions to the estimate related to the punitive damages may be made in the future and will be reported in the period in which such amounts, if any, become probable and estimable. The Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s consolidated financial position.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities during the nine-month period ended March 28, 2004. This liability is included in accrued expenses and other long-term liabilities.

Balance at June 29, 2003	$648,000
Expense recognition	259,000
Payments	(861,000)

Balance at March 28, 2004	$46,000

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

As of March 28, 2004 and June 29, 2003, AEI had funded construction costs to the Company of $2.6 million and $2.7 million, respectively, for projects that were not complete as of those dates and the Company had additional obligations relative to the development agreements. These amounts were classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At March 28, 2004, the Company estimates that additional construction costs of $1.4 million will be required to finish the existing project being funded by AEI.

As of March 28, 2004, the Company had $0.1 million of contractual construction commitments outside of the AEI development projects described above.

5. Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $273,000 and $299,000 which is included in general and administrative expense on the consolidated statements of operations for the nine months ended March 28, 2004 and March 30, 2003, respectively.

6. Capital Lease Obligations and Notes Payable

The following discussion highlights major non-routine changes to the Company’s debt balances for the nine months ended March 28, 2004 and material amounts of credit facility availability.

During the first quarter of fiscal 2004, the Company received $4.5 million of proceeds from a five-year collateralized equipment term loan with GE Capital.

During the third quarter of fiscal 2004, the Company elected to repay $1.0 million of a five-year equipment term loan and $0.8 million of its remaining equipment capital lease obligation before scheduled maturity.

At March 28, 2004, the Company had a bank credit facility under which it could borrow up to $8.0 million. The facility had two components: $2.0 million was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6.0 million was available to provide interim financing associated with the construction of new restaurant locations. The $6.0 million interim construction financing facility was cancelled by the Company in April 2004 as a result of the placement of a new facility with a new lender. The working capital facility expires on January 2005 at which time all outstanding borrowings are due. In July 2003, the Company borrowed $350,000 under the construction facility which was repaid in September 2003. As of March 28, 2004, the Company had no outstanding borrowings under these facilities but had placed letters of credit of $1,767,000 under the working capital facility.

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with a new lender, LaSalle Bank. The facility will be used to refinance certain of the Company’s existing debt, support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility will bear interest that will vary depending on a Total Funded Debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility will be converted to a five-year term loan if Senior Debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum Fixed Charge Coverage Ratio and Tangible Net Worth level and not exceed thresholds for Total Funded Debt to EBITDA and Total Senior Debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases made by the Company. As of March 28, 2004, the Company had no outstanding borrowings under this facility, however, as of April 29, 2004, the Company had $3.0 million of borrowings under the facility.

In the fourth quarter of fiscal 2004, the Company repaid $13.4 million of existing debt which will significantly reduce its annual interest costs. The funds to repay the debt came from excess cash and borrowings under the new $25 million senior secured bank credit facility. Prepayment penalties of approximately $500,000 and a $100,000 write-off of unamortized deferred financing fees will be recorded in the fourth quarter of fiscal 2004 as a result of the prepaying the debt before its scheduled maturity.

7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	March 28, 2004	June 29, 2003
Prepaid rents, real estate taxes and related costs	$1,410	$1,225
Prepaid insurance	1,212	1,402
Prepaid licenses and permits	213	152
Prepaid contracts and other	620	554
Build-to-suit construction costs	2,606	2,733

	$6,061	$6,066

The build-to-suit construction costs represent build-to-suit construction projects where the Company is considered the owner.

8. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	March 28, 2004	June 29, 2003
Deferred financing costs	$1,525	$1,632
Liquor licenses	642	553
Long-term deposits	95	139
Other	110	143

	$2,372	$2,467

9. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	March 28, 2004	June 29, 2003
Salaries, wages and related taxes	$3,939	$1,990
Accrued taxes, predominantly sales and property	2,482	2,320
Build-to-suit construction liability	2,606	2,733
Accrued insurance	1,195	671
Predecessor obligations (sales taxes, legal and insurance)	46	598
Other	1,589	1,438

	$11,857	$9,750

The increase in salaries, wages and related taxes was due to timing of the payroll cycle and increased accrued bonus. Two weeks of payroll were accrued at March 28, 2004 compared to one week of payroll at June 29, 2003. Accrued bonus increased as a result of accruals from attainment of targets under the 2004 annual corporate bonus plan. No accrued bonus was recorded as of June 29, 2003 under the annual corporate bonus plan as the targets were not attained for that year.

Accrued insurance increased as a result of timing of payments and increases in certain reserves for self-insured claims.

Predecessor obligations decreased as a result of settlements and payments for certain of these obligations (see Note 4).

The components of other long-term liabilities were as follows (in thousands):

	March 28, 2004	June 29, 2003
Tenant improvement allowances	$18,347	$15,278
Deferred rents	2,675	2,163
Predecessor obligations (sales taxes, legal and insurance)	--	50
Other	52	10

	$21,074	$17,501

Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. Tenant improvements allowances of $3.9 million were added for new restaurants during the current fiscal year.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	The highly competitive nature of the restaurant industry.

•	Our ability to achieve and manage our planned expansion.

•	Changes in the availability and costs of products.

•	Potential fluctuation in our quarterly operating results due to seasonality, weather, preopening expenses and other factors.

•	The continued service of key management personnel.

•	Customer perceptions of food safety.

•	Changes in consumer preferences or consumer discretionary spending.

•	Our ability to attract, motivate and retain qualified associates.

•	Increased labor and payroll related expenses.

•	Our ability to protect our name, logo and other proprietary information.

•	The impact of litigation against us.

•	The impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages.

•	The ability to fully utilize income tax operating loss and credit carryforwards.

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

Overview

Champps Entertainment, Inc. (referred to herein as the “Company,” “we,” “us,” or “our”) is a restaurant company competing in the upscale casual market. As of March 28, 2004, Champps Entertainment, Inc. owned and operated 47, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Champps operates in 21 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

We opened our first restaurant in 1984. Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, fiscal 2002 and fiscal 2003, we opened four, six and seven restaurants, respectively. As of March 28, 2004, we had opened six additional locations, had one location under construction expected to open in the fourth quarter of fiscal 2004 and had fully executed contracts for four additional locations expected to open in fiscal 2005. We have identified multiple potential sites and are negotiating contracts on additional sites for restaurants to be opened in fiscal 2005. The Company expects to open a total of six new company-operated restaurants and one new franchise restaurant in fiscal 2005.

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

Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. We recently secured a three-year $25 million revolving bank credit facility giving us significantly greater financial flexibility and future interest expense savings. In that regard, certain of our higher interest rate notes payable were repaid in the fourth quarter of 2004 with excess cash and use of this bank facility, although we were subject to prepayment penalties and a write-off of related debt issuance costs.

Because we are in an expansion phase, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in our quarterly and annual results. In addition, our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect us and our financial results.

The success of our business and our operating results are also dependent upon our ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond our control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While we have been able to manage our exposure to the risk of increasing food and liquor costs in the past through certain purchasing practices, menu changes and price adjustments, there can be no assurance that we will be able to do so in the future or that changes in our sales mix or our overall buying power will not adversely affect our results of operations. Many food product costs have increased substantially in recent months. The most notable products with higher costs that affect our operations include beef, dairy and chicken wings.

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2003 and 2002, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

An important indicator of sales performance within the restaurant industry is comparable sales or same store sales. This indicator compares the revenue performance of our restaurants open for more than sixty-six weeks to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

Our comparable food sales have been positive for eight consecutive quarters and for 17 out of the last 19 quarters. However, at the same time, comparable liquor sales have been negative for eight consecutive quarters. We believe that liquor sales have been impacted by our strategy to deemphasize our late night business, the sluggish economy, declining consumer confidence, higher unemployment, decreases in discretionary income and a decline in overall on-premise liquor sales throughout our industry. .

Food safety issues have recently received increased media attention. Two prominent issues have been the identification of green onions grown in farms in Mexico as the source of hepatitis and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Also, we have reinforced to our restaurant operators procedures to follow for the safe food handling of green onions. To date, the “mad cow” disease issue has not been shown to influence the beef-eating habits of customers per industry reports, although future cases could certainly influence our customers eating habits. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

Recently, the popularity of the Atkins diet has resulted in many restaurant chains incorporating and promoting high-protein, low-carbohydrate items on their menus. We have responded to this trend by including certain menu items labeled “carb conscious” in our specials section of the menu throughout the third quarter. We also plan to add a “carb conscious” section to our menu in our next update in June 2004.

We have been liable for two potentially significant loss contingencies related to a predecessor company (see Note 4 to our unaudited consolidated financial statements). Significant developments have occurred recently in both items. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. In January 2004, we paid approximately $0.6 million for these items including accrued interest. However, the Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. We have not accrued any liability for punitive damages in this matter because the ultimate award is not determinable. The State of Florida proposed tax assessment was settled in February 2004 for a payment of $0.1 million. Previously, the State of Florida had proposed to assess $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001.

Our financial results for the quarter ended March 28, 2004 included:

•	Growth of consolidated revenues by 17.3% to $54.2 million.

•	Growth of net income to $1.8 million from $0.5 million.

Financial Definitions

Revenue — Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. For the third quarter of fiscal 2004, 38 restaurants of our total 47 restaurants in operation at quarter-end were included in our comparable sales calculation.

Restaurant Operating Costs — Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant associates wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization which are included in general and administrative expense. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization.

General and Administrative Expenses — General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, bonuses and related associate payroll taxes and benefits, travel, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Preopening and Other Items — Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Other (income) expense, net generally consists of losses on asset disposals from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the Company’s spin-off in 1997.

Fiscal Calendar — We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 will consist of 52 weeks and will end on Sunday, June 27, 2004. The quarters ending March 28, 2004 and March 30, 2003 both had thirteen operating weeks and are referred to as the third quarter of fiscal 2004 and the third quarter of fiscal 2003, respectively. Our upcoming fiscal 2005 will consist of 53 weeks. The first quarter of fiscal 2005 will contain 14 weeks while the remaining quarters in the fiscal year will contain 13 weeks each.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Nine Months Ended
	March 28, 2004		March 30, 2003		March 28, 2004		March 30, 2003
Revenue:
Sales	$54,017	99.7%	$46,037	99.7%	$157,431	99.7%	$133,758	99.7%
Franchising and royalty, net	148	0.3	147	0.3	430	0.3	444	0.3

Total revenue	54,165	100.0%	46,184	100.0%	157,861	100.0%	134,202	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	14,933	27.7	13,003	28.3	43,816	27.8	37,442	28.0
Labor costs	17,350	32.1	14,982	32.5	50,674	32.2	43,025	32.2
Other operating expenses	8,435	15.6	7,265	15.8	24,433	15.5	20,976	15.7
Occupancy	4,798	8.9	4,249	9.2	13,876	8.8	11,855	8.8
Depreciation and amortization	2,491	4.6	1,939	4.2	7,074	4.5	5,602	4.2

Restaurant operating expenses	48,007	88.9	41,438	90.0	139,873	88.8	118,900	88.9

Restaurant level operating profit	6,010	11.1	4,599	10.0	17,558	11.2	14,858	11.1

Restaurant operating and franchise contribution	6,158	11.3	4,746	10.3	17,988	11.4	15,302	11.4
General and administrative expenses	3,058	5.6	2,643	5.7	8,267	5.2	7,492	5.6
Pre-opening expenses	45	0.1	593	1.3	1,640	1.1	2,145	1.6
Other (income) expense, net	63	0.1	41	0.1	146	0.1	242	0.2

Income from operations	2,992	5.5	1,469	3.2	7,935	5.0	5,423	4.0

Other (income) expense:
Interest expense and income, net	602	1.1	526	1.1	1,750	1.1	1,337	1.0
Expenses related to predecessor companies	54	0.1	272	0.6	259	0.2	272	0.2
Debt extinguishment costs	4	--	--	--	4	--	290	0.2

Total costs and expenses	51,833	95.7	45,513	98.5	151,939	96.3	130,678	97.4

Income before income taxes	2,332	4.3	671	1.5	5,922	3.7	3,524	2.6
Income tax expense	505	0.9	127	0.3	1,438	0.9	240	0.2

Net income	$1,827	3.4%	$ 544	1.2%	$4,484	2.8%	$3,284	2.4%

Restaurant operating weeks	611		501		1,758		1,430
Restaurant sales per operating week	$ 88		$92		$90		$94
Number of restaurants (end of period)
Company-owned	47		39
Franchised	12		12

Total restaurants	59		51

Restaurant level operating profit is a non-GAAP measure that we believe is useful in understanding our business. Restaurant level operating profit is defined as restaurant operating and franchise contribution, minus franchising and royalty revenue, net. Thus, restaurant level operating profit is most directly comparable to the GAAP measure restaurant operating and franchise contribution. Deducting “Franchising and royalty revenue, net” from “Restaurant operating and franchise contribution,” produces the non-GAAP measurement referred to as “Restaurant level operating profit”:

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Restaurant operating and franchise contribution	$6,158	$4,746	$17,988	$15,302
Franchising and royalty, net	(148)	(147)	(430)	(444)

Restaurant level operating profit	$6,010	$4,599	$17,558	$14,858

We believe this non-GAAP measure provides a useful means to evaluate the performance of our core business since it deducts items regarding our franchise operations, which are of modest scale and have minor significance to the day-to-day operation of our business. We understand investors and analysts regularly rely on operating income measures, including such measures that may be non-GAAP financial measures. Investors should not put undue reliance on non-GAAP financial measures as a substitute for GAAP financial measures.

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage relationship of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We did not open any restaurants during the quarter ended March 28, 2004 and opened one new restaurant in the quarter ended March 30, 2003. We opened six restaurants in the thirty-nine weeks ended March 28, 2004 and five restaurants in the same period of fiscal 2003.

Thirteen Weeks Ended March 28, 2004 Compared to the Thirteen Weeks Ended March 30, 2003

Total revenue. Total revenue increased approximately $8.0 million, or 17.3%, to $54.2 million in the thirteen weeks ended March 28, 2004 from $46.2 million for the comparable prior year period primarily due to operating approximately 8.5 more restaurants on average compared to the prior year. Also contributing to the increase was higher comparable restaurant sales of 0.7%. In the third quarter of fiscal 2004, comparable food sales increased 2.6% while comparable alcohol sales decreased 3.8%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.38 for the third quarter of fiscal 2004 versus $12.97 for the third quarter of fiscal 2003. During the third quarter of fiscal 2004, food sales and alcoholic beverage sales represented 72.2% and 27.8% of our total food and beverage sales, respectively. During the third quarter of fiscal 2003, food and alcoholic beverage sales represented 70.4% and 29.6% of our total food and beverage sales, respectively.

Although fiscal 2004‘s third quarter had negative weather impacts, fiscal 2003‘s third quarter weather effects were more severe. Fiscal 2003‘s third quarter sales were negatively impacted by adverse weather in the Ohio, Indiana, mid-Atlantic and Colorado markets including 12 full store closure days.

The third quarter of fiscal 2004 marked the eighth consecutive quarter of positive comparable food sales. However, this quarter also marked the eighth consecutive quarter of negative comparable alcohol sales. This trend is partially reflective of the greater emphasis that we have placed on food sales, but also reflects increased competition in some markets. We will continue to pursue measures to improve our alcohol sales.

Restaurant Operating Costs.

Product costs. Product costs increased by $1.9 million, or 14.6%, to $14.9 million in the third quarter of fiscal 2004 from $13.0 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.7% for fiscal 2004 and 28.3% fiscal 2003. The decrease was due to recipe modifications and increased vendor rebates partially offset by rising costs for several commodities particularly proteins, dairy and higher beer and alcohol costs.

Labor costs. Labor costs increased by $2.4 million, or 16.0%, to $17.4 million in the thirteen weeks ended March 28, 2004 from $15.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 32.1% in fiscal 2004 from 32.5% in fiscal 2003 due to lower staff and management costs partially offset by higher medical benefit and state unemployment costs. The lower staff costs were due largely to cost cutting initiatives related primarily to front-of-house staff while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. The higher medical benefit costs resulted from higher self-insured claim costs and higher unemployment rates.

Other operating expense. Other operating expense increased $1.1 million, or 15.1%, to $8.4 million in the thirteen weeks ended March 28, 2004 from $7.3 million in the comparable prior year period. Operating expense as a percentage of restaurant sales decreased to 15.6% in fiscal 2004 from 15.8% in fiscal 2003. The decrease was due to lower janitorial costs and credit card fees partially offset by higher utility costs.

Occupancy.Occupancy expense increased $0.6 million, or 14.3%, to $4.8 million in the thirteen weeks ended March 28, 2004 from $4.2 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 8.9% in fiscal 2004 from 9.2% in fiscal 2003 due largely to the prepayment of certain equipment operating leases and lower property taxes.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 31.6%, to $2.5 million for the thirteen weeks ended March 28, 2004 from $1.9 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.6% in fiscal 2004 from 4.2% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.4 million, or 30.4%, to $6.0 million in the thirteen weeks ended March 28, 2004 from $4.6 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 11.1% in fiscal 2004 from 10.0% in fiscal 2003. Restaurant level operating profit increased primarily as the result of our additional restaurants open and our ability to improve the restaurant contribution margin between periods.

General and administrative expenses. General and administrative expenses increased $0.5 million, or 19.2%, to $3.1 million in the thirteen weeks ended March 28, 2004 from $2.6 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support growth and higher bonus and workers’ compensation expenses partially offset by a litigation settlement accrual of $241,000 and $97,000 of audit committee legal expenses incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.6% for fiscal 2004 from 5.7% in fiscal 2003.

Pre-opening expenses. Pre-opening expenses were $0.1 million for the thirteen weeks ended March 28, 2004 and $0.6 million for the comparable prior year period. We did not open any restaurants in the third quarter of fiscal 2004. We opened one restaurant in the third quarter of fiscal 2003. In addition, the third quarter of 2003 included pre-opening costs for two restaurants opened in the fourth quarter of fiscal 2003 while the third quarter of fiscal 2004 included much lower relative pre-opening costs for the one restaurant expected to open in the fourth quarter of fiscal 2004. Pre-opening expenses as a percentage of revenue decreased and were 0.1% for fiscal 2004 and 1.3% for fiscal 2003.

Interest expense and income, net. Interest expense and income, net was approximately $0.6 million in the third quarter of fiscal 2004 and $0.5 million in fiscal 2003. The increase resulted from higher interest income in fiscal 2003 as a result of higher levels of investable funds and lower capitalized interest in fiscal 2004 as a result of lower levels of new restaurant construction activity.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.1 million for the thirteen weeks ended March 28, 2004 versus $0.3 million in the comparable prior year quarter. The lower level of expenses in fiscal 2004‘s third quarter was due to the resolution of several on-going predecessor issues.

Income before income taxes. Income before income taxes increased $1.6 million, or 228.6%, to $2.3 million for the thirteen weeks ended March 28, 2004 from $0.7 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the thirteen weeks ended March 28, 2004, we recorded an income tax expense of $0.5 million, or an effective income tax rate of approximately 22%, versus $0.1 million, or an effective income tax rate of approximately 19%, in the comparable prior year quarter.

Thirty-nine Weeks Ended March 28, 2004 Compared to the Thirty-nine Weeks Ended March 30, 2003

Total revenue. Total revenue increased approximately $23.7 million, or 17.7%, to $157.9 million in the thirty-nine weeks ended March 28, 2004 from $134.2 million for the comparable prior year period primarily due to the opening of seven additional restaurants throughout fiscal 2003 and the opening of six restaurants in the first half of fiscal 2004. Comparable restaurant sales were flat between periods. In the first nine months of fiscal 2004, comparable food sales increased 1.4% while comparable alcohol sales decreased 3.0%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.22 for the first nine months of fiscal 2004 versus $13.06 for the first nine months of fiscal 2003. During the first nine months of fiscal 2004, food sales and alcoholic beverage sales represented 71.7% and 28.3% of our total food and beverage sales, respectively. During the first nine months of fiscal 2003, food and alcoholic beverage sales represented 70.1% and 29.9% of our total food and beverage sales, respectively.

Restaurant operating costs.

Product costs. Product costs increased by $6.4 million, or 17.1%, to $43.8 million in the first nine months of fiscal 2004 from $37.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales decreased to 27.8% for fiscal 2004 compared to 28.0% for fiscal 2003 due largely to recipe modifications and increased vendor rebates partially offset by rising costs for several commodities particularly proteins, dairy and higher beer and alcohol costs.

Labor costs. Labor costs increased by $7.7 million, or 17.9%, to $50.7 million in the thirty-nine weeks ended March 28, 2004 from $43.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales were 32.2% in both fiscal 2004 and fiscal 2003. Lower staff and management costs from cost cutting initiatives were offset by higher payroll taxes and insurance costs. The increased payroll tax resulted primarily from higher tip reporting caused by the implementation of an IRS tip-reporting alternative agreement in January 2003 and higher state unemployment rates.

Other operating expense. Other operating expense increased $3.4 million, or 16.2%, to $24.4 million in the thirty-nine weeks ended March 28, 2004 from $21.0 million in the comparable prior year period. Operating expense as a percentage of restaurant sales modestly decreased to 15.5% in fiscal 2004 from 15.7% in fiscal 2003. The decrease was due to lower janitorial costs and credit card fees partially offset by higher utility costs.

Occupancy. Occupancy expense increased $2.0 million, or 16.8%, to $13.9 million in the thirty-nine weeks ended March 28, 2004 from $11.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales was 8.8% in both fiscal 2004 and fiscal 2003.

Depreciation and amortization.Depreciation and amortization expense increased $1.5 million, or 26.8%, to $7.1 million for the thirty-nine weeks ended March 28, 2004 from $5.6 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.5% in fiscal 2004 from 4.2% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants.

Restaurant level operating profit.Restaurant level operating profit increased approximately $2.7 million, or 18.1%, to $17.6 million in the thirty-nine weeks ended March 28, 2004 from $14.9 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 11.2% in fiscal 2004 from 11.1% in fiscal 2003 due to the reasons described above.

General and administrative expenses.General and administrative expenses increased $0.8 million, or 10.7%, to $8.3 million in the thirty-nine weeks ended March 28, 2004 from $7.5 million in the comparable prior year period. The increase was the result of higher personnel costs to support growth, bonus expense and computer related costs. The increase was partially offset by lower hiring and recruiting expenses as well as $144,000 of expenses related to a terminated project, a litigation settlement accrual of $241,000 and audit committee legal expenses of $97,000 all incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.2% for fiscal 2004 from 5.6% in fiscal 2003 as a result of economies of scale associated with higher revenues.

Pre-opening expenses. Pre-opening expenses were $1.6 million for the thirty-nine weeks ended March 28, 2004 and $2.1 million for the comparable prior year period. Pre-opening expenses as a percentage of revenue were 1.1% for fiscal 2004 and 1.6% for fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location. We opened six restaurants in the first nine months of fiscal 2004 and five restaurants in the first nine months of fiscal 2003. The average restaurant pre-opening cost was significantly lower in 2004 versus 2003 because of timings of openings, openings in existing markets, and better management of the expense.

Other (income) expense. Other expense decreased to $0.1 million in the first nine months of fiscal 2003 from $0.2 million in the comparable prior year quarter. The decrease was due to fewer losses on asset replacements.

Interest expense and income, net. Interest expense and income, net was approximately $1.8 million in the first three quarters of fiscal 2004 and $1.3 million in fiscal 2003. The increase resulted primarily from higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and $4.5 million of new borrowings in the first quarter of fiscal 2004 partially offset by the prepayment of approximately $5.2 million of notes payable before scheduled maturity in December 2002.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.3 million for both the thirty-nine weeks ended March 28, 2004 and the comparable prior year period. The expenses relate to adjustments to the liabilities for the McCrae vs. Daka litigation as a result of the appeal decision (see Note 4 to the financial statements) and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to the actual settlement of the proposed assessment.

Debt extinguishment costs. Debt extinguishment costs of $0.3 million were incurred for the thirty-nine weeks ended March 30, 2003 as a result of the repayment of $5.2 million of notes payable before their scheduled maturity. A minimal amount of debt extinguishment costs were incurred in fiscal 2004.

Income before income taxes. Income before income taxes increased $2.4 million, or 68.6%, to $5.9 million for the thirty-nine weeks ended March 28, 2004 from $3.5 million in the comparable prior year period for the reasons described herein.

Income tax expense. For the thirty-nine weeks ended March 28, 2004, we recorded an income tax expense of $1.4 million, or an effective income tax rate of approximately 24%, versus $0.2 million, or an effective income tax rate of approximately 7%, in the comparable prior year period. The higher effective income tax rate for the thirty-nine weeks ended March 28, 2004, resulted from the reversal of the valuation allowance on the Company’s deferred tax assets in fourth quarter of fiscal 2003. This resulted in the recognition of tax expense at statutory rates for fiscal 2004. The effective income tax rate for fiscal 2004 primarily reflects a 41% effective state and federal income tax rate partially offset by a deferred tax benefit of approximately 15% for FICA tip credits. Although we recognized an income tax expense of 24%, we anticipate paying income taxes of only 9% because of our ability to utilize net operating loss carryforwards to offset taxable federal income.

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2004, our unrestricted cash balance was $11.7 million and our restricted cash balance was $0.1 million. The restricted cash balance primarily serves as collateral for performance obligations. Our working capital needs are generally low, as sales are made for cash or through credit card that are quickly converted to cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. This is consistent with other companies engaged in the restaurant industry.

For the nine months ended March 28, 2004, we generated cash flow from operating activities of $13.9 million compared to $8.1 million for the prior year comparable period. The increased cash flow from operating activities was due largely to our improved profitability and increased cash from working capital changes.

Capital expenditures before tenant improvement allowances were $13.3 million for the nine months ended March 28, 2004 and $15.6 million for the nine months ended March 30, 2003. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. Capital expenditures for fiscal 2004 were comprised of $9.8 million for new restaurants, $1.8 million for existing restaurant improvements and replacements, $1.4 million for the purchase of equipment previously under an operating lease and $0.3 million for corporate related capital expenditures. Funding for expansion during fiscal year 2004 and fiscal year 2003 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Additionally, in fiscal 2003, funding was supplemented with the issuance of $15.0 million of convertible subordinated notes and related warrants.

Capital expenditures for the balance of fiscal year 2004 are anticipated to be approximately $3.0 million, before tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of one new restaurant expected to open in the fourth quarter of fiscal 2004, for upgrades to existing restaurants and for the start of construction on two restaurants expected to open in the first half of fiscal 2005. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

During the first nine months of fiscal 2004, we received tenant improvement allowances of approximately $3.9 million. We are anticipating tenant improvement allowances of approximately $0.5 million for the remainder of fiscal 2004 for projects already completed.

We have a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with an additional funding commitment of $24.5 million. At March 28, 2004, we had completed the construction of two restaurants under this commitment located in Houston, Texas and Cincinnati, Ohio. The third restaurant to be completed under this commitment will be in Orland Park, Illinois and is expected to open in May 2004. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven total restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

At March 28, 2004, we had a bank credit facility under which we could borrow up to $8,000,000. The facility had two components: $2,000,000 was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 was available to provide interim financing associated with construction of new restaurant locations. We cancelled the $6,000,000 interim construction financing facility in April 2004 as a result of the placement of a new facility with a new lender. The working capital facility expires on January 2005 at which time all outstanding borrowings are due. In July 2003, we borrowed $350,000 under the construction facility that was repaid in September 2003. As of March 28, 2004, we had no outstanding borrowings under these facilities but had placed letters of credit of $1,767,000 under the working capital facility.

In September 2002, we entered into a $5,000,000 five-year term loan facility with GE Capital. This facility is collateralized with equipment. We borrowed $500,000 of the funds in fiscal 2003 and the $4,500,000 balance during the first quarter of fiscal 2004.

During the third quarter of fiscal 2004, we elected to prepay $1.0 million of a five-year equipment term loan and $0.8 million of our remaining equipment capital lease obligations. These repayments were made with available excess cash.

In March 2004, we obtained a three-year $25,000,000 senior secured credit facility with a new lender, LaSalle Bank. We intend to use the facility to refinance certain of our existing debt, support growth and general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a Total Funded Debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of Senior Debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum Fixed Charge Coverage Ratio and Tangible Net Worth level and not exceed thresholds for Total Funded Debt to EBITDA and Total Senior Debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four over a three year period and also limits the amount of dividends and/or stock repurchases. As of March 28, 2004, the Company had no outstanding borrowings under this facility, however, as of April 29, 2004, the Company had $3.0 million of borrowings under the facility.

In the fourth quarter of fiscal 2004, we elected to prepay $13.4 million of our existing debt to significantly reduce our annual interest costs. The funds to prepay the debt came from excess cash and borrowings under the new $25 million senior secured bank credit facility. Prepayment penalties of approximately $500,000 and a $100,000 write-off of unamortized deferred financing fees will be recorded as a result of prepaying the debt before its scheduled maturity.

There may be cash payments during the next twelve months associated with liabilities previously recorded and related to the sale of predecessor companies. Such liabilities include prior year insurance claims, litigation associated with predecessor companies and potential legal settlements. While we expect the total cash payments for these liabilities to be less than $50,000, the amounts could be considerably higher depending on the outcome of the DAKA punitive damage proceeding. This issue is discussed in Note 4 to the consolidated financial statements. During the first nine months of fiscal 2004, we expended approximately $0.9 million related to these liabilities.

We believe that the available funding for our expansion, other capital expenditures, required debt service requirements and other working capital needs for the next twelve months will be sufficient. The funding is anticipated to be provided from cash flows from operations, tenant improvement allowances and our credit sources including the new $25 million senior secured bank credit facility. Although we do not believe it is likely, in the event that such funds are not available, we have the ability to curtail our expansion program, draw on funds available under our credit facility and reduce non-essential operating costs to conserve working capital.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations

Payments, including interest, due by period as of March 28, 2004
(in thousands)

Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$218,876	$14,745	$31,005	$31,798	$141,328
Notes payable	39,515	4,117	7,217	19,795	8,386
Letters of credit	1,867	1,867	--	--	--
Construction
commitments	91	91	--	--	--
Build-to-suit
construction
commitments	1,378	1,378	--	--	--

Total	$261,727	$22,198	$38,222	$51,593	$149,714

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

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at March 28, 2004 as stated above were not reflected in the consolidated financial statements.

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

Loss contingencies and self-insurance reserves

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

We are self-insured for a significant portion of our employee health benefit, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our total exposure under the programs. We estimate our accrued liability for the ultimate costs to close known claims including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practice.

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

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. We consider four consecutive quarters of negative cash flow or losses to indicate a potential for an individual restaurant to be impaired. We estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of March 28, 2004, we had a net deferred tax asset of $23.7 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of March 28, 2004, we had federal net operating loss carryforwards of approximately $52.4 million, expiring at various dates through 2020.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

At March 28, 2004, we were exposed to interest rate fluctuations on approximately $6.5 million of notes payable carrying variable interest rates. A hypothetical one percent increase in interest rates for these notes payable would increase our annual interest expense by approximately $65,000. Additionally, any borrowings under our bank credit facilities would be subject to variable interest rate changes, although no such borrowings were outstanding at March 28, 2004.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. As of March 28, 2004, we had approximately $8.4 million of such funds invested in short-term maturing investments. While the principal of these invested funds is not subject to fluctuating value because of their highly liquid short-term nature, a hypothetical one percent decrease in interest rates for these investments would decrease our annual interest income by $84,000.

Many of the ingredients purchased for use in the products sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term agreements for the products we use most extensively. Also, we believe that our commodity cost risk is diversified as many of our food products are available from several sources and we have the ability to modify product recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase prices charged to our guests by an average of approximately 2.8%. We have not used financial instruments to hedge our commodity product prices.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 28, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2004.

During the quarter ended March 28, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

        See “Note 4. Commitments and Contingencies –Litigation” in “Notes to Unaudited Consolidated Financial Statements”.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      Not applicable.

ITEM 3. Defaults upon Senior Securities.

      Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

ITEM 5. Other Information

      Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

10.1	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004.

31.1	Certification by William H. Baumhauer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Frederick J. Dreibholz pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification by William H. Baumhauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the third quarter of fiscal 2004 ended March 28, 2004, we filed the following reports on Form 8-K:

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

        Current report on Form 8-K on January 28, 2004, announcing the results for the second quarter of fiscal 2004 ended December 28, 2003.

        Current report on Form 8-K on February 17, 2004, announcing that we settled the proposed tax assessment with the Florida Department of Revenue.

        Current report on Form 8-K on March 11, 2004, announcing that we would be presenting at the B. Riley and Co. Investor Conference in Las Vegas, Nevada on March 17, 2004.

        Current report on Form 8-K on March 19, 2004, announcing that on March 18, 2004 we had finalized a $25 million senior secured credit facility with LaSalle Bank of Chicago.

In addition, we filed the following reports on Form 8-K subsequent to the close of the third quarter of fiscal 2004 ended March 28, 2004:

        Current report on Form 8-K on April 29, 2004, announcing its results for the third quarter of fiscal 2004 ended March 28, 2004.

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

April 29, 2004