Form 10-K
period 2004-06-27
CHAMPPS ENTERTAINMENT INC
filed 2004-09-08
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Check One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended June 27, 2004

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number:000-22639

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

           The aggregate market value of Common Stock held by non-affiliates of the Registrant as of September 1, 2004, based on the closing price of the Common Stock as reported by the Nasdaq National Market on September 1, 2004 of $8.34 per share, was $74,372,042. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

           Number of shares of Common Stock, $.01 par value, outstanding at August 31, 2004: 12,821,423

DOCUMENTS INCORPORATED BY REFERENCE

           Certain portions of the Company’s definitive proxy statement to be used in connection with its 2004 Annual Meeting of Stockholders and to be filed within 120 days of June 27, 2004 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

           Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports will be provided without charge upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124 and will also be available on our web site at www.champps.com under the heading "Investor Relations," as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is available on our website under the heading "The Company."

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

i

FORM 10-K INDEX

PART I

Item 1 Item 2 Item 3 Item 4	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	2 18 18 19

PART II

Item 5 Item 6 Item 7 Item 7A Item 8 Item 9 Item 9A	Market for the Registrant’s Common Stock and Related
Stockholder Matters

Selected Financial Data

Management’s Discussion and Analysis of Results of
Operations and Financial Condition

Quantitative and Qualitative Disclosure About Market Risk

Financial Statements and Supplementary Data

Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Controls and Procedures

20 21 21 36 36 36 37

PART III

Item 10 Item 11 Item 12 Item 13 Item 14	Directors and Executive Officers of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial Owners and
Management

Certain Relationships and Related Transactions

Independent Registered Public Accountant and Fees
37 38 38 38 38

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	39

ii

FORWARD-LOOKING STATEMENTS

           This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitations, statements relating to, among other things:

(1)	the highly competitive nature of the casual dining restaurant industry;

(2)	our ability to open and operate additional restaurants profitably;

(3)	our ability to raise capital in the future;

(4)	our ability to control restaurant operating costs, which are impacted by commodity prices;

(5)	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

(6)	the continued service of key management personnel;

(7)	consumer perceptions of food safety;

(8)	changes in consumer tastes and trends and general business and economic conditions;

(9)	our ability to attract, motivate and retain qualified associates;

(10)	labor shortages or increased labor charges;

(11)	our ability to protect our name and logo and other proprietary information;

(12)	the impact of litigation;

(13)	the impact of federal, state or local government regulations relating to our associates, such as increases in mimimum wage, or the sale of food and alcoholic beverages;

(14)	the ability to fully utilize income tax operating loss and credit carryforwards; and,

(15)	the impact of rising energy costs or the availabilty of energy sources.

           These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business — Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

           Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002 are referred to as fiscal 2004, 2003 and 2002, respectively. Fiscal 2004, 2003 and 2002 each contained 52 weeks.

PART I

Item 1.           Business.

Overview

           Champps offers an energetic, upscale casual dining experience with uncompromising service and an extensive menu of freshly prepared items, set in a comfortable atmosphere that promotes social interaction among our guests. As of September 1, 2004, we owned and operated 48 restaurants in 18 states and had 12 additional restaurants operating under franchise or license agreements in five states under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. We operate and franchise in a total of 22 states. Our menu is comprised of approximately 90 items, primarily made from scratch on the premises. We typically include a selection of 15 appetizers, 11 main plate salads, 30 high-end sandwiches, specialty burgers and wraps and 26 entrée selections, along with an additional five to eight regularly changing specials. Our menu selection includes not only traditional American favorites such as Champp’s Baby Back Ribs and Grilled Salmon, but also a variety of ethnic cuisine such as our Mongolian Egg Rolls and Shanghai Steamer. This diversity is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, after-work, dinner and late night. We believe that our enticing offerings and generous portions, combined with an average check per dining room guest of approximately $13.27 in fiscal 2004, excluding alcoholic beverages, offer our guests exceptional value.

           Our restaurants are designed to create an engaging and socially interactive dining experience. Through the use of multiple levels and other design elements such as ceramic Italian style tile, slate style floors and extensive wood accents, we are able to create a variety of dining atmospheres to satisfy a wide range of diners including families with children, business professionals, couples and singles, as well as sports fans of all ages. Our restaurants range in size from approximately 7,500 to nearly 12,100 square feet and seat 217 to 360 guests. We position multiple video walls and large televisions strategically throughout each restaurant to create an energetic and participatory dining experience. Our bar area, which is located away from the main dining area, creates a focal gathering point for our guests to socialize. We offer music, television broadcasts and special promotional events to increase guest traffic and promote repeat visits. During fiscal 2004, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.7 million, which is among the highest in the casual dining industry.

           We locate our restaurants in areas that have a combination of commercial office space, residential housing and high traffic areas such as shopping malls or multi-screen movie theaters to attract guests during all of our day-parts. Our restaurants principally rely on frequent visits and loyalty from our guests who work, reside or shop nearby, rather than tourist traffic. Typically, our restaurants are located within large metropolitan areas that draw fan interest in professional and collegiate sport teams to allow us to promote the broadcasting of these sporting events in our restaurants.

           We opened seven restaurants in fiscal 2004. We expect to open six restaurants in fiscal 2005 primarily by expanding our presence in existing markets. We have increased our number of company-owned restaurants from 18 in fiscal 1999 to 48 restaurants in fiscal 2004, representing a compounded annual growth rate of 27.8%. We believe that the flexibility of our day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and excellent service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

           Our financial results for the year ended June 27, 2004 included:

•	Growth of consolidated revenues by 17.0% to $211.5 million.

•	Growth of income before income taxes by 59.8% to $6.2 million from $3.9 million.

•	A decrease of net income of $12.1 million to $5.0 million. Fiscal 2003 net income was higher in part because we recorded a $13.2 million income tax benefit related to a decrease in the valuation allowance associated with deferred tax assets.

Business strategy

           Our objectives are to build our brand awareness and guest loyalty and provide our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts. To achieve our objectives, we have developed the following strategies:

           Offer a comprehensive menu featuring enticing foods and beverages. We offer an extensive and varied menu in each of our four day-parts. Our menu is designed to suit a wide variety of dining occasions that broadens our consumer appeal and keeps the menu fresh for our frequent diners. In contrast to many competing restaurant operations, substantially all of our menu items are prepared on the premises from scratch using high quality, fresh ingredients and proprietary recipes. Champps is recognized by our guests for providing exceptional value by offering generous food portions at moderate prices. Our sophisticated, full service bar offers approximately 18 selections of wine, 20 domestic and imported bottled and draft beers, as well as premium liquor and specialty drinks. For fiscal 2004, sales of alcoholic beverages represented approximately 28.2% of our total food and beverage sales.

           Provide service that “WOWs” our guests. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our associates to exceed each guest’s dining expectations. We position associates to greet guests when they enter our restaurants and train our managers to interact with guests. We also encourage our bartenders to introduce themselves to each patron at the bar, and our servers typically are responsible for no more than three to four tables at a time. Our entire staff is dedicated to executing our standard of delivering orders within 12 minutes of being placed. We encourage a strong, team-oriented atmosphere among our associates that we believe creates uncompromising guest service and a sense of pride in the Champps brand.

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

           Capitalize on our proven multiple day-part model. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests during lunch, after work, during dinner and after dinner during our late night periods. For fiscal 2004, we generated 33.9% of our sales during lunch, 60.7% after work and during dinner and 5.4% during late night, demonstrating the versatility of our concept and our ability to serve guests for a variety of occasions such as professional lunches and everyday dining, as well as social and special occasions. We adjust our ambiance throughout the day by changing the lighting and choice of programming for each day-part. According to a market research study of over 1,100 of our guests completed during fiscal 2002, on average our guests visit Champps 2.7 times per month while 10.0% of our guests visit our restaurants on an average of 11 times per month. By operating in multiple day-parts, we are able to maximize revenue and leverage both development and operating costs. We believe the versatility of our operating strategy has allowed us to build strong guest loyalty with a high percentage of repeat business.

           Deliver strong unit economics. We believe our company-owned restaurants provide strong unit level economics. Our company-owned restaurants open throughout fiscal 2004 generated average restaurant sales of approximately $4.7 million and restaurant level operating cash flows of approximately $748,000, or 15.9% of average annual restaurant sales. The average cash investment cost net of tenant improvement allowances received from landlords for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.8 million, excluding pre-opening expense, which averaged approximately $0.4 million per restaurant. Although the reporting of restaurant level operating cash flows is a non-GAAP measure of our performance, we believe it provides investors with a useful industry comparative and is a measure used by management to assess the financial performance of our Company. We believe inclusion of restaurant level operating cash flows will assist investors to better understand the economic model of Champps and assist in making an informed investment decision. Reconciliation of restaurant operating cash flows to the most comparable GAAP measure, income from operations, is provided in footnote 1 below.

           Build awareness of the Champps brand. We believe that the Champps name has achieved substantial brand recognition among our guests and has become well known within our markets for our high quality, innovative menu items, generous portions, uncompromising service and a fun, engaging dining experience. We have a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. In addition, we believe the most effective way to build brand awareness is to consistently deliver a dining experience that exceeds our guests’ expectations.

Growth strategy

           We adhere to a disciplined growth strategy and believe that there are significant opportunities to expand our concept in existing and new markets throughout the United States. The future development of Champps restaurants will be accomplished primarily through the development of company-owned restaurants in existing markets. Opening multiple units in existing markets enables us to leverage costs and gain efficiencies associated with regional supervision, marketing, purchasing and hiring. We believe opening new restaurants in our existing markets reduces the risks involved with opening new restaurants because we better understand the existing competitive conditions, consumer tastes, demographics and discretionary spending patterns. In addition, our ability to hire and train qualified associates is enhanced in markets in which we are well known and we are able to utilize existing associates in new restaurants and capitalize on our brand awareness. We plan to open approximately 80% of our new restaurants in existing markets.

           Our current expansion plans do not include adding new franchisees. Although our existing franchisees do not have the right to open additional restaurants, under certain circumstances we may permit our existing franchisees to open additional restaurants. A new franchised Champps restaurant opened in Des Moines, Iowa in August 2004. Although we have no obligation to do so, in the future we may seek to acquire some or all of our 12 franchised restaurants from our franchisees. This may require additional capital.

(1) Average restaurant level operating cash flow for 2004 in 000's

	Total	Stores open greater than one year	Stores open less than one year

Income from operations	$10,077	$12,655	$(2,578)
less franchise and royalty, net	579	579	-
plus general and administrative expense	10,791	9,683	1,108
plus depreciation and amortization	9,679	8,550	1,129
plus other (income) expense, net	135	135
plus pre-opening expense	1,898	-	1,898
plus equipment operating leases	241	241	-

Restaurant level operating cash flows	32,242	30,685	1,557

Divided by stores open greater than one		41

Average restaurant level operating cash		$748

           Restaurant level operating cash flow is not a measure of financial performance or liquidity under accounting principles generally accepted in the United States of America ("GAAP") and should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with GAAP for purposes of analyzing our profitability or liquidity. Restaurant level operating cash flow, as calculated, may not be comparable to similarly titled measures reported by other companies.

           In fiscal 2002, fiscal 2003 and fiscal 2004, we opened six, seven and seven new restaurants, respectively. We plan to open six restaurants in fiscal 2005. As of September 1, 2004, we have begun construction on three restaurants that will open in fiscal 2005. In addition, we have identified other sites for our growth objectives for fiscal 2005.

           We believe that our site selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. Our chief executive officer, chief operating officer, regional vice presidents of operations, and the respective regional directors of operations must approve each restaurant site that is presented by our real estate professional. Our site selection criteria focuses on locating suitable facilities within larger metropolitan areas with an average household income of at least $75,000 and population density in excess of 75,000 within a three mile radius. In addition, site visibility, traffic patterns, accessibility, adequate parking, competitive restaurants, associate availability, proximity to entertainment activities, as well as areas near a combination of commercial office space, residential housing and high traffic areas, influence our site selection criteria. Potential sites are also evaluated by our vice president of construction and development to insure we meet our construction obligations and capital expenditure projections, our legal counsel to insure we negotiate favorable terms in our leases and our chief financial officer to insure we meet our profit and investment return objectives.

Unit level economics and day-part allocation

           Our current restaurants range in size from approximately 7,500 to 12,100 square feet and have approximately 207 to 360 indoor seats and approximately 42 additional patio seats on average. We lease 47 of our restaurants and own one. During fiscal 2004, our base of restaurants opened for the entire 12-month period, generated average sales of approximately $4.7 million and restaurant level operating cash flows, as defined, of approximately $748,000, or 15.9% of restaurant sales. Based on the Company’s average net cash investment to build a restaurant of approximately $1.8 million, our restaurants opened for the entire 12-month period generated a cash-on-cash return of over 40.0%.

           Our current prototype restaurant is approximately 7,800 to 8,800 square feet in size depending on patio configurations and has seating for approximately 250 to 320 guests. The average net cash investment for our restaurants varies depending on whether we lease the restaurant or complete the restaurant through a build-to-suit transaction, the terms of the lease entered into, the amount of tenant improvement allowance we receive and whether we enter into an operating lease for any equipment. The average cash investment to construct a restaurant based on all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.8 million, net of tenant improvement allowances and excluding an average pre-opening expense of $0.4 million.

           Our success in our four distinct day-parts demonstrates the strength of our concept. The following table depicts the dollar amount and percentage of overall company-owned restaurant sales during fiscal 2004 attributable to each of our day-parts. During this period, our food and alcoholic beverage sales as a ratio of total food and beverage sales was 71.8% and 28.2%, respectively. In fiscal 2004, our bar area generated approximately 18.0% of our total restaurant sales, 62.7% of which are generated from 4:00 p.m. to 10:00 p.m., signifying our strong after work and happy hour business. Champps merchandise and other sales totaled $333,000 and were 0.2% of overall sales in fiscal 2004 and are not included below.

Sales By Day Part—Fiscal 2004(in 000‘s)

Day Part	Food Sales		Alcoholic Beverage Sales		Food & Alcoholic Beverage Sales
	Sales	Percentage	Sales	Percentage	Sales	Percentage
Lunch	62,291	41.2%	9,040	15.3%	71,331	33.9%
Open to 4:00 P.M
After Work	43,910	29.0%	21,186	35.7%	65,096	30.9%
4:00 to 7:00 PM
Dinner	40,427	26.7%	22,353	37.7%	62,780	29.8%
7:00 to 10:00 PM
Late Night	4,663	3.1%	6,720	11.3%	11,383	5.4%
10:00 PM to Close

Total All Day	151,291	100.0%	59,299	100.0%	210,590	100.0%

Restaurant design and ambiance

           Our restaurants have an ambiance enhanced by a layout that encourages social interaction and promotes a high-energy environment. All of our restaurants have multiple levels that enable us to seat our guests towards a specific location depending upon their dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. Our restaurants have large bar areas typically located on the first level. The bar’s numerous angles and bends provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create the appropriate dining environment. We also use plasma televisions to incorporate the latest technologies and keep our restaurants up to date.

           Our restaurant interiors utilize a combination of dark cherry stained wood and brick throughout the dining area, Italian style ceramic tile in the kitchen and bathrooms, slate style tile in the bar area and noise reducing carpet in the dining room. Our bars are generally stainless steel and we use accented black granite or wood trim at our specially designed hostess stands to enhance our contemporary feel. The majority of our restaurants include an indoor patio area with a large fireplace and several have outdoor patios, all of which provide our guests with multiple settings to choose from. Our display kitchens are presented behind a floor-to-ceiling glass wall to provide a focal point for the dining room. We use a variety of directional lighting and chandeliers to create a warm environment in our dining rooms and bar area.

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

Menu

           We offer our guests a comprehensive selection of approximately 90 items, primarily made on the premises from scratch, which typically includes a selection of 15 appetizers, 11 main plate salads, 30 high-end sandwiches, specialty burgers and wraps and 26 entrée selections. Our menu selection includes not only traditional American favorites such as Champp’s Baby Back Ribs and Grilled Salmon, but also a variety of ethnic cuisine such as Mongolian Egg Rolls and Shanghai Steamer. For example, one of our most popular entrees is the Parmesan Crusted Chicken that is created with three large chicken breasts crusted with an Italian herb mix and shredded parmesan cheese before pan frying in olive oil and accompanied by tender angel hair noodles, our freshly prepared traditional marinara sauce and fresh garlic buttered toasted crostini. We continuously experiment with food and beverage items to develop proprietary recipes with high flavor profiles to ensure that our menu is imaginative and exciting to our guests. We also feature five to eight specials that change regularly, allowing us to continually refine our menu offerings and keep our selections fresh for our frequent users. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

           We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Our fresh sauces, salad dressings, batters and mixes are prepared daily in our restaurants using high-quality and fresh ingredients.

           The food items on our menu range from $5.95 to $13.45 for appetizers, $7.95 to $14.45 for burgers and sandwiches, and $7.95 to $21.95 for dinner salads and entrees. For fiscal 2004, our average guest check in our dining room was approximately $13.27, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 18 selections of wine, most of which are available by the glass, 20 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 28.2% of total food and beverage sales during fiscal 2004.

Food preparation and quality control

           We believe our food quality and control standards are among the highest in the industry. Our systems are designed to provide freshly prepared items based on the specifications set by our corporate executive chef and overseen at each of our restaurants by an assistant general manager and up to three management assistants. We invest substantial time in training and testing of our kitchen associates to adhere to our strict standards and preparation guidelines to maintain our quality control. The design of our facilities enables us to ensure food is maintained in accordance with the requirements of the Food and Drug Administration. We audit our sanitary conditions at each restaurant and train all of our management associates regarding safe handling practices of all perishable food products.

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

Marketing and advertising

           Historically, we have relied primarily on guest referrals rather than external marketing initiatives to promote our brand. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to drive guest frequency and sales. We have implemented a first time guest program that is intended to strengthen our brand loyalty by educating our first time guests about the Champps concept. During fiscal 2004, 2003 and fiscal 2002, our expenditures for advertising and promotions were less than 1.5% of total restaurant sales.

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

           On occasion, we engage in paid advertising for individual restaurant locations, including newspaper and radio advertisements and have tested cable television advertising in select markets. We utilize a variety of printed marketing materials, including restaurant location brochures, hotel concierge cards, take-out menus and direct and electronic mailings.

Operations

           Restaurant management. As of September 1, 2004, we had ten directors of operations who typically oversee approximately four to six restaurants each and supervises the general managers at each restaurant in their area. Each director of operations reports to one of two regional vice presidents. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are frequently promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels for revenue, profit and guest service.

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

           Training.The restaurant management team is provided with an intensive ten-week training program to ensure they have appropriate knowledge to excel in their position. All members of management are required to receive kitchen training to understand the importance of the food preparation process and how the quality of our menu is a significant driver of repeat guest visits. We also host an annual general managers’ conference focusing on strategic issues in addition to conducting other training classes. This conference also serves as a platform to recognize the general managers who exceeded our expectations.

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

           When we open a new restaurant, we provide an extensive and varied level of training to associates in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We believe this training helps provide our guests with a quality dining experience from opening day on. Our training programs enable us to promote existing associates and managers as new restaurants open. We believe that we can support our expansion strategy since we have a large manager base in existing restaurants that can be promoted or transferred to new restaurants, combined with our thorough training programs and hiring of outside personnel.

Restaurant franchise and licensing agreements

           As of September 1, 2004, we had 12 franchised restaurants that began operations between 1991 and 2004. A new franchised location opened in Des Moines, Iowa in August 2004. The franchises in Duluth, Minnesota and Charlotte, North Carolina were closed by franchisees in July 2002 and July 2004, respectively. Seven of our current franchised restaurants are located in the Minneapolis, Minnesota area. We also have one franchised restaurant in Des Moines, Iowa, Sioux City, South Dakota, Omaha, Nebraska, and two in Milwaukee, Wisconsin. Three franchisees own nine of the 12 franchised restaurants.

           Our revenue from current franchisee agreements represented approximately 0.3% of our revenue in fiscal 2004. The franchisee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Currently, we are not actively seeking additional franchisees. Although our existing franchisees do not have the right to open additional restaurants, under certain circumstances we may permit our existing franchisees to open additional restaurants. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

Accounting and management information systems

           We use an automated data processing system and standardized reporting procedures to provide each of our company-owned restaurants with centralized financial and management controls. Our management information system tracks each restaurant’s weekly sales reports, vendor invoices, payroll information and other operating information which is connected to our centralized accounting and management information systems at our corporate headquarters in real time. By having a system where data can be input remotely and controlled centrally, our overhead functions are streamlined and administrative expenses are reduced.

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

           To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management determines the quantities of food and supplies required. Our centralized purchasing staff, under the direction of our chief operating officer, specifies the products to be used at our restaurants, designates the vendors, from whom to purchase these products, and provides suppliers with detailed ingredient specifications.

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

Associates

           As of September 1, 2004, we had approximately 5,400 associates on the Champps team, approximately 418 of which were restaurant management and field support personnel and 44 whom worked at our corporate headquarters. We do not have any collective bargaining agreements. We consider our associate relations to be good.

History

           The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, chief executive officer and president of DAKA International, Inc. ("DAKA"), a large publicly traded food service management and restaurant company, led DAKA’s purchase of Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA's food service businesses were spun off and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Service. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc.

           Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer set in motion a series of strategic initiatives that included hiring a new management team, consolidating our headquarters, improving our operational and financial reporting procedures, standardizing the purchasing process and establishing new associate training and retention practices. As a result of these efforts, our restaurant level operating profit margin increased from 7.6% in 1999 to 10.6% in fiscal 2004. In addition, our income from continuing operations increased from a negative $14.1 million in fiscal 1999 to a positive $6.2 million in fiscal 2004. We have also implemented a disciplined expansion strategy and have added 34 restaurants since Mr. Baumhauer’s return.

Operating locations

           We lease all but one of our restaurants. The leases for our restaurants expire at varying times commencing in 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years. Currently, our leases, with option periods, expire between 2010 and 2041.

The following table sets forth data regarding our 48 company-operated restaurants at June 27, 2004. All restaurants are leased except the restaurant located in Lombard, Illinois, which the Company owns.

Company-operated restaurants

State	City	Approx.Conditioned Square Footage	Approximate Total Seating
ARIZONA CALIFORNIA COLORADO DELAWARE FLORIDA GEORGIA ILLINOIS INDIANA MARYLAND MICHIGAN MINNESOTA NORTH CAROLINA NEW JERSEY NEW YORK OHIO PENNSYLVANIA TEXAS VIRGINIA	Phoenix
 Irvine
 Colorado Springs
 Littleton
 Denver
 Wilmington
 Ft. Lauderdale
 Tampa
 Alpharetta
 Lincolnshire
 Lombard
 Orland Park
 Schaumburg
 Skokie
 Indianapolis
 Indianapolis
 Columbia
 Lansing
 Livonia
 Troy
 Utica
 West Bloomfield
 Eden Prairie
 Minnetonka
 Richfield
 Durham
 Raleigh
 Edison
 Marlton
 Rochester
 Cincinnati
 Columbus
 Columbus
 Columbus
 Dayton
 Lyndhurst
 Valley View
 King of Prussia
 Addison
 San Antonio
 Las Colinas
 Houston
 Houston
 Houston
 Fairfax
 Reston
 Richmond
 Pentagon City

8,047
 9,809
 7,191
 9,163
 9,810
 8,639
 8,517
 8,697
10,182
 9,165
10,480
 8,578
10,967
 9,846
10,270
 9,119
 8,590
 7,002
10,059
10,059
 7,565
 7,498
 9,040
12,085
 7,890
 9,596
 8,114
 7,619
10,150
10,000
 7,918
 8,170
 8,930
10,128
 9,368
 8,170
 9,163
 9,160
 9,900
 8,878
10,182
11,384
 9,160
10,180
 8,498
11,469
 8,660
 9,487
251 245 228 300 274 280 257 259 288 291 302 282 310 328 286 273 291 228 285 275 261 248 299 360 241 288 288 244 287 348 315 291 291 317 314 224 300 334 318 217 316 331 325 328 310 327 270 293

Restaurants to open

           As of September 1, 2004, we had begun construction on restaurants located in Cleveland, Ohio and two locations in Philadelphia, Pennsylvania. The Philadelphia restaurants are expected to open in the second quarter of fiscal 2005 while the Cleveland restaurant is expected to open in the third quarter of fiscal 2005. We anticipate opening a total of six restaurants in fiscal 2005.

Franchised restaurants

           As of September 1, 2004, we had 12 franchised restaurants, seven of which are located in the Minneapolis, Minnesota area, two in Milwaukee, Wisconsin, and one in each of Des Moines, Iowa, Sioux City, South Dakota and Omaha, Nebraska. Franchises located in Charlotte, North Carolina and Duluth, Minnesota were closed by franchisees in July 2004 and July 2002, respectively.

Trademarks

           Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: “Champ’s,” “Champps,” and “Champps Americana.”

           Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the “Champ’s” and “Champps” service marks, trademarks and trade names, we agreed to pay the seller an annual fee. For fiscal 2004, the maximum fee was equal to the lesser of $322,422 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants excluding two of our oldest restaurants and we paid the maximum amount payable under this agreement. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%.

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

           The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA , which mandates accessibility standards for individuals with physical disabilities, may increase the cost of construction of new restaurants and of remodeling older restaurants.

           We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of our food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage will increase our labor costs.

Risk factors related to our business

Our growth strategy depends on our ability to open new restaurants, and we may not be able to achieve our planned unit expansion

           Our ability to expand our operations through the opening of new restaurants is important to our future financial success. Since fiscal 1997 through fiscal 2004, we have expanded our operations from 12 company-owned restaurants in nine states to 48 company-owned restaurants in 18 states. We expect to open an additional six restaurants in fiscal 2005. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:

•	identification and availability of suitable restaurant sites;

•	competition for restaurant sites;

•	negotiation of favorable lease terms;

•	timely development in certain cases of commercial, residential, street or highway construction near our restaurants;

•	management of construction and development costs of new restaurants;

•	securing of required governmental approvals and permits in a timely manner, or at all;

•	recruitment of qualified operating personnel, particularly general managers and other restaurant managers;

•	competition in our markets; and

•	general economic conditions.

           In addition, we may enter new markets in which we have no operating experience. These new markets may have different demographic characteristics, competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause the new restaurants to be less successful in these new markets than in our existing markets.

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

•	labor disputes;

•	general contractor disputes;

•	shortages of material and skilled labor;

•	weather interference;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations and approvals; and

•	unanticipated increases in costs, any of which could give rise to delays or cost overruns.

           If we are unable to develop new restaurants within anticipated budget or time periods, our revenue will not meet our expectations and pre-opening costs may exceed our projections. In addition, returns on our investments may be impaired and the amount of capital available for other new restaurants may not be available.

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

           As of June 27, 2004, we owned and operated 48 restaurants, seven of which were opened within the preceding 12-month period. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach our long term profitability levels due to inefficiencies typically associated with new restaurants.

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

We may require additional capital to expand our business in accordance with our growth strategy

           Changes in our operating plans, acceleration of our expansion plans through internal growth or acquisitions, lower than anticipated sales, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Additional debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate or grow our business. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations

           Our continued success depends, in part, upon the popularity of the menu items served in the Champps environment and our dining style. For example, the recent popularity of low carbohydrate diets has caused us to modify our menu and add approximately eight "carb consious" items to our menu. Shifts in consumer preferences away from our cuisine or dining style could materially and adversely affect our future profitability. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially and adversely affect our operating results.

Health concerns relating to the consumption of our food products could negatively impact our results of operations

           We are subject to the risk that consumer preferences could be affected by health concerns about the consumption of particular food products. Beef and chicken are the key ingredients in many of our menu items. Negative publicity concerning food quality, illness and injury, publication of government or industry findings concerning food products served by us, or other dietary and health concerns or operating issues stemming from one restaurant or a limited number of restaurants may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.

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

We face indemnification liability from our predecessor companies

           In connection with the spin-off of DAKA International ("DAKA")in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc.("Daka"). Under our Post-Closing Covenant Agreement with DAKA, we are responsible for handling the defense of these claims, including the appeals. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Court of Appeals affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court of Appeals vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004 we paid approximately $0.6 million for compensatory damages and attorney’s fees including interest. On remand, by Order dated May 26, 2004, the trial court awarded punitive damages in the amount of $937,500. We accrued a liability for the full amount of this award in the fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. In addition, on June 23, 2004, plaintiff’s counsel filed a motion for additional attorney’s fees in the amount of $375,000. Daka plans to vigorously oppose this motion and in the event the trial court grants the motion for attorneys’ fees in whole or in part, Daka plans to file a Notice of Appeal for the award of the legal fees. Depending on the timing and nature of the ruling by the Court of Appeals, we also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

           We provide reserves in our financial statements for these and other matters. The approximate amounts of these reserves are reviewed periodically to determine their adequacy. Although we believe that our current reserves are adequate in light of our analyses of the potential outcomes of the matters, there can be no guarantees that we will not have to recognize additional charges as these matters are ultimately resolved. Any resulting charges could be significant.

Litigation could have a material adverse affect on our business

           We are subject to complaints or allegations from current and former or prospective associates from time to time. In addition, we are subject to complaints or litigation from guests alleging discrimination, illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid, whether we are liable, or whether such allegations involve one of our franchisees or licensees. A lawsuit or claim could result in an adverse decision or result that could have a material adverse affect on our business.

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

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names

           Pursuant to a Master Agreement dated February 1, 1994, we acquired the “Champps,” “Champ’s” and “Champps Americana” service mark, trademark and trade name. Our business prospects depend, in part, on our ability to develop favorable consumer recognition of the Champps name and logo. Our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could both interfere with our use of our proprietary know-how, concepts, recipes, trade secrets or trademarks or subject us to damages. Defending against such claims may be costly and, if unsuccessful, may prevent us from continuing to use such proprietary information in the future.

           Although “Champps”, “Champ’s” and “Champps Americana” are federally registered trademarks, there are other restaurants and bars that operate under similar names. If these restaurants or bars are affected by negative publicity and consumers confuse these competitors with our Champps branded restaurants, our operating results could be adversely affected.

We are subject to extensive governmental regulations including, but not limited to, the sale and serving of alcoholic beverages and wages paid to our associates that could adversely affect our operations and our ability to expand and develop our restaurants

           The restaurant industry is subject to various federal, state and local governmental regulations. While at this time we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, the failure to maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend, revoke or deny renewal of our food and liquor licenses if they determine that our conduct or facilities do not meet applicable standards or if there are changes in regulations. Smoking bans in some locations could also have an adverse effect on our business.

           For fiscal 2004, approximately 28.2% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, which could include sales to minors or intoxicated persons. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

           Various federal and state labor laws govern our relationship with our associates and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government imposed increases in minimum wages, overtime pay, paid leave of absence and mandated health benefits, increased tax reporting and tax payment requirements for associates who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results. We are also subject to the ADA which may increase the cost of construction or remodeling.

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

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards

           As of June 27, 2004, we had federal net operating loss (“NOL”) carryforwards of approximately $50.9 million and FICA tax credit carryforwards of approximately $5.6 million. The federal NOL’s expire at various times through 2020 and the FICA tip tax credits expire at various times through 2024. While we expect to fully utilize the carryforwards to reduce our income tax liabilities, future income may not be sufficient for full utilization of the carryforwards.

Our revenues may be adversely impacted by work stoppages, strikes or lock-outs associated with professional sports teams

           A portion of our revenues are generated from patrons who eat and drink at Champps while watching sports events. A work stoppage, strike or lock-out by any professional sports league would adversely impact our revenues.

Our financial results are subject to fluctuations due to the seasonal nature of our business

           Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2004 and 2003, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Strategic alternatives

           From time to time, as a matter of standard business practice, our management investigates various strategic alternatives in an attempt to maximize shareholder value. These strategic alternatives include potential acquisitions, mergers with other companies and going private transactions. As of September 1, 2004, the Company has not entered into any definitive agreements relative to any strategic alternative that has been considered or brought before management. Should a material strategic alternative be presented that has the potential to maximize shareholder value, the board of directors would assign an independent committee to determine the merits of the proposed transaction and seek shareholder approval, if necessary.

Item 2.           Properties.

           The Company leases approximately 15,800 square feet of office space at its corporate headquarters in Littleton (Douglas County), Colorado, at an average annual rent of $348,000. The lease term for the office space ends October 2009. See “Item 1. Business – Operating Locations” for a listing of the Company’s owned and franchised restaurant locations, which is incorporated herein by reference.

Item 3.           Legal Proceedings.

           In connection with the spin-off of DAKA International, Inc. ("DAKA") in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. Under our Post-Closing Covenant Agreement with DAKA, we are responsible for handling the defense of these claims, including the appeals. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial (McCrae vs. Daka) based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Court of Appeals affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court of Appeals vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for redetermination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004 we paid approximately $0.6 million for compensatory damages and attorney’s fees including interest. On remand, by Order dated May 26, 2004, the trial court awarded punitive damages in the amount of $937,500. We accrued a liability for the full amount of this award in the fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. In addition on June 23, 2004, plaintiff’s counsel filed a motion for additional attorney’s fees in the amount of $375,000. Daka plans to vigorously oppose this motion and in the event the trial court grants the motion for attorneys’ fees in whole or in part, Daka plans to file a Notice of Appeal for the award of the legal fees. We have not accrued for these additional attorney’s fees. Depending on the timing and nature of the ruling by the Court of Appeals, we also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

           Revisions to our estimated loss of $937,500 may be made in the future and will be reported in the period in which additional information is known. Based upon our analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have any further material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

           In December 2001, the State of Florida proposed to assess subsidiaries of DAKA $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest through December 2001. We were contractually obligated to indemnify DAKA for this matter. In February 2004, we entered into a settlement agreement with the Florida Department of Revenue and paid $0.1 million in full settlement of this matter.

           We are engaged in various other actions arising in the ordinary course of business. We believe based on management’s analyses and the advice of outside counsel that the ultimate collective outcome of these other matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

           As of June 27, 2004, we had an aggregate of approximately $1.0 million reserved for liabilities associated with predecessor companies, almost all of which related to the Daka associate judgment noted above. These amounts have been reserved as a result of the trial court award of punitive damages.

Item 4.           Submission of Matters to a Vote of Security Holders.

        There were no matters submitted by the Company to a vote of shareholders, through solicitation or proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

PART II

Item 5.           Market for the Registrant’s Common Stock and Related Stockholder Matters.

           Our common stock is listed on the NASDAQ National Market (“Nasdaq”) under the symbol “CMPP.” The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported by Nasdaq.

	High	Low
Fiscal 2003
First Fiscal Quarter	$12.35	$7.00
Second Fiscal Quarter	11.35	6.15
Third Fiscal Quarter	9.70	6.58
Fourth Fiscal Quarter	8.50	4.37
Fiscal 2004
First Fiscal Quarter	7.60	4.50
Second Fiscal Quarter	8.10	5.80
Third Fiscal Quarter	9.47	7.01
Fourth Fiscal Quarter	9.98	8.10

           On August 31, 2004, there were approximately 1,800 holders of record of the Company’s common stock. On September 1, 2004, the closing price of the Company’s common stock was $8.34 per share.

           We have never declared or paid dividends on our common stock. We currently intend to retain future earnings for use in the operation and expansion of our business and therefore do not anticipate paying cash dividends in the foreseeable future. Also, the Company’s credit arrangements restrict the amount of dividend payments or capital stock repurchases to a maximum amount of $7.5 million over a three year period beginning March 2004. Moreover, certain financial covenant ratios under the credit facilities require a minimum amount of tangible net worth, as defined in the related agreements.

Item 6.           Selected Financial Data.

SELECTED FINANCIAL DATA

           The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001 and July 2, 2000 and the statements of operations data for each of the five fiscal years in the period ended June 27, 2004 presented below are derived from our audited consolidated financial statements.

           Certain amounts have been reclassified for earlier periods to conform to the fiscal 2004 presentation. The reclassifications have no impact on net income or income per share.

           The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

	As of and for the Fiscal Years Ended
	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000
	Amounts are in thousands except per share data
Statements of Operations Data:
Total revenue	$211,502	$180,731	$158,537	$133,316	$109,445
Income from continuing operations	6,218	3,892	5,496	5,721	2,350
Net income (a)	4,993	17,093	5,134	13,537	2,273
Basic income per share from
continuing operations	0.39	1.36	0.43	1.15	0.20
Diluted income per share from
continuing operations	0.38	1.28	0.41	1.10	0.19
Basic weighted average shares (in thousands):	12,793	12,536	12,104	11,871	11,654
Diluted weighted average shares (in thousands):	13,000	13,683	12,864	12,363	11,742
Balance Sheet Data:
Total assets	$131,493	$133,949	$96,676	$79,458	$67,093
Long-term debt and capital lease obligations
including current portion	18,563	28,550	21,835	17,093	19,324
Total equity	78,540	72,745	50,955	44,616	30,122

(a) The fiscal years ending June 29, 2003 and July 1, 2001 had recorded income tax benefits of $13,201 and $7,893, respectively, primarily related to reversals of valuation allowances previously recorded on deferred tax assets.

Item 7.           Management's Discussion and Analysis of Results of Operations and Financial Condition.

Overview

           We are a restaurant company competing in the upscale casual market. As of June 27, 2004, we owned and operated 48, and franchised 12, upscale, full-service, casual dining restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise restaurants in 22 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 90 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

           Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, fiscal 2002 and fiscal 2003, we opened four, six and seven restaurants, respectively. In fiscal 2004, we opened seven additional locations and had fully executed contracts for three additional locations expected to open in fiscal 2005. We have identified other potential sites and are negotiating contracts on additional sites for restaurants to be opened in fiscal 2005. We expect to open a total of six new company-operated restaurants in fiscal 2005.

           Our new restaurants typically range in size from 7,500 square feet to 9,000 square feet. Historically since 2001, restaurants with a ground lease have required, on average, a net cash investment of approximately $1.8 million and average total invested capital of approximately $2.8 million per restaurant. Restaurants constructed with build-to-suit financing have required, on average, a net cash investment of $1.4 million and average total invested capital of approximately $4.7 million which includes land acquisition cost. Pre-opening expenses are expected to average approximately $360,000 per restaurant.

           Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. We recently secured a three-year $25.0 million revolving bank credit facility giving us greater financial flexibility and future interest expense savings. In that regard, certain of our higher interest rate notes payable and capital leases as well as certain operating leases were repaid in the third and fourth quarters of 2004 with excess cash and use of this bank facility, although we were subject to prepayment penalties and a write-off of related debt issuance costs.

           Because we continue to expand, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in our quarterly and annual results. In addition, our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect us and our financial results.

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

          Many food product costs have increased substantially in this recent fiscal year. The most notable products with higher costs that affected our operations included beef, dairy and chicken wings. We responded to these higher costs by raising prices on select menu items and adjusting recipes.

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

           Our comparable food sales have been positive for nine consecutive quarters and for 17 out of the last 20 quarters. However, at the same time, comparable alcohol sales have been negative for nine consecutive quarters. The following table provides our comparable sales percentage change by quarter versus the prior years’ comparable quarter for the last three fiscal years.

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Fiscal 2004
Food	0.9%	0.5%	2.6%	0.7%	1.2%
Alcohol	-1.8%	-3.4%	-3.8%	-0.2%	-2.3%

Total	0.2%	-0.7	0.7%	0.5%	0.2%

Fiscal 2003
Food	0.7%	1.6%	0.6%	0.9%	1.0%
Alcohol	-6.5%	-7.6%	-8.4%	-4.9%	-6.8%

Total	-1.6%	-1.6%	-2.3%	-0.9%	-1.6%

Fiscal 2002
Food	-2.9%	-0.5%	-1.0%	0.1%	-1.0%
Alcohol	-5.4%	1.2%	0.9%	-3.2%	-1.4%

Total	-3.7%	0.1%	-0.4%	-1.0%	-1.1%

           We believe that alcohol sales have been impacted by our strategy to deemphasize our late night business beginning in the fourth quarter of fiscal 2002, the sluggish economy, competition, fluctuating consumer confidence, higher unemployment, decreases in discretionary income and a decline in overall on-premise alcohol sales throughout our industry. In June 2004 after reviewing competitor prices, we increased our alcohol prices.

           Our average weekly sales per restaurant has been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size.

           Food safety issues have received increased media attention during this past year. Two prominent issues have been the identification of green onions grown in farms in Mexico as the source of hepatitis and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Also, we have reinforced to our restaurant operators procedures to follow for the safe food handling of green onions. To date, the “mad cow” disease issue has not been shown to influence the beef-eating habits of consumers per industry reports, although future cases could certainly influence our customers eating habits. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

           As is fairly typical during most election years, proposals to increase minimum wage levels have once again surfaced at the federal level. In addition, certain states where we do business have legislative proposals to increase their minimum wage levels. While most of our kitchen staff are paid in excess of minimum wage levels and would not be affected by the proposals, our server and bar staff are generally paid the tipped minimum wage.

           Recently, the popularity of the Atkins diet has resulted in many restaurant chains incorporating and promoting high-protein, low-carbohydrate items on their menus. We responded to this trend by including certain menu items labeled “carb conscious” in our specials section of the menu starting in the third quarter of fiscal 2004. We added a “carb conscious” section to our menu in June 2004.

           In the last fiscal year, two of our restaurants’ operations were negatively impacted by local ordinances prohibiting smoking in public places. These smoking bans are becoming more prevalent at both state and local levels. State mandated smoking bans have not historically impacted our operations while locality specific bans have negatively affected our operations due to the ability of smoking patrons to choose smoking venues in other close localities that do not have a smoking ban.

           We have been liable for two potentially significant loss contingencies related to a predecessor company (see Note 9 to our audited consolidated financial statements). Significant developments have occurred this last fiscal year in both items. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for redetermination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004, we paid approximately $0.6 million for these items including interest. In May 2004, the trial court made its redetermination and awarded $0.9 million in punitive damages to the plaintiff. We accrued this amount as a predecessor cost in the fourth quarter of fiscal 2004 even though we have appealed the punitive damage redetermination award. We have not accrued for $0.4 million of additional attorney’s fees sought by plaintiff’s counsel as we do not believe the liability is probable.

           The State of Florida proposed sales tax assessment including penalties and interest was settled in February 2004 for a payment of $0.1 million. Previously, the State of Florida had proposed to assess $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001.

Our financial results for the year ended June 27, 2004 included:

•	Growth of consolidated revenues by 17.0% to $211.5 million.

•	Growth of income before income taxes by 59.8% to $6.2 million from $3.9 million.

•

A decrease of net income of $12.1 million to $5.0 million. Fiscal 2003 net income was higher in part because we recorded a $13.2 million income tax benefit related to a decrease in the valuation allowance associated with deferred tax assets.

Critical accounting policies

           The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. The estimates and assumptions are evaluated on an on-going basis and are based on historical experience and on various other factors that are believed by us to be reasonable under the circumstances.

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

Loss contingencies and self-insurance reserves

           We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

           We are self-insured for a significant portion of our employee health benefits, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our individual claim and total exposures under the programs. We estimate our accrued liability for the ultimate costs to close known claims including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practice.

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

Useful lives of property and equipment

           Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the estimated useful lives of the assets. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets.

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

           We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. We consider four consecutive quarters of negative cash flow or losses to indicate a potential for an individual restaurant to be impaired. We estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local economic conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

           As of June 27, 2004, we had two restaurants open for at least six quarters which had negative cash flow in the last fiscal year. We currently have a plan to simplify these restaurants’ operations and thereby reduce costs which should significantly improve cash flow. These initiatives are to be instituted in the first half of fiscal 2005. We believe it is premature to record an impairment on the long-lived assets of these restaurants in light of our plans to improve the financial performance of these two restaurants.

           Additionally, we had another two restaurants open for at least six quarters which had positive cash flow over the last fiscal year, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. These two restaurants had negative local factors occurring in the last year that impacted their operations. We believe that the local factors will mitigate in the future and these restaurants’ cash flows will improve. Therefore, we believe recording an impairment is not appropriate at this time.

           Our forward-looking judgments and estimates concerning the above mentioned restaurants may not materialize. If such cash flows associated with any of these restaurants do not sufficiently improve, we would record an impairment for all or a portion of the respective restaurant’s long-lived assets depending on the fair value assigned to such assets. As of June 27, 2004, the long-lived assets value on these four restaurants totaled $7.3 million.

           We evaluate impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At June 27, 2004, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

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

Valuation of deferred tax assets

           We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income and the reversal of temporary differences. As of June 27, 2004, we had net deferred tax assets of $23.9 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of June 27, 2004, we had federal net operating loss and FICA tip credit carryforwards of approximately $56.5 million, expiring at various dates through 2024.

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

           Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

Financial definitions

           Revenue — Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 66 weeks. As of the end of fiscal 2004, 39 restaurants of our total 48 restaurants in operation were included in our comparable sales calculation.

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

           Preopening and Other Items — Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA International in 1997. Debt extinguishment costs consist of prepayment penalties and write-off of unamortized debt issuance costs associated with repayment of debt before scheduled maturity. Loss from discontinued operations consists of expenses for obligations of indemnity related to the Company’s sale of Fuddruckers in 1998.

           Fiscal Calendar — We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal years 2004, 2003 and 2002 each consisted of 52 weeks. Each quarter within those years consisted of 13 weeks. Our upcoming fiscal 2005 will consist of 53 weeks. The first quarter of fiscal 2005 will contain 14 weeks while the remaining quarters in the fiscal year will contain 13 weeks each.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000‘s).

	Fiscal Year Ended
	June 27, 2004		June 29, 2003		June 30, 2002
Revenue:
Sales	$210,923	99.7%	$180,115	$99.7%	$157,889	99.6%
Franchising and royalty, net	579	0.3	616	0.3	648	0.4

Total revenue	211,502	100.0%	180,731	100.0%	158,537	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	58,851	27.9	50,618	28.1	44,583	28.2
Labor costs	68,089	32.3	58,181	32.3	51,112	32.4
Other operating expenses	33,122	15.7	28,635	15.9	24,229	15.3
Occupancy	18,860	8.9	16,056	8.9	13,560	8.6
Depreciation and amortization	9,679	4.6	7,627	4.3	6,435	4.1

Restaurant operating expenses	188,601	89.4	161,117	89.5	139,919	88.6

Restaurant level operating profit (1)	22,322	10.6	18,998	10.5	17,970	11.4

Restaurant operating and franchise contribution (1)	22,901	10.8	19,614	10.9	18,618	11.8
General and administrative expenses	10,791	5.1	9,938	5.5	8,599	5.4
Pre-opening expenses	1,898	0.9	3,124	1.7	2,617	1.7
Other (income) expense, net	135	-	262	0.1	(12)	-

Income from operations	10,077	4.8	6,290	3.6	7,414	4.7

Other (income) expense:
Interest expense and income, net	2,101	1.0	1,826	1.0	1,613	1.0
Expenses related to predecessor	1,171	0.6	282	0.2	305	0.2
Debt extinguishment costs	587	0.3	290	0.2	-	-

Total costs and expenses	205,284	97.1	176,839	97.8	153,041	96.5

Income from continuing operations	6,218	2.9	3,892	2.2	5,496	3.5
Loss from discontinued operations	-	-	-	-	(153)	(0.1)

Income before income taxes	6,218	2.9	3,892	2.2	5,343	3.4
Income tax expense (benefit)	1,225	0.5	(13,201)	(7.3)	209	0.2

Net income	$4,993	2.4%	$17,093	9.5%	$5,134	3.2%

Restaurant operating weeks	2,376		1,947		1620
Restaurant sales per operating week	$89		$93		$97
Number of restaurants (end of period)
Company-owned	48		41		34
Franchised	12		12		13

Total restaurants	60		53		47

(1)	Restaurant level operating profit and restaurant operating and franchise contribution are non-GAAP measures that we believe are useful in understanding our business because these measures most directly relate to the operations of our restaurants. Such measures should not be considered in isolation or construed as a substitute for net income or other operations data or cash flow data prepared in accordance with GAAP for purposes off analyzing our profitability or liquidity. Restaurant level operating profit and restaurant operating and franchise contribution, as calculated, may not be comparable to similarly titled measures reported by other companies.

(Continued)

The following table reconciles these measures to the closest GAAP measure, income from operations (in 000‘s).

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Income from operations	$10,077	$6,290	$7,414
plus general and administrative expenses	10,791	9,938	8,599
plus other (income) expense, net	135	262	(12)
plus pre-opening expenses	1,898	3,124	2,617

Restaurant operating and franchise contribution	22,901	19,614	18,618
less franchising and royalty, net	579	616	648

Restaurant level operating profit	$22,322	$18,998	$17,970

Fiscal 2004 compared to fiscal 2003

           Total revenue. Total revenue increased approximately $30.8 million, or 17.0%, to $211.5 million in fiscal 2004 from $180.7 million for the comparable prior year period primarily due to the opening of seven additional restaurants throughout fiscal 2004 and full year inclusion of the seven restaurants opened in fiscal 2003. Comparable restaurant sales increased 0.2% between years. In fiscal 2004, comparable food sales increased 1.2% while comparable alcohol sales decreased 2.3%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.27 for fiscal 2004 versus $13.03 for fiscal 2003. During fiscal 2004, food sales and alcoholic beverage sales represented 71.8% and 28.2% of our total food and beverage sales, respectively. During fiscal 2003, food and alcoholic beverage sales represented 70.5% and 29.5% of our total food and beverage sales, respectively.

Restaurant operating expenses.

Product costs. Product costs increased by $8.3 million, or 16.4%, to $58.9 million in fiscal 2004 from $50.6 million in the prior year. Product costs as a percentage of restaurant sales decreased to 27.9% for fiscal 2004 compared to 28.1% for fiscal 2003 due largely to recipe modifications and increased vendor rebates partially offset by rising costs for several commodities, particularly proteins, dairy and higher beer and alcohol costs.

Labor costs. Labor costs increased by $9.9 million, or 17.0%, to $68.1 million in fiscal 2004 from $58.2 million in the prior year. Labor costs as a percentage of restaurant sales were 32.3% in both fiscal 2004 and fiscal 2003. Lower staff and management costs from cost cutting initiatives were offset by insurance costs.

Other operating expense. Other operating expense increased $4.5 million, or 15.7%, to $33.1 million in fiscal 2004 from $28.6 million in the prior year. Operating expense as a percentage of restaurant sales decreased to 15.7% in fiscal 2004 from 15.9% in fiscal 2003. The decrease was due to lower janitorial costs and credit card fees partially offset by higher utility costs.

Occupancy. Occupancy expense increased $2.8 million, or 17.4%, to $18.9 million in fiscal 2004 from $16.1 million in the prior year primarily due to the opening of new restaurants. Occupancy expense as a percentage of restaurant sales was 8.9% in both fiscal 2004 and fiscal 2003.

Depreciation and amortization. Depreciation and amortization expense increased $2.1 million, or 27.6%, to $9.7 million for fiscal 2004 from $7.6 million in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.6% in fiscal 2004 from 4.3% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants.

           Restaurant level operating profit (Non-GAAP Measure.)Restaurant level operating profit increased approximately $3.3 million, or 17.4%, to $22.3 million in fiscal 2004 from $19.0 million in the prior year. Restaurant level operating profit as a percentage of restaurant sales increased modestly to 10.6% in fiscal 2004 from 10.5% in fiscal 2003. Reconciliation of restaurant level operating profit to the most comparable GAAP measure, income from operations, is contained in footnote 1 to the table under "Management’s Discussion and Analysis" – Results of Operations on page 28 and 29.

           General and administrative expenses.General and administrative expenses increased $0.9 million, or 9.1%, to $10.8 million in fiscal 2004 from $9.9 million in the comparable prior year period. The increase was the result of higher personnel costs to support growth, bonus expense and computer related costs. The increase was partially offset by lower hiring and recruiting expenses as well as $160,000 of expenses related to terminated projects and litigation settlement costs of $441,000 incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.1% for fiscal 2004 from 5.5% in fiscal 2003 as a result of economies of scale associated with higher revenues.

           Pre-opening expenses. Pre-opening expenses were $1.9 million for fiscal 2004 and $3.1 million for the comparable prior year period. Pre-opening expenses as a percentage of revenue were 0.9% for fiscal 2004 and 1.7% for fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location. We opened seven restaurants in both fiscal 2004 and fiscal 2003. The average restaurant pre-opening cost was significantly lower in 2004 versus 2003 because of the timing of openings, openings occurring in existing markets, and improved management of the expenses.

           Other (income) expense, net. Other expense of $0.1 million was recorded in fiscal 2004 compared to other expense of $0.3 million in fiscal 2003. The decrease in expense in 2004 was due to fewer losses on asset replacements and $0.1 of income recorded in fiscal 2004 related to certain warrant investments.

           Interest expense and income, net. Interest expense and income, net was approximately $2.1 million fiscal 2004 and $1.8 million in fiscal 2003. The increase resulted primarily from lower capitalized interest associated with lower levels of capital expenditures and higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and $4.5 million of new borrowings in the first quarter of fiscal 2004. Partially offsetting the above was the prepayment of approximately $15.2 million and $5.2 million of debt and capital leases in fiscal 2004 and fiscal 2003, respectively, before scheduled maturity.

           Expenses related to predecessor companies. Expenses related to predecessor companies totaled $1.2 million for fiscal 2004 and $0.3 million for the prior year. The fiscal 2004 expenses relate to adjustments to the liabilities for the McCrae vs. Daka litigation as a result of the appellate decision and trial court redetermination (see Note 9 to the consolidated financial statements) and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to the favorable settlement of the proposed assessment.

           Debt extinguishment costs. Debt extinguishment costs of $0.6 million were incurred for fiscal 2004 as a result of the repayment of $15.2 million of debt and capital lease obligations before scheduled maturity. Debt extinguishment costs of $0.3 million were incurred in fiscal 2003 as a result of the prepayment of $5.2 million of debt before scheduled maturity.

           Income before income taxes. Income before income taxes increased $2.3 million, or 59.0%, to $6.2 million for fiscal 2004 from $3.9 million in the comparable prior year period for the reasons described herein.

           Income tax expense. For fiscal 2004, we recorded an income tax expense of $1.2 million, or an effective income tax rate of 19.7%. Although we recognized an income tax expense of 19.7%, we anticipate paying income taxes at an effective rate of only 6% because of our ability to utilize net operating loss carryforwards to offset taxable federal income. In fiscal 2003, we recorded an income tax benefit of $13.2 million reflecting the $15.2 million decrease in deferred tax asset valuation allowance.

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

Restaurant operating expenses.

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

Occupancy. Occupancy expense increased $2.5 million, or 18.4%, to $16.1 million for fiscal 2003 from $13.6 million for the comparable prior period. Occupancy expense as a percentage of restaurant sales increased to 8.9% for fiscal 2003 from 8.6% for the comparable prior period primarily due to an increase in real estate taxes coupled with lower comparable restaurant sales.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million, or 18.8%, to $7.6 million for fiscal 2003 from $6.4 million for the comparable prior period. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.3% for fiscal 2003 from 4.1% for the comparable prior period.

          Restaurant level operating profit (Non-GAAP Measure.) Restaurant level operating profit increased approximately $1.0 million, or 5.6%, to $19.0 million for fiscal 2003 compared with $18.0 million for the comparable prior period. Restaurant level operating profit as a percentage of restaurant sales decreased to 10.5% for fiscal 2003 from 11.4% for the comparable prior period. The decrease was due to higher restaurant expenses as a percent of sales associated with the opening of seven new restaurants in fiscal 2003. The income generated from new restaurants is typically lower during the first four months of operation compared to an existing restaurant. In addition, lower average restaurant sales resulted in fixed expenses being a higher percentage of revenues during fiscal 2003. Reconciliation of restaurant level operating profit to the most comparable GAAP measure, income from operations, is contained in footnote 1 to the table under "Management’s Discussion and Analysis" – Results of Operations on page 28 and 29.

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

           Pre-opening expense. Pre-opening expense increased $0.5 million to $3.1 million during fiscal 2003 from $2.6 million during the comparable prior period. We opened seven new restaurants in fiscal 2003 and opened six new restaurants for the comparable prior period. Although pre-opening expense is incurred prior to the opening of a new restaurant, we continue to incur pre-opening expense for trainers up to two weeks after a new restaurant opens. Pre-opening expense has historically been approximately $0.4 million per location.

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

Liquidity and capital resources

           As of June 27, 2004, our unrestricted cash balance was $1.4 million and our restricted cash balance was $0.1 million. The restricted cash balance primarily serves as collateral for performance obligations. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies engaged in the restaurant industry. Our net working capital decreased by $4.0 million in fiscal 2004 primarily as a result of using excess cash to reduce debt balances.

           For fiscal years 2004, 2003 and 2002, we generated cash flow from operating activities of $17.1 million, $10.1 million and $8.9 million, respectively. The increased cash flow from operating activities was due largely to our improved profitability and, to a smaller extent, due to increased cash from working capital changes. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At June 27, 2004, we had $56.5 million of such carryforwards and credits available through 2024 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

           A significant portion, if not all, of our cash flow generated from operating activities in each of the last three fiscal years has been invested in capital expenditures, the majority of which was for the construction of new stores. We opened seven new restaurants in both fiscal 2004 and fiscal 2003 and six new restaurants in fiscal 2002. The following table, in thousands, details our capital expenditures for the last three fiscal years along with funding provided from tenant improvement allowances. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures.

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
New store construction	$11,803	$21,708	$13,991
Existing store remodel and refurbishment	2,244	2,373	2,823
Corporate related capital expenditures	393	369	535
Purchase of equipment previously under
operating lease	1,422	-	-

Purchase of property and equipment	$15,862	$24,450	$17,349

Proceeds from tenant improvement allowances	$4,050	$6,350	$6,449

           Total capital expenditures for fiscal year 2005 are anticipated to be approximately $20.0 million, before tenant improvement allowances. These expenditures will primarily be for the construction of six new restaurants expected to open in fiscal 2005, construction for certain restaurants expected to open in early fiscal 2006 and for upgrades to existing restaurants. We review our capital expenditures budget on a monthly basis and amounts are subject to change. We are anticipating receiving cash for tenant improvement allowances of approximately $4.8 million for fiscal 2005.

           In January, 2003, we entered into an agreement with AEI Fund Management, Inc. ("AEI") for the development and sale/leaseback of up to seven new restaurants with an additional funding commitment of $24.5 million. At June 27, 2004, we had completed the construction of three restaurants under this commitment located in Houston, Texas, Cincinnati, Ohio and Orland Park, Illinois. The agreement expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven total restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions. For additional information on our agreement with AEI, please refer to the information provided under Note 6 to the accompanying consolidated financial statements, which information is incorporated by reference herein.

           We supplemented our operating cash flows over the last three years through various financing arrangements. In September 2002, we entered into a $5.0 million five-year term loan facility with General Electric Capital. This facility was collateralized by equipment. We borrowed $0.5 million of the funds in fiscal 2003 and the $4.5 million balance during the first quarter of fiscal 2004. These loans were repaid in fiscal 2004.

          In fiscal 2003, we received $15.0 million of gross proceeds from the issuance of 5.5% convertible subordinated notes (“notes”) and warrants. Approximately $1.4 million of issuance costs were incurred relative to the notes. The notes are due December 2007 and require interest only payments semi-annually.

           Also in fiscal 2003, we received approximately $5.0 million from the exercise of stock options. Most of the stock option exercises occurred as a result of a 10b5-1 stock trading plan under which our chief executive officer exercised 1.0 million stock options before the options expired at the end of fiscal 2003. The exercise price of the options and certain tax withholding liabilities were paid through tendering almost half of the exercised shares with a fair value of $3.6 million.

           In fiscal 2002, we entered into two term loans totaling $5.0 million with General Electric Capital collateralized by equipment. As of June 27, 2004, we had approximately $1.8 million outstanding under these term loans. These loans bear interest at the 30-day commercial paper rate, plus 3.75% and mature between December 2006 and February 2007. Also in fiscal 2002, we received $1.8 million of proceeds from equipment capital lease transactions.

           In fiscal 2004 and fiscal 2003, we elected to prepay $15.2 million and $5.2 million, respectively, of our existing debt to reduce our annual interest costs. The funds to prepay the debt came from excess cash, the $15.0 million issuance of convertible notes in fiscal 2003 and borrowings under the new $25.0 million senior secured bank credit facility obtained in fiscal 2004. Prepayment penalties and a write-off of unamortized deferred financing fees totaling $587,000 and $290,000 were recorded in fiscal 2004 and fiscal 2003, respectively, as a result of prepaying the debt before its scheduled maturity.

           In March 2004, we obtained a three-year $25.0 million senior secured credit facility with a new lender, LaSalle Bank. We used a portion of the facility to refinance certain of our existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. Capitalized terms refer to defined terms in the senior secured credit facility. The facility limits the opening of new restaurants to a maximum of twenty-four over a three year period and also limits the amount of dividends and/or stock repurchases. As of June 27, 2004, the Company had $2.5 million of outstanding borrowings under this facility and had placed letters of credit of $1.3 million under the facility with $19.4 million available for additional borrowing. As of June 27, 2004, we were in compliance with all debt covenants and financial ratios.

           At June 27, 2004, we had a bank credit facility with First National Bank of Colorado under which we could borrow up to $2.0 million to provide short-term working capital and to support the issuance of letters of credit. As of June 27, 2004, we had no outstanding borrowings but had placed letters of credit of $1.8 million under this working capital facility. The Company has no intent to extend this facility past its January 2005 expiration in light of its new $25.0 million credit facility.

           For additional information regarding our material debt instruments, including our $15.0 million convertible subordinated notes and related warrants, $25.0 million senior secured credit facility with LaSalle Bank, and our $2.0 million bank credit facility with First National Bank of Colorado, please refer to the information provided under Note 7– "Long-term Debt", to the accompanying consolidated financial statements, which information is incorporated by reference herein.

           There will be cash payments during the next twelve months associated with predecessor company activities. Such cash payments will include settlements and on-going legal costs. We expect the total cash payments for these liabilities to be approximately $1.0 million, but the amounts could be higher depending on the final outcome of litigation. . For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 – "Commitments and Contingencies," to the accompanying consolidated financial statements, which information is incorporated by reference herein.During fiscal 2004, 2003 and 2002, we expended approximately $0.8 million, $1.0 million and $1.4 million related to the predecessor company matters.

           We believe our cash flow from operations, together with anticipated tenant improvement allowances of approximately $4.8 million and funds available under our $25.0 million credit facility ($19.4 million available at June 27, 2004) will be sufficient to fund our operations, debt repayment and expansion at least through the end of fiscal 2005. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and grow our business.

Contractual obligations and commitments

Payments, including interest, due by period as of June 27, 2004 (in 000's)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$217,475	$15,798	$32,249	$32,426	$137,002
Long-term debt	22,514	1,937	5,164	15,413	-
Letters of credit	2,092	2,092	-	-	-
Construction commitments	7,618	7,618	-	-	-
Build-to-suit construction commitments	192	192	-	-	-

	$249,891	$27,637	$37,413	$47,839	$137,002

           We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. Our restaurant leases also contain provisions that require additional rent payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

           Our long-term debt is principally comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007, unless otherwise earlier converted into our common stock. Additionally, at June 27, 2004, we had term debt balances of $1.8 million and $2.5 million of loans outstanding under our revolving credit facility. The credit facility borrowings mature in March 2007.

           We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

           We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at June 27, 2004 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

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

Seansonality

           Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2004 and 2003, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Item 7A.           Quantitative and Qualitative Market Risk Disclosures

           We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

           At June 27, 2004, we were exposed to interest rate fluctuations on approximately $4.3 million of notes payable and bank credit facility borrowings carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $43,000.

           We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of June 27, 2004, we had no such funds invested in short-term maturing investments.

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

Item 8.           Financial Statements and Supplementary Data.

           The information required under this Item 8 is set forth on pages F-1 through F-27 of this Report.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A.           Controls and Procedures.

           We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

           Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2004, the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2004.

           During the quarter ended June 27, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.           Directors and Executive Officers of the Registrant.

           Part of the information required by this Item is incorporated herein by reference to the information from the section captioned “Election of Directors” contained in the Proxy Statement for the Company's Annual Shareholder's Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Our executive officers include the following persons:

Name	Age	Positions
William H. Baumhauer Donnie N. Lamb Frederick J. Dreibholz Donna L. Depoian David J. Miller	56 51 49 44 53	Chairman, President and Chief Executive Officer
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

           Donnie N. Lamb. Mr. Lamb has served as our senior vice president and chief operating officer since August 2002. Mr. Lamb started his employment with the Company in August 1996. He served as a director of operations from August 1996 through August 1999 when he was promoted to vice president – operations. Prior to August 1996, Mr. Lamb held multi-unit management positions with Houlihan’s and Ruby Tuesday, Inc.

           Frederick J. Dreibholz. Mr. Dreibholz has served as our vice president, chief financial officer and treasurer since October 1999. From November 1998 to October 1999, Mr. Dreibholz acted as a consultant to numerous restaurant and food service clients in South Florida and New York City. From April 1998 to November 1998, he served as chief financial officer of Unique Restaurant Concepts, Inc. and Sforza Enterprises, Inc. From November 1987 to April 1998, he served as chief financial officer of Flik International Corp.

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

Item 11.           Executive Compensation.

           The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement for the Company's Annual Shareholder's Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 12.           Security Ownership of Certain Beneficial Owners and Management.

           The information required by this Item is incorporated by reference to the section captioned “Principal and Management Shareholders” contained in the Proxy Statement for the Company's Annual Shareholder's Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 13.           Certain Relationships And Related Transactions.

           The information required by this Item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for the Company's Annual Shareholder's Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 14.           Independent Registered Public Accountant and Fees.

           The information required by this Item is incorporated by reference from the section captioned “Audit and Other Fees” contained in the Proxy Statement for the Company's Annual Shareholder's Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     The following are being filed as part of this Annual Report on Form 10-K.

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - As of June 27, 2004 and June 29, 2003

Consolidated Statements of Operations — Fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002

Consolidated Statements of Cash Flows — Fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002

Notes to Consolidated Financial Statements for the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002.

2. Financial Statement Schedules:

There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

3. Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto”, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

2.5	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated By-laws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company's Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4*	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5*	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6*	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.8	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.9	Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 30, 2002.

10.10	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.11	First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 29, 2002.

10.12	Master Credit Facility Agreement, dated as of February 14, 2003, by and between Champps Entertainment, Inc. and First National Bank of Colorado, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 30, 2003.

10.13*	Amended and Restated Employment Contract, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 28, 2003.

10.14*	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.15	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and Sysco incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.16	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP.

31.1**	Certification by William H. Baumhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1**	Champps Entertainment, Inc. Policy Statements: Code of Conduct and Ethics incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 28, 2003.

*  Identifies each management contract or compensatory plan or arrangement.
** Filed herewith.

(b)      Reports on Form 8-K

           Current reports on Form 8-K filed during the fourth quarter ended June 27, 2004:

Current report on Form 8-K furnished pursuant to Item 12 (Results of Operations and Financial Condition) on April 29, 2004 announcing results for its third quarter of fiscal 2004 ended March 28, 2004.

(c)      Financial Statement Schedules:

           There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

2.5	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated By-laws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company's Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.8	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.9	Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 30, 2002.

10.10	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.11	First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 29, 2002.

10.12	Master Credit Facility Agreement, dated as of February 14, 2003, by and between Champps Entertainment, Inc. and First National Bank of Colorado, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 30, 2003.

10.13	Amended and Restated Employment Contract, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 28, 2003.

10.14	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.15	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and Sysco incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.16	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification by William H. Baumhauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by William H. Baumhauer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Champps Entertainment, Inc. Policy Statements: Code of Conduct and Ethics incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 28, 2003.

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

Date: September 3, 2004

By: /s/ Frederick J. Dreibholz
Frederick J. Dreibholz
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: September 3, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature	Title	Date
/s/ William H. Baumhauer /s/ Timothy Barakett /s/ Stephen F. Edwards /s/ James Goodwin /s/ Ian Hamilton /s/ Michael O'Donnell /s/ Charles G. Phillips /s/ Nathaniel Rothschild /s/ Alan D. Schwartz	Chairman of the Board Director Director Director Director Director Director Director Director	September 3, 2004 August 26, 2004 August 25, 2004 August 26, 2004 August 24, 2004 August 25, 2004 August 25, 2004 August 26, 2004 August 25, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Champps Entertainment, Inc.:

           We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the “Company”) and subsidiaries as of June 27, 2004 and June 29, 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 27, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of June 27, 2004 and June 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 27, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
August 18, 2004

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of June 27, 2004 and June 29, 2003
(In thousands, except share data)

	June 27, 2004	June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$1,449	$5,055
Restricted cash (Note 1)	101	741
Accounts receivable (Note 1)	3,046	2,669
Inventories (Note 1)	4,394	3,594
Prepaid expenses and other current assets (Notes 1 and 2)	1,782	6,066
Deferred tax assets (Notes 1 and 8)	2,825	2,000

Total current assets	13,597	20,125
Property and equipment, net (Notes 1 and 3)	89,153	83,613
Goodwill (Note 1)	5,069	5,069
Deferred tax assets (Notes 1 and 8)	21,093	22,675
Other assets, net (Notes 1 and 4)	2,581	2,467

Total assets	$131,493	$133,949

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	$5,403
Accrued expenses (Notes 5 and 9)	9,178	9,750
Current portion of capital lease obligations	-	528
Current portion of long-term debt (Note 7)	942	1,244

Total current liabilities	14,435	16,925
Capital lease obligations, net of current portion	-	635
Long-term debt, net of current portion (Note 7)	17,621	26,143
Other long-term liabilities (Notes 5 and 9)	20,897	17,501

Total liabilities	52,953	61,204

Commitments and contingencies (Note 9)
Shareholders' equity (Notes 1, 10 and 11):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	-	-
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,285,253 and 13,235,638 shares issued at June 27, 2004
and June 29, 2003, respectively)	133	132
Additional paid-in capital	90,393	89,816
Accumulated deficit	(8,627)	(13,620)
Accumulated other comprehensive income	224	-
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	78,540	72,745

Total liabilities and shareholders' equity	$131,493	$133,949

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands, except per share data)

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Revenue:
Sales (Note 1)	$210,923	$180,115	$157,889
Franchising and royalty, net (Note 1)	579	616	648

Total revenue	211,502	180,731	158,537

Costs and expenses:
Cost of sales and operating expenses	180,820	156,614	136,101
General and administrative expenses	10,791	9,938	8,599
Depreciation and amortization	9,679	7,627	6,435
Other (income) expense, net	135	262	(12)

Income from operations	10,077	6,290	7,414
Other (income) expense:
Interest expense and income, net	2,101	1,826	1,613
Expenses related to predecessor companies (Note 9)	1,171	282	305
Debt extinguishment costs (Note 7)	587	290	-

Income from continuing operations	6,218	3,892	5,496
Loss from discontinued operations,
net of tax of $83 (Note 9)	-	-	(153)

Income before income taxes	6,218	3,892	5,343
Income tax expense (benefit) (Note 8)	1,225	(13,201)	209

Net income	$4,993	$17,093	$5,134

Basic income (loss) per share (Note 10):
Income before discontinued operations	$0.39	$1.36	$0.43
Loss from discontinued operations	-	-	(0.01)

Net income	$0.39	$1.36	$0.42

Diluted income (loss) per share (Note 10):
Income before discontinued operations	$0.38	$1.28	$0.41
Loss from discontinued operations	-	-	(0.01)

Net income	$0.38	$1.28	$0.40

Basic weighted average shares outstanding	12,793	12,536	12,104

Diluted weighted average shares outstanding	13,000	13,683	12,864

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands, except share data)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance as of July 1, 2004	12,017,647	$120	$80,343	$(35,847)	$-	-	$-	$44,616
Net income	-	-	-	5,134	-	-	-	5,134
Common shares issued
(Note 11)	156,877	2	902	-	-	-	-	904
Income tax benefit of
stock options exercised	-	-	162	-	-	-	-	162
Non-cash stock
compensation	-	-	189	-	-	-	-	189
Interest on loan for exercise
of stock options (Note 13)	-	-	(50)	-	-	-	-	(50)

Balance as of June 30, 2002	12,174,524	122	81,546	(30,713)	-	-	-	50,955
Net income	-	-	-	17,093	-	-	-	17,093
Common shares issued
(Note 11)	1,061,114	10	4,956	-	-	-	-	4,966
Income tax benefit of
stock options exercised	-	-	2,087	-	-	-	-	2,087
Fair value of common stock
warrants issued (Note 10	-	-	905	-	-	-	-	905
Repurchase of common shares
(Note 11)	-	-	-	-	-	471,588	(3,583)	(3,583)
Interest on loan for exercise
of stock options (Note 13)	-	-	(28)	-	-	-	-	(28)
Repayment of loan for
exercise of stock options
(Note 13)	-	-	350	-	-	-	-	350

Balance as of June 29, 2003	13,235,638	132	89,816	(13,620)	-	471,588	(3,583)	72,745
Net income	-	-	-	4,993	-	-	-	4,993
Unrealized gains on equity
securities, net of tax
of $55	-	-	-	-	224	-	-	224

Total comprehensive
income				-				5,217
Common shares issued	49,615	1	254	-	-	-	-	255
Income tax benefit of
stock options exercised	-	-	9	-	-	-	-	9
Interest on loan for exercise
of stock options (Note 13)	-	-	(2)	-	-	-	-	(2)
Repayment of loan for exercise
exercise of stock options
(Note 13)	-	-	316	-	-	-	-	316

Balance as of June 27	13,285,253	$133	$90,393	$(8,627)	$224	471,588	$(3,583)	$78,540

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands)

	June 27, 2004	June 29, 2003	June 30, 2002
Cash flows from operating activities:
Net income	$4,993	$17,093	$5,134
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization Notes 1,3 and 4)	10,058	8,004	6,801
Amortization of notes payable discount	201	109	-
Loss on disposal of assets	257	276	-
Non-cash compensation (Note 11)	-	-	189
Income tax benefit of stock options exercised	9	2,087	162
Interest on loan for exercise of stock options (Note 13)	(2)	(28)	(50)
Deferred income taxes (Note 8)	702	(15,963)	(559)
Changes in assets and liabilities:
Accounts receivable (Note 1)	(377)	1	(152)
Inventories (Note 1)	(800)	(893)	(407)
Prepaid expenses and other current assets (Notes 1 and 2)	4,284	(2,957)	147
Accounts payable	(1,088)	573	(408)
Accrued expenses (Note 5)	(572)	2,745	(1,303)
Other assets (Notes 1 and 4)	118	8	(187)
Other long-term liabilities (Note 5)	(654)	(940)	(455)

Net cash provided by operating activities	17,129	10,115	8,912

Cash flows from investing activities:
Purchase of property and equipment	(15,862)	(24,450)	(17,349)
Proceeds from disposal of assets	54	139	-
Change in restricted cash	640	289	(276)
Repayment of loan for exercise of stock options	316	350	-

Net cash used in investing activities	(14,852)	(23,672)	(17,625)

Cash flows from financing activities:
Proceeds from issuance of common stock (Note 11)	255	4,966	904
Proceeds from issuance of convertible subordinated notes
and common stock warrants (Notes 7 and 10)	-	115,000	-
Issuance costs for subordinated convertible notes and common
stock warrants (Notes 7 and 10)	-	(1,375)	-
Repurchase of common stock (Note 11)	-	(3,583)	-
Repayment of long-term debt and capitalized lease obligations	(21,038)	(7,889)	(2,096)
Proceeds from long-term debt (Note 7)	10,850	500	5,000
Proceeds from capital lease transactions	-	-	1,838
Proceeds from tenant improvement allowances	4,050	6,350	6,449

Net cash provided by (used in) financing activities	(5,883)	13,969	12,095

Net change in cash and cash equivalents	(3,606)	412	3,382
Cash and cash equivalents, beginning of period	5,055	4,643	1,261

Cash and cash equivalents, end of period (Note 1)	$1,449	$5,055	$4,643

CONTINUED

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands)

	June 27, 2004	June 29, 2003	June 30, 2002
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$1,851	$1,441	$1,613
Income taxes, net of refunds	467	541	175
Supplemental disclosures of non-cash
investing and financing activities:
Tenant improvement allowances not yet received	-	$(325)	$753

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002

1. Summary of Significant Accounting Policies

Background

          Champps Entertainment, Inc. (the “Company”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. ("DAKA International"). At June 27, 2004, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise Champps casual dining restaurants that serve customers in upscale restaurant settings in 22 states throughout the United States with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas.

Basis of Presentation

          The accompanying consolidated financial statements include the accounts of the Champps Entertainment, Inc. and its consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain accounts have been reclassified in prior year’s consolidated financial statements to be consistent with the June 27, 2004 presentation.

Fiscal Year

          The Company’s fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002, are referred to as fiscal 2004, 2003, and 2002, respectively. Fiscal 2004, 2003 and 2002 each consisted of 52 weeks. The Company’s upcoming fiscal 2005 will consist of 53 weeks.

Significant Estimates

          In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company’s consolidated financial statements include the useful lives and recoverability of property and equipment, the recoverability of goodwill, the valuation allowance for deferred tax assets, accruals for the self insured risk relating to workers’ compensation and general liability, accruals for loss contingencies and accruals relating to representations and warranties provided in connection with the spin-off of DAKA International, Inc. in 1997 and the Fuddruckers sale in 1998. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

          Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value due to their short-term maturities. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $101,000 and $741,000 at June 27, 2004 and June 29, 2003, respectively. Such collateral commitments expire within the twelve-month period after the balance sheet dates presented and accordingly, have been classified as current assets in the accompanying consolidated balance sheets.

Accounts Receivable

          Accounts receivable consist largely of credit card receivables representing three to four days’ credit card sales that have not, at the balance sheet date, been processed by the credit card processor and remitted to the Company. Accounts receivable also includes amounts due from the Company’s franchisees for the payment of franchise royalty fees that are paid monthly in arrears and other receivables that may arise in the ordinary course of business. The Company’s allowance for uncollectible accounts receivable and related bad debt expense are not significant.

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

The components of inventories were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Food and liquor products	$1,341	$1,149
Smallwares	2,073	1,752
Supplies	980	693

Total inventory	$4,394	$3,594

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

Capitalized Construction Costs

           The Company capitalizes as part of its new restaurant construction certain directly related pre-construction development and site acquisition costs primarily consisting of broker and site investigation costs. Additionally, direct external construction management oversight and insurance builders risk costs are capitalized as part of the projects.

          The Company also capitalizes interest as part of its new restaurant construction. Interest capitalized is based upon the weighted-average of accumulated expenditures. The interest capitalization period commences when expenditures are made to prepare an asset for its intended use and interest costs are incurred. The interest capitalization period ends when the restaurant opens or when the asset is substantially complete and ready for service. The Company utilizes an interest rate based upon the weighted average of the rates applicable to other borrowings of the enterprise during the assets’ construction period, unless the interest expense is directly related to the construction project. If interest expenses are not incurred during the construction periods, no interest capitalization is recorded.

          The Company accumulates its costs in its construction-in-progress account until the restaurant opens. At that time, the costs accumulated to date are reclassified to property, plant and equipment and are depreciated over their useful lives.

Renovations, Improvements and Repairs and Maintenance

          As is typical in the restaurant industry, the Company renovates, remodels or improves its restaurants (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. Each of these expenditures provides a future economic benefit and is capitalized accordingly. While the Company believes its useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company has an asset retirement policy and any assets that are replaced are retired. In fiscal years 2004, 2003 and 2002, the Company capitalized $2.2 million, $2.4 million and $2.8 million, respectively, related to renovations, remodels and improvements to existing restaurants. The Company currently has a capitalization threshold of $1,500 and any costs for singular items below this threshold are expensed.

          The Company routinely has repairs and maintenance to its facilities and equipment. In fiscal years 2004, 2003 and 2002, the Company recorded repair and maintenance expense of $3.7 million, $3.4 million and $2.8 million, respectively. These repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities (e.g. electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs).

Property and Equipment

          Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the initial lease term, contract term or the asset’s estimated useful life. Useful lives range from 15 to 35 years for buildings and leasehold improvements, 5 to 7 years for restaurant equipment, 3 years for software and 5 years for computers and audio-visual equipment.

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

Impairment or Disposal of Long-Lived Assets and Goodwill

          The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. The Company evaluates each individual restaurant for impairment. Each restaurant has cash flows that are largely independent and its assets and liabilities are largely independent from other assets and liabilities. In addition, the Company evaluates each individual restaurant for impairment after it has been open six full quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. Impairment testing is completed whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company considers four consecutive quarters of negative cash flow or losses to be a potential for an individual restaurant to be impaired and utilizes a present value technique in determining fair value. The present value technique used utilizes a single set of estimated cash flows and a single interest rate that is commensurate with the risk of the operation.

          The Company evaluates impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, the Company is required to assess impairment at least annually by means of a fair value-based test. The determination of fair value requires the Company to make certain assumptions and estimates related to the two restaurants for which its goodwill relates and is highly subjective.

Loss Contingencies and Self-Insurance Reserves

          The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. Contingent obligations are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that the Company assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company’s financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Reserves for self-insurance are determined based on the insurance companies incurred loss estimates, industry development factors and management’s judgment.

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

Revenue Recognition

           Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues from our gift cards are recognized upon redemption. Until redemption of the gift cards, outstanding balances on such cards are included in “other accrued expenses” on our accompanying consolidated balance sheets.

Franchising and Royalty Income

          Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $579,000, $616,000 and $648,000 during 2004, 2003 and 2002, respectively.

          Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal 2004, 2003 or 2002.

Advertising Costs

          Advertising costs are expensed as incurred. Advertising expenses were $4.7 million, $4.1 million and $3.5 million in fiscal 2004, 2003 and 2002, respectively.

Pre-opening Expense

          Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations. Pre-opening costs are principally comprised of training-related costs. Pre-opening expenses were $1.9 million, $3.1 million and $2.6 million in fiscal 2004, 2003 and 2002, respectively.

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

           SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price is equal to or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees.

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

          Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in 000's except earnings per share data):

	June 27, 2004	June 29, 2003	June 30, 2002
Net earnings, as reported	$4,993	$17,093	$5,134
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	-	-	181
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(524)	(264)	(511)

Pro forma net income	$4,469	$16,829	$4,804

Earnings per share:
Basic - as reported	$0.39	$1.36	$0.42
Basic - pro forma	0.35	1.34	0.40
Diluted - as reported	$0.38	$1.28	$0.40
Diluted - pro forma	0.34	1.26	0.37

          The fair value of each stock option granted in 2004, 2003 and 2002 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model.

          The following key assumptions were used to value grants issued for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2002	3.25%	2.8 Years	72.0%	0.00%
2003	1.40%	2.4 Years	88.0%	0.00%
2004	2.06%	2.8 Years	98.0%	0.00%

Comprehensive Income

          Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income in 2004 was comprised of unrealized investment gains on available for sale securities.

2. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Prepaid rents, real estate taxes and related costs	$3	$1,225
Prepaid insurance	981	1,402
Prepaid licenses and permits	187	152
Prepaid contracts and other	611	554
Build-to-suit construction costs	-	2,733

	$1,782	$6,066

          The build-to-suit construction costs relate to construction projects where the Company is considered the owner. One such project was under development at June 29, 2003 while no such projects were under development at June 27, 2004.

3. Property and Equipment

Property and equipment consisted of the following (in 000‘s):

	June 27, 2004	June 29, 2003
Land	$2,923	$2,923
Buildings & leasehold improvements	76,704	64,234
Software	1,268	952
Equipment	46,777	34,609
Equipment under capital lease	-	3,859
Construction in progress	2,222	8,489

	129,894	115,066
Accumulated depreciation and amortization	(40,741)	(31,453)

Total property and equipment	$89,153	$83,613

          In fiscal 2004, the Company acquired certain equipment under capital lease. Accumulated depreciation for equipment under capital lease totaled $1,921,000 at June 29, 2003.

          General and administrative expense on the consolidated statement of operations included $379,000, $377,000 and $366,000 of depreciation and amortization expense for the years ended June 27, 2004, June 29, 2003 and June 30, 2002.

          All personal property and real property of the Company are secured by a blanket lien under the Company’s $25.0 million senior secured credit facility.

4. Other Assets, Net

The components of other assets were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Deferred financing costs	$1,368	$1,632
Liquor licenses	745	553
Available for sale securities	279	-
Long-term deposits	90	139
Other	99	143

	$2,581	$2,467

          The available for sale securities are common stock investments held by the Company which are reported at fair value, with unrealized gains, net of tax, reported as a separate component of shareholders’ equity. The Company has a zero cost basis in these securities. The securities were sold in July 2004 for $294,000.

          Accumulated amortization for other assets, net totaled $990,000 and $426,000 at June 27, 2004 and June 29, 2003, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Salaries, wages and related taxes	$2,721	$1,990
Accrued taxes, predominantly sales and estimated property	2,291	2,320
Build-to-suit construction liability	-	2,733
Accrued insurance	1,714	671
Predecessor obligations (sales taxes, legal and insurance)	1,015	598
Other	1,437	1,438

	$9,178	$9,750

The components of other long-term liabilities were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Tenant improvement allowances	$17,998	$15,278
Deferred rents	2,889	2,163
Predecessor obligations (sales taxes, legal and insurance)	-	50
Other	10	10

	$20,897	$17,501

          Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. Tenant improvement allowances of $4.1 million were received for new restaurants during the current fiscal year.

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

          The Company has a commitment for the development and sale/leaseback of up to seven restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment through an agreement executed January 8, 2003. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

          As of June 27, 2004 and June 29, 2003, the Company had none and $2.7 million, respectively, of construction costs that had been funded by AEI. Since the projects were not complete as of those dates and the Company had additional obligations relative to the development agreements, the Company is considered the owner of the projects during the construction period. These amounts are classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets.

          Future minimum lease payments pursuant to leases with non-cancelable lease terms excluding option periods in excess of one year at June 27, 2004 were as follows (in 000‘s):

Fiscal Years Ending	Operating Leases
2005	$15,798
2006	16,007
2007	16,242
2008	16,427
2009	15,999
Thereafter	137,002

Total future minimum lease payments	$217,475

          Total rent expense in 2004, 2003 and 2002 approximated $13,497,000, $11,800,000 and $10,160,000, respectively. Contingent rentals in rent expense for 2004, 2003 and 2002 approximated $362,000, $382,000 and $526,000, respectively.

7. Long-term Debt

Long-term debt consisted of the following (in 000‘s):

Lender	Interest rate	Face amount	June 27, 2004	June 29, 2003	Nature of debt	Nature of collateral	Maturity
Convertible Subordinated Notes	5.50%	$15,000	$14,305	14,104	Note Payable	Unsecured	Dec., 2007
LaSalle Bank N.A.	Prime - Prime + .50% or LIBOR +2-3%	25,000	2,500	-	Revolving Line of Credit	All personal & real property	Mar., 2007
GE Capital	CP + 3.75%	3,022	979	2,197	Note Payable	Equipment	Dec., 2006
GE Capital	CP + 3.75%	1,978	779	1,499	Note Payable	Equipment	Feb., 2007
GE Capital	CP + 3.75%	5,000	-	500	Note Payable	Equipment	Feb., 2007
FINOVA	10.36%	4,750	-	4,507	Mortgage	Leasehold	May, 2010
FINOVA	10.36%	4,750	-	4,507	Mortgage	Leasehold	May, 2010
Former Employee	10.00%	500	-	73	Note Payable	Unsecured	Dec., 2003

			$18,563	$27,387

Less current portion			942	1,244

Debt, net of current portion			$17,621	$26,143

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

          In March 2004, the Company finalized a three-year $25,000,000 senior secured credit facility with a new lender, LaSalle Bank. The facility may be used to refinance certain existing debt, support growth and general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility bear interest depending on a total funded debt to EBITDA ratio and may range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. An up-front fee of $188,000 was paid and we are required to pay an annual unused commitment fee of between 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of June 27, 2004, the Company had $2,500,000 of outstanding borrowings and $1,330,000 of letters of credit placed under this facility with $19,412,000 available for additional borrowings. The weighted-average annual interest rate on credit line borrowings at June 27, 2004 was 3.7%.

          In February 2003, the Company finalized a commitment for bank financing with First National Bank of Colorado under which it could borrow up to $8,000,000. The commitment had two parts: $2,000,000 available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 available to provide interim financing associated with construction of new restaurant locations. The Company cancelled the $6,000,000 interim construction financing facility in April 2004 as a result of the placement of a new facility with a new lender. The working capital facility expires in January 2005 at which time all outstanding borrowings are due. Outstanding borrowings bear interest at the Wall Street Journal prime rate and require monthly interest payments. There was an initial commitment fee of $42,500. The Company is required to maintain a funded debt to EBITDA (earnings before interest, tax, depreciation and amortization) ratio of not more than 2 to 1 and a debt to tangible net worth ratio not to exceed 1.25 to 1. Also, the Company is limited to $5,000,000 of annual replacement capital expenditures and the $2,000,000 working capital line must be repaid for 10 consecutive days each quarter. As of June 27, 2004, no amounts were drawn and $1.8 million of letters of credit were placed under this commitment.

          The GE Capital loans require that the Company maintain a maximum debt to net worth ratio, a minimum debt coverage ratio, a minimum ratio of earnings before interest, taxes, depreciation and amortization compared to debt and a maximum funded indebtedness ratio.

          In September 2002, the Company executed a proposal for an additional $5,000,000 term loan collateralized with equipment with GE Capital. The Company received $500,000 of proceeds in fiscal 2003 and received the remaining $4,500,000 from the loan in August 2003. These loans were repaid in late fiscal 2004.

          At June 27, 2004, the Company was in compliance with all debt covenants and required financial ratios under its debt agreements.

           In fiscal 2004 and 2003, the Company repaid certain debt with existing balances totaling $15,200,000 and $5,200,000 respectively, before scheduled maturity. Related prepayment costs and unamortized debt issuances costs totaling $587,000 and $290,000, respectively, were recorded as debt extinguishment costs in the accompanying consolidated statement of operations.

          The Company incurred interest expense of $2,480,000, $2,372,000 and $2,039,000 in fiscal years 2004, 2003 and 2002, respectively. Of these amounts, $142,000, $310,000 and $271,000 were capitalized in each respective year. Interest income totaled $237,000, $236,000 and $155,000 in 2004, 2003 and 2002, respectively.

          Principal amounts of long-term debt outstanding as of June 27, 2004 due during each of the four succeeding fiscal years were $942,000 in 2005, $620,000 in 2006, $2,696,000 in 2007 and $14,305,000 in 2008.

8. Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000‘s):

	June 27, 2004	June 29, 2003
Deferred tax assets:
Net operating loss carryforwards	$17,916	$19,875
Deferred rent	1,569	1,887
FICA tip tax credits	5,560	3,500
Accrued expenses	1,236	776
Capital leases	-	477
Other	-	76

Total deferred tax assets	26,281	26,591

Deferred tax liabilities:
Property and equipment	$(1,829)	$(1,563)
Goodwill	(497)	(353)
Other	(37)	-

Total deferred tax liabilities	$(2,363)	$(1,916)

Net deferred tax assets	$23,918	$24,675

Current portion	$2,825	$2,000
Long-term	21,093	22,675

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit) (in 000‘s):

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Income tax provision computed at statutory federal
income tax rates	$2,176	$1,363	$1,841
FICA tip tax credit	(1,339)	(1,007)	(614)
Non- deductible costs	28	24	23
Decrease in the valuation allowance	-	(15,195)	(1,763)
State income tax provision, net of federal benefit	340	754	188
Expired net operating loss carryforward	-	707	-
Other, net	20	153	534

Income tax expense (benefit)	$1,225	$(13,201)	$209

          Total income tax expense includes current income tax expense of $523,000, $2,762,000 and $768,000 and deferred income tax expense (benefit) of $702,000, ($15,963,000) and ($559,000) in 2004, 2003 and 2002, respectively. As of June 27, 2004, the Company had federal net operating loss carryforwards of approximately $50.9 million expiring at various dates through 2020. The Company’s FICA tip tax credits totaling $5.6 million may be used to offset federal income taxes and expire at various dates through 2024. During fiscal 2003, the Company determined that it was more likely than not that it would realize the tax benefits of its deferred tax assets based on projections of future taxable income and the reversal of deferred tax liabilities. As a result, the valuation allowance on deferred tax assets decreased $15,195,000 in fiscal 2003. The valuation allowance on deferred tax assets decreased $1,763,000 in fiscal 2002.

          Average annual taxable income of approximately $3.0 million would need to be generated over the future carryforward years for full realization of the deferred tax asset related to the net operating loss carryforwards. Estimated taxable income for the fiscal year ended June 27, 2004 was $6.0 million.

9. Commitments and Contingencies

Fuddruckers Representations and Indemnity

           The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company, certain of these representations and warranties survived the closing which expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

          The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During 2004, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

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

          Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA International through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off of DAKA, the Company is obligated to indemnify Compass for all claims arising subsequent to the effective date of the spin-off including claims related to associates of DAKA International not continuing with the Company after the spin-off, that relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation to further indemnify Compass after June 27, 2004 are adequately accrued.

Tax Contingencies

           In December 2001, the State of Florida proposed to assess subsidiaries of DAKA International $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001. The Company was contractually obligated to indemnify DAKA for this matter. In February 2004, the Company paid $0.1 million to the Florida Department of Revenue in full settlement of the matter.

           Additionally, the Company, from time-to-time, has been party to various other assessments of taxes, penalties and interest from Federal and state agencies. Tax reserves are accrued based upon the Company’s estimates of the ultimate settlement of the contingencies. The Company believes that amounts are adequately accrued. Actual amounts required to settle those obligations may exceed those estimates.

Litigation

           The Company has agreed to assume certain contingent liabilities of DAKA International in connection with the spin-off and has agreed to assume certain contingent liabilities of Fuddruckers for periods prior to its sale to King Cannon.

           In connection with the spin-off of DAKA International, Inc. in late 1997, the Company assumed certain contingent liabilities of DAKA International and its subsidiary, Daka, Inc. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. Under our Post-Closing Covenant Agreement with DAKA, the Company has been responsible for handling the defense of these claims, including the appeals. The Court of Appeals affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court of Appeals vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for redetermination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004, the Company paid approximately $0.6 million for these items including accrued interest. On remand, by Order dated May 26, 2004, the trial court awarded punitive damages in the amount of $937,500. The Company accrued a liability for the full amount of this award in the fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. In addition on June 23, 2004, plaintiff’s counsel filed a motion for additional attorney’s fees in the amount of $375,000 which has not been accrued for by the Company. Daka plans to vigorously oppose this motion and in the event the trial court grants the motion for attorneys’ fees in whole or in part, Daka plans to file a Notice of Appeal for the award of the legal fees. Depending on the timing and nature of the ruling by the Court of Appeals, the Company also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

          Revisions to the estimate may be made in the future and will be reported in the period in which additional information is known. Based upon the Company’s analysis, and the advice of outside legal counsel, the Company believes that the ultimate outcome of this matter will not have any further material adverse effect on the Company’s consolidated financial position or results of operations.

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

Reserves

          The Company had previously recorded liabilities as of June 27, 1999 associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. Adjustments to the reserves are recorded as a charge or credit to expense based upon changes in management’s estimate of the amount of the ultimate settlement. The Company believes that these reserves are adequate to provide for the outcome of the related contingencies. Such amounts are expected to be paid over the next year as the amounts become known and payable.

The following table displays the activity and balances relating to the reserves (in 000‘s):

Predecessor Obligations
Balance at July 1, 2001	$2,266
Expense recognition	541
Payments	(1,435)

Balance at June 30, 2002	1,372
Expense recognition	282
Payments	(1,006)

Balance at June 29, 2003	648
Expense recognition	1,171
Payments	(804)

Balance at June 27, 2004	$1,015

           During fiscal 2004, the Company recognized additional liabilities of $1,171,000 related to adjustments to the liabilities for the McCrae vs. Daka litigation as a result of the appellate decision and trial court redetermination and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to the favorable settlement of the proposed assessment.

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

          The predecessor obligations reserves are included in the balances for accrued expenses and other long-term liabilities.

10. Shareholders’ Equity and Income Per Share

          The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 12,813,665 and 12,764,050 shares were issued and outstanding as of June 27, 2004 and June 29, 2003, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

          The Company’s credit arrangements restrict the amount of dividend payments or capital stock repurchases to a maximum amount of $7.5 million over a three year period beginning March 2004. Moreover, certain financial covenant ratios under the credit facilities require a minimum amount of tangible net worth, as defined.

           On December 16, 2002, the Company issued warrants to purchase 386,961 shares of common stock of the Company in conjunction with the issuance of the Notes described in Note 7. Each warrant is exercisable for one share of common stock at an initial exercise price of $11.10 per share, subject to adjustment upon certain events. The warrants are exercisable (in whole or in part) at any time on or before December 15, 2007, unless terminated earlier at the Company’s option upon certain events. At any time after December 15, 2004, if the closing price of common stock exceeds 175% of the then effective exercise price of the warrants for any 15 out of 20 consecutive trading days, the Company may terminate the warrants. Any unexercised warrants as of December 15, 2007 will automatically expire. The warrants had an estimated fair market value of $1,005,000 as of the date of issuance and were recorded as additional paid-in capital, net of issuance costs of $100,000.

The following table sets forth the computation of basic and diluted earnings per share (in 000’s except per share data):

	Fiscal Year Ended
	June 27, 2004		June 29, 2003		June 30, 2002
Basic income per share:
Income before discontinued operations	$4,993		$17,093		$5,287
Loss from discontinued operations	-		-		(153)

Net income	$4,993		$17,093		$5,134

Weighted average shares outstanding	12,793		12,536		12,104
Income before discontinued operations per share - basic	$0.39		$1.36		$0.43
Loss from discontinued operations per share - basic	-		-		(0.01)

Net income per share - basic	$0.39		$1.36		$0.42

Diluted income per share:
Income before discontinued operations	$4,993		$17,093		$5,287
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(d	)	415		(b )

Income before discontinued operations plus assumed conversions	4,993		17,508		5,287

Loss from discontinued operations	-		-		(153)

Net income plus assumed conversions	$4,993		$17,508		$5,134

Weighted average shares outstanding	12,793		12,536		12,104
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	207		389		760
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)	(b )
Assumed conversion of 5.5% convertible subordinated notes	(d	)	758		(b )

Total shares outstanding for computation of per share earnings	13,000		13,683		12,864

Income before discontinued operations per share - diluted	$0.38		$1.28		$0.41
Loss from discontinued operations per share - diluted	-		-		(0.01)

Net income per share - diluted	$0.38		$1.28		$0.40

(a)	For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, 220,763, 67,154 and 11,800 stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the securities had not yet been issued.
(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.
(d)	Not included in calculation because the assumed conversion of convertible notes into 1,407,129 common shares was anti-dilutive.

11. Stock Options and Employee Benefit Plans

Stock Options

          In 1997 and 2003, the Company adopted stock option and incentive plans for the benefit of the associates and non-employee directors of the Company whereby the Company authorized and reserved for issuance an aggregate of 2,615,000 shares of common stock. As of June 27, 2004, options to purchase approximately 742,000 shares of common stock remained available for grant under the plans.

           On November 4, 1999, the Company authorized and reserved for issuance 750,000 shares of common stock in connection with a non-qualified stock option agreement entered into with William H. Baumhauer, the Company’s chief executive officer. The options were to expire on June 30, 2001 and were exercisable at $4.00 per share. On September 28, 2000, Mr. Baumhauer's employment agreement was amended and restated. At that time the expiration date of the options previously granted on November 4, 1999 were extended to June 30, 2003. The Company recorded non-cash compensation expense of $189,000 and $286,000 for the years ended June 30, 2002 and July 1, 2001, respectively, related to the extension of termination dates on these options which resulted in a remeasurement date. Although the price of the options extended were above the fair market value on the original grant date, the price of the options were below the fair market value of the underlying stock on the extension date. The non-cash compensation expense was included in general and administrative expenses.

          On September 13, 2002, Mr. William Baumhauer announced he had entered into a stock trading plan, which complies with the requirements of Rule 10b5-1 of the Securities and Exchange Commission. Under the plan, Mr. Baumhauer may sell enough shares of stock which he owns to pay the price to exercise 1,009,000 stock options, pay the withholding taxes associated with the exercise of the stock options and repay a loan to the Company of $550,000. Rule 10b5-1 permits employees to adopt written plans at a time when they are not aware of material nonpublic information and to sell shares according to the plan on a regular basis, regardless of any subsequent nonpublic information they receive or the price of the stock at the time of the sale. Stock trading plans permitted under this rule allow an employee to minimize the effects of sales by spreading them over a more extended period than the traditional trading “windows” permitted under typical insider trading policies, and also avoid being prohibited from selling any shares for long periods of time due to nonpublic information they may possess during traditional windows.

          In fiscal 2003, Mr. Baumhauer exercised options to purchase 1,009,000 shares of common stock of the Company under this plan with an aggregate exercise price of approximately $4,620,000. Mr. Baumhauer satisfied the exercise price of options and paid certain of his withholding tax liabilities by tendering to the Company 471,588 common shares held by him more than six months and having a fair market value of approximately $3,583,000 plus cash of $1,037,000.

           On July 31, 2003, Mr. Baumhauer terminated the stock trading plan.

          The Company has granted options to the Company’s board of directors, its executive officers, managers and directors in the corporate office, the regional directors of operations and the general managers of the restaurants. In addition, options have been granted to the corporate office associates below the level of manager and director.

The following table presents activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2001	1,487,284	$4.76
Granted	274,250	7.50	6.85
Exercised	(124,726)	5.10
Forfeited	(71,253)	6.69

Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	4.94
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	6.97
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options Exercisable	Weighted Average Exercisable Price
June 30, 2002	1,196,717	4.67
June 29, 2003	367,936	5.82
June 27, 2004	561,227	5.81

The following table sets forth information regarding options outstanding at June 27, 2004:

Number of Options	Range of Prices	Weighted Average Price	Weighted Average Remaining Contractual Life	Number Currently Exerciseable	Weighted Average Grant Date Fair Value
108,701	$4.00 - $4.82	4.01	5.2	108,701	$4.01
320,019	4.94 - 5.75	5.28	7.6	254,435	5.37
386,600	6.03 - 7.11	6.93	8.5	33,250	6.45
221,468	7.50 - 13.80	7.54	7.2	164,841	7.55

In August 2004, the Company’s Board of Directors granted an additional 420,700 options to purchase common stock at a grant price of $7.85.

Employee Stock Purchase Plan

          The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “Purchase Plan”). As of June 27, 2004, 224,810 shares of common stock had been issued under the Purchase Plan. Under the Purchase Plan, eligible associates of the Company may participate in quarterly offerings of shares made by the Company. The participating associates purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2002, associates purchased 32,151 shares for a total of $207,000. In fiscal 2003, associates purchased 33,849 shares for a total of $252,000. In fiscal 2004, associates purchased 39,450 shares for a total of $191,000.

Employee Benefit Plan

          The Company sponsors a 401(k) retirement plan enabling associates to contribute up to 15% of their annual compensation. The Company’s discretionary contributions to the 401(k) Plan are determined by the Company’s Board of Directors. The Company’s contribution to the Plan for fiscal years 2003 and 2002 were $55,000 and $74,000, respectively. For fiscal 2004, the Company’s discretionary contribution estimate of $64,000 has been accrued and is pending approval by the Board of Directors.

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

13. Related Party Transactions

          In fiscal 2001, the Company amended Mr. William Baumhauer’s employment contract. Mr. Baumhauer is the Company’s chairman of the board, president and chief executive officer. As part of the amended employment contract, the Company loaned $550,000 to Mr. Baumhauer. The loan was evidenced by a promissory note that bears interest at 9.0% and was due on September 30, 2003. The proceeds of the loan were used to exercise options to purchase 178,000 shares of the Company’s common stock and pay related tax liabilities. The loan was secured by a pledge of the purchased stock. In fiscal 2003, Mr. Baumhauer repaid $350,000 of the loan. The remainder of the loan of $200,000 plus accrued interest of $116,000 was repaid in fiscal 2004.

14. Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows (in 000‘s except per share data):

Fiscal 2004	Quarter ended
	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004
Revenue	$48,885	$54,811	$54,165	$53,641
Pre-opening expenses	839	756	45	258
Expenses related to predecessor companies	39	166	54	912
Debt extinguishment costs	-	-	4	583
Income from continuing operations	815	2,775	2,332	296
Net income	604	2,053	1,827	509
Basic income per share:
Net income	0.05	0.16	0.14	0.04
Diluted income per share:
Net income	0.05	0.16	0.14	0.04
Fiscal 2003	Quarter ended
	September 29, 2002	December 29, 2002	March 30, 2003	June 29, 2003 (a)
Revenue	$41,480	$46,538	$46,184	$46,529
Pre-opening expenses	703	849	593	979
Expenses related to predecessor companies	-	-	272	10
Debt extinguishment costs	-	290	-	-
Income from continuing operations	1,010	1,843	671	368
Net income	972	1,768	544	13,809
Basic income per share:
Net income	0.08	0.14	0.04	1.08
Diluted income per share:
Net income	0.08	0.14	0.04	0.98

(a)	Net income in the fourth quarter of fiscal 2003 included a benefit for income taxes of $13.4 million as a result of the reversal of previously recorded deferred tax valuation allowance.