Form 10-Q
period 2004-10-03
CHAMPPS ENTERTAINMENT INC
filed 2004-11-05
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2004

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

Number of shares of Common Stock, $.01 par value, outstanding at November 1, 2004: 12,858,573 (excluding
471,588 shares held in our treasury).

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	Financial Statements:

 Consolidated Balance Sheets as of October 3, 2004 and June 27, 2004

 Consolidated Statements of Operations - Quarters Ended October 3, 2004
        and September 28, 2003

 Consolidated Statement of Shareholders' Equity - Quarter Ended October 3, 2004

Consolidated Statements of Cash Flows – Quarters Ended October 3, 2004 and
        September 28, 2003

Notes to Unaudited Consolidated Financial Statements – Quarters Ended
        October 3, 2004 and September 28, 2003

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures
1 2 3 4 5 12 23 24

PART II – OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Defaults upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits and Reports on Form 8-K	24 24 24 24 24 24

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of October 3, 2004 and June 27, 2004
(In thousands except share data)
(Unaudited)

	October 3, 2004	June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$--	$1,449
Restricted cash	--	101
Accounts receivable	3,272	3,046
Inventories	4,206	4,394
Prepaid expenses and other current assets (Note 7)	3,371	1,782
Deferred tax assets	2,825	2,825

Total current assets	13,674	13,597
Property and equipment, net	90,983	89,153
Goodwill	5,069	5,069
Deferred tax assets	20,828	21,093
Other assets, net (Note 8)	2,764	2,581

Total assets	$133,318	$131,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$1,753	$--
Accounts payable	4,055	4,315
Accrued expenses (Notes 4 and 9)	8,840	9,178
Current portion of long-term debt (Note 6)	955	942

Total current liabilities	15,603	14,435
Long-term debt, net of current portion (Note 6)	16,903	17,621
Other long-term liabilities (Notes 4 and 9)	20,904	20,897

Total liabilities	53,410	52,953

Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	--	--
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,319,777 and 13,285,253 shares issued at October 3, 2004
and June 27, 2004, respectively)	133	133
Additional paid-in capital	90,591	90,393
Accumulated deficit	(7,233)	(8,627)
Accumulated other comprehensive income	--	224
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	79,908	78,540

Total liabilities and shareholders' equity	$133,318	$131,493

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Quarters Ended October 3, 2004 and September 28, 2003
(In thousands except per share data)
(Unaudited)

	Quarters Ended
	October 3, 2004	September 28, 2003
Revenue
Sales	$55,344	$48,747
Franchising and royalty, net	153	138

Total revenue	55,497	48,885

Costs and expenses
Restaurant operating expenses:
Product costs	15,366	13,710
Labor costs	17,619	15,985
Other operating expenses	9,199	7,737
Occupancy	4,967	4,445
Depreciation and amortization	2,616	2,185

Total restaurant operating expenses	49,767	44,062

Restaurant operating and franchise contribution	5,730	4,823
General and administrative expenses	3,091	2,548
Pre-opening expenses	213	839
Other (income) expense	(142)	33

Income from operations	2,568	1,403
Other (income) expense:
Interest expense and income, net	374	549
Expenses related to predecessor companies	310	39

Income before income taxes	1,884	815
Income tax expense	490	211

Net income	$1,394	$604

Basic income per share (Note 3):	$0.11	$0.05

Diluted income per share (Note 3):	$0.11	$0.05

Basic weighted average shares outstanding	12,822	12,775

Diluted weighted average shares outstanding	13,079	12,860

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Quarter Ended October 3, 2004
(In thousands except share data)
(Unaudited)

	Common Stock					Treasury Stocholders'
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total Share holders' Equity
Balance as of June 27, 2004	13,285,253	133	90,393	(8,627)	224	471,588	(3,583)	78,540
Net income	--	--	--	1,394	--	--	--	1,394
Reclassification adjustment for the
gain on sale of securities realized
in net income	--	--	--	--	(224)	--	--	(224)
Common shares issued	34,524	--	198	--	--	--	--	198

Balance as of October 3, 2004	13,319,777	$133	$90,591	$(7,233)	$--	471,588	$(3,583)	$79,908

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended October 3, 2004 and September 28, 2003
(In thousands)
(Unaudited)

	October 3, 2004	September 28, 2003
Cash flows from operating activities:
Net income	$1,394	$604
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (Note 5)	2,725	2,272
Amortization of notes payable discount	50	50
Loss on disposal of assets	51	33
Interest on loan for exercise of stock options	--	(2)
Deferred income tax expense	320	138
Changes in assets and liabilities:
Accounts receivable	(226)	(315)
Inventories	188	(140)
Prepaid expenses and other current assets	(1,589)	(222)
Accounts payable	(260)	(1,810)
Accrued expenses	(338)	1,660
Other assets	(474)	78
Other long-term liabilities	7	(142)

Net cash provided by operating activities	1,848	2,204

Cash flows from investing activities:
Purchase of property and equipment	(4,633)	(4,081)
Proceeds from disposal of assets	39	--
Restricted cash balances	101	(1)
Repayment of loan for exercise of stock options	--	316

Net cash used in investing activities	(4,493)	(3,766)

Cash flows from financing activities:
Proceeds from cash overdraft	1,753	--
Proceeds from issuance of common stock	198	56
Repayment of long-term debt and capitalized lease obligations	(755)	(809)
Proceeds from long-term debt	--	4,851
Proceeds from capital lease transactions	--	--
Proceeds from tenant improvement allowances	--	1,417

Net cash provided by (used in) financing activities	1,196	5,515

Net change in cash and cash equivalents	(1,449)	3,953
Cash and cash equivalents, beginning of period	1,449	5,055

Cash and cash equivalents, end of period	$--	$9,008

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$46	$239
Income taxes, net of refunds	184	69
Supplemental disclosures of non-cash investing and financing activities:
Tenant improvement allowances not yet received	$425	$783

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Quarters Ended October 3, 2004 and September 28, 2003
(Unaudited)

1.     Nature of Business and Basis of Presentation

Nature of Business

As of October 3, 2004, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 48 full-service, casual dining restaurants under the names of “Champps Americana,” “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 22 states.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of October 3, 2004 and results of operations for the interim periods ended October 3, 2004 and September 28, 2003. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended October 3, 2004 are not necessarily indicative of the results that may be expected for the year ending July 3, 2005.

The balance sheet at October 3, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 27, 2004 included in our Annual Report on Form 10-K.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended June 27, 2004. The accounting policies used in preparing these consolidated financial statements are consistent with those described in our Annual Report on Form 10-K.

Fourteen operating weeks in first quarter fiscal 2005

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th for financial reporting purposes. As a result, fiscal 2004 consisted of a 52 week year divided into four quarters of 13 weeks each. However, fiscal 2005 consists of 53 weeks. Therefore, our first quarter of fiscal 2005 contains 14 weeks while the remaining quarter in the fiscal year will contain 13 weeks each. The extra week in fiscal 2005 will impact revenues compared to the prior year period, as well as, expenses as a percent of revenue for fixed expenses such as occupancy and depreciation and amortization.

Use of Estimates

The preparation of financial statements in conformity with U.S.generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the October 3, 2004 presentation.

2.     Summary of Significant Accounting Policies

Accounting for Stock-Based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair value on the date of grant. Options vest and expire according to the terms established at the grant date. The Company issued 420,700 options to purchase common stock at an exercise price of $7.85 in August of fiscal 2005.

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

Had compensation cost for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income and income per share would have been as follows:

	Quarters Ended
	October 3, 2004	September 28, 2003
Net income, as reported	$1,394,000	$604,000
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(220,000)	(164,000)

Pro forma net income	$1,174,000	$440,000

Earnings per share:
Basic - as reported	$0.11	$0.05
Basic - pro forma	0.09	0.03
Diluted - as reported	$0.11	$0.05
Diluted - pro forma	0.09	0.03

3.     Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended
	October 3, 2004		September 28, 2003
Basic income per share:
Net income	$1,394,000		$604,000

Weighted average shares outstanding	12,822,402		12,774,512
Net income per share - basic	$0.11		$0.05

Diluted income per share:
Income before discontinued operations	$1,394,000		$604,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b	)	(b	)

Net income plus assumed conversions	$1,394,000		$604,000

Weighted average shares outstanding	12,822,402		12,774,512
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	256,991		85,942
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b	)	(b	)

Total shares outstanding for computation of per share earnings	$13,079,393		$12,860,454

Income before discontinued operations per share - diluted	0.11		0.05
Loss from discontinued operations per share - diluted	--		--

Net income per share - diluted	$0.11		$0.05

(a)	For the quarters ended October 3, 2004 and September 28, 2003, 1,300 and 649,817, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4.     Commitments and Contingencies

Letters of Credit

The Company had $2,077,000 of outstanding letters of credit at October 3, 2004 to guarantee performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA International, Inc. (“DAKA”), DAKA spun-off its food service business and renamed it DAKA and the corporation continued to own Champps, Fuddruckers and several other restaurant companies. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the corporation was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” Although the company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time the Company believes the risk of significant additional claims under these obligations and retained liabilities is remote.

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

Prior to our spin-off from DAKA International, Inc. in 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company agreed to assume the liability for all claims made subsequent to the effective date of the spin-off provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes the risk of any additional claims related to this indemnification is remote.

Tax Contingencies

The Company and its predecessors, from time-to-time, have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. As of October 3, 2004, the Company is in the process of settling several such assessments. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed those estimates.

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. Other than the matters described below, the Company is currently not a party to any litigation that management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company is engaged in an action arising from our indemnification of DAKA in connection with the spin-off described above. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the heading “Indemnifications and Representations Related to Predecessor Companies”.

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. ("Daka") in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate damages related to the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. The company filed a Notice of Appeal with the Court of Appeals for the District of Columbia. In the second quarter of fiscal 2004, the court issued its decision affirming the award of compensatory damages and the attorneys’ fees and costs. The Company, subsequently paid the compensatory damages and attorneys’ fees, costs and related interest. However, the Court held that the punitive damages award was unconstitutional, vacated the award and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion.

In fourth quarter of fiscal 2004, the trial court re-determined the amount of punitive damages to be $937,500. We accrued a liability for the full amount of this re-determination. Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia related to the re-determined amount of punitive damages and this matter is now pending in that court.

In September 2004, the court awarded additional attorney fees of $301,000 to plaintiff’s attorneys related to the appeal of this matter. Daka has objected to the award and this matter is under consideration. We accrued a liability for the full amount of the additional judgment for attorney fees in our first quarter of fiscal 2005.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities during the quarter ended October 3, 2004. This liability is included in accrued expenses and other long-term liabilities.

Balance at June 27, 2004	$1,015,000
Expense recognition	301,000
Payments	--

Balance at October 3, 2004	$1,316,000

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

As of October 3, 2004 and September 28, 2003, AEI had funded construction costs to the Company of zero and $2.8 million, respectively, for projects that were not complete as of those dates and the Company had additional obligations relative to the development agreements. These amounts were classified as prepaid expenses and other current assets and accrued expenses on the consolidated balance sheets. At October 3, 2004, the Company did not have any construction projects being built under AEI commitment.

As of October 3, 2004, the Company had $2.1 million of contractual construction commitments for three restaurants currently under construction outside of the AEI development projects described above.

5.     Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $109,000 and $87,000 which is included in general and administrative expense on the consolidated statements of operations for the quarters ended October 3, 2004 and September 28, 2003, respectively.

6.     Capital Lease Obligations and Notes Payable

The following discussion highlights major non-routine changes to the Company’s debt balances for the quarters ended October 3, 2004 and material amounts of credit facility availability.

At October 3, 2004, the Company had a bank credit facility under which it could borrow up to $8.0 million. The facility had two components: $2.0 million was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6.0 million was available to provide interim financing associated with the construction of new restaurant locations. The $6.0 million interim construction financing facility was cancelled by the Company in April 2004 as a result of the placement of a new facility with a new lender described below. The working capital facility expires in January 2005 at which time all outstanding borrowings are due. As of October 3, 2004, the Company had placed letters of credit of $747,000 under the working capital facility.

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2004, we used a portion of the facility to prepay $15.2 million of our existing debt to reduce our annual interest costs. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility will bear interest that will vary depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility will be converted to a five-year term loan if senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company. As of October 3, 2004, the Company had $2.0 million of outstanding borrowings and had placed letters of credit of $1.3 million under this facility. The available balance of this facility at October 3, 2004 was $19.2 million.

7.     Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	October 3, 2004	June 27, 2004

Prepaid rents, real estate taxes and related costs	$1,269	$3
Prepaid insurance	1,030	981
Prepaid licenses and permits	138	187
Prepaid contracts and other	934	611

	$3,371	$1,782

Prepaid rents, real estate taxes and related costs were lower at June 27, 2004 as a result of the period ending date being three days before the end of the month. The rent and real estate tax payments for July 2004 were issued on June 28, 2004.

8.     Other Assets, Net

The components of other assets, net were as follows (in thousands):

	October 3, 2004	June 27, 2004

Deferred financing costs	$1,272	$1,368
Liquor licenses	687	745
Available for sale securities	--	279
Long-term deposits	115	90
Leasehold rights	600	--
Other	90	99

	$2,764	$2,581

Available for sale securities decreased as the result of the sale of securities in July 2004. The increase in leasehold rights resulted from the purchase of a leasehold right from our landlord in Addison, Texas during September 2004. Leasehold rights are being amortized on a straight-line basis over the remaining terms of the lease of 31 years.

9.     Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	October 3, 2004	June 27, 2004

Salaries, wages and related taxes	$2,219	$2,721
Accrued taxes, predominantly sales and property	2,613	2,291
Accrued insurance	1,257	1,714
Predecessor obligations (legal and insurance)	1,316	1,015
Other	1,435	1,437

	$8,840	$9,178

The decrease in salaries, wages and related taxes was primarily due to the payment of annual bonuses in August 2004. Accrued insurance decreased as a result of the timing of payments. Predecessor obligations increased as a result of the accrual of an award for attorney fees for an outstanding matter (see Note 4).

The components of other long-term liabilities were as follows (in thousands):

	October 3, 2004	June 27, 2004

Tenant improvement allowances	$17,650	$17,998
Deferred rents	3,119	2,889
Other	135	10

	$20,904	$20,897

Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. There were no receipts of tenant improvement allowances during the current fiscal year.

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

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our 2004 Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Overview

Champps Entertainment, Inc. (referred to herein as the “Company,” “Champps”, “we,” “us,” or “our”) is a restaurant company competing in the upscale casual market. As of October 3, 2004, Champps owned and operated 48, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Champps operates in 22 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

We opened our first restaurant in 1984. Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, 2002, 2003, and 2004, we opened four, six, seven and seven restaurants, respectively. We anticipate opening six additional restaurants in fiscal 2005. As of October 3, 2004, we had three locations under construction which we expect to open during our second and third quarters of fiscal 2005. In addition, we are currently negotiating contracts on additional sites for restaurants to be opened in fiscal 2005 and 2006.

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

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2004 and 2003, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including on which day of the week the holiday occurs) and weather.

An important indicator of sales performance within the restaurant industry is comparable sales or same store sales. This indicator compares the revenue performance of our restaurants open for the first full month of operation after the restaurant is open 66 weeks to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with restaurants, in general.

Our comparable food sales have been positive for nine out of the last ten quarters. However, at the same time, comparable liquor sales have been negative for ten consecutive quarters. We believe that liquor sales have been impacted by our strategy to deemphasize our late night business, the sluggish economy, declining consumer confidence, higher unemployment, decreases in discretionary income, competition in some markets and a decline in overall on-premise liquor sales throughout our industry. .

Food safety issues have received increased media attention in the past year. Two prominent issues have been the identification of green onions grown in farms in Mexico as the source of hepatitis and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Also, we have reinforced to our restaurant operators procedures to follow for the safe food handling of green onions. To date, the “mad cow” disease issue has not been shown to influence the beef-eating habits of customers per industry reports, although future cases could certainly influence our customers eating habits. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

Recently, the popularity of the Atkins diet and the South Beach diet have resulted in many restaurant chains incorporating and promoting menu items that incorporate the philosophies of these diets. We have responded to this trend by adding a “carb conscious” section to our menu in June 2004. Sales of our “carb conscious” items have met our expectations, although the trend is declining.

We have been liable for a loss contingency related to a predecessor company (see Note 4 to our unaudited consolidated financial statements). As a result of recent significant developments, we believe this contingency is approaching resolution. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. In January 2004, we paid approximately $0.6 million for these items including accrued interest. However, at that time, the Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In May 2004, the trial court re-determined the amount of punitive damages of $937,500. We accrued a liability for the full amount of this re-determination in our fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia related to the re-determined amount of punitive damages and this matter is now pending in that court. In September 2004, the court awarded attorney fees of $301,000 to plaintiff’s attorneys related to the appeal of this matter. Daka has objected to the award and this matter is under consideration. We accrued a liability for the full amount of attorney fees, $301,000, in our first quarter of fiscal 2005.

Our financial results for the quarter ended October 3, 2004 included:

•	Growth of consolidated revenues by 13.5% to $55.5 million.

•	Consolidated revenues were positively impacted by an extra operating week in the first quarter of fiscal 2005 as compared to the comparable prior year period.

•	Growth of net income to $1.4 million from $0.6 million.

•	Growth of diluted income per share to $0.11 from $0.05.

Financial Definitions

Revenue — Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include revenues for our restaurants for the first full month of operation after the restaurant is open 66 weeks. For the first quarter of fiscal 2005, 40 of our total 48 restaurants in operation at quarter-end were included in our comparable sales calculation.

Restaurant Operating Costs — Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, wages during training for our hourly associates, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization which are included in general and administrative expense. Restaurant level operating profit is composed of restaurant sales less restaurant operating costs, which includes product costs, labor costs, other operating expense, occupancy and depreciation and amortization.

General and Administrative Expenses —General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, training wages for our management employees, bonuses and related associate payroll taxes and benefits, travel, temporary housing for our managers in training, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

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

Fiscal Calendar —We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 consisted of 52 weeks and ended on Sunday, June 27, 2004. Fiscal 2005 will consist of 53 weeks and will end on Sunday, July 3, 2005. The quarter ending September 28, 2003 had thirteen operating weeks and is referred to as the first quarter of fiscal 2004. The quarter ending October 3, 2004 had fourteen operating weeks and is referred to as the first quarter of fiscal 2005.

Reclassification of expenses related to Management Training, and Travel and Temporary Housing related to Management Training — For fiscal 2005, expenses related to the training of new restaurant managers and their travel and temporary housing during their training periods have been reclassified from restaurant operating expenses to general and administrative expenses. This reclassification was made to provide better comparability with other restaurant companies. As a result, amounts on the 2004 income statement have been reclassified to conform to the fiscal 2005 presentation. The amounts reclassified to general and administrative expense on the 2004 income statement were $79,000 of labor costs and $14,000 of other operating expenses. The Company incurred $257,000 and $31,000, respectively, for management training and travel and temporary housing during training in the first quarter of fiscal 2005.

RESULTS OF OPERATIONS

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Quarters Ended
	October 3, 2004		September 28, 2003
Revenue:
Sales	$55,344	99.7%	$48,747	99.7%
Franchising and royalty, net	153	0.3	138	0.3

Total revenue	$55,497	100.0	$48,885	100.0

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	$15,366	27.8%	$13,710	28.1%
Labor costs	17,619	31.8	15,985	32.8
Other operating expenses	9,199	16.6	7,737	15.9
Occupancy	4,967	9.0	4,445	9.1
Depreciation and amortization	2,616	4.7	2,185	4.5

Restaurant operating expenses	49,767	89.9	44,062	90.4

Restaurant level operating profit	5,577	10.1	4,685	9.6

Restaurant operating and franchise contribution	5,730	10.3	4,823	9.9
General and administrative expenses	3,091	5.6	2,548	5.2
Pre-opening expenses	213	0.4	839	1.7
Other (income) expense, net	(142)	(0.3)	33	0.1

Income from operations	2,568	4.6	1,403	2.9

Other (income) expense:
Interest expense and income, net	374	0.7	549	1.1
Expenses related to predecessor companies	310	0.5	39	0.1

Total costs and expenses	53,613	96.6	48,070	98.3

Income before income taxes	1,884	3.4	815	1.7
Income tax expense (benefit)	490	0.9	211	0.5

Net income	$1,394	2.5%	$604	1.2%

Restaurant operating weeks	672		555
Restaurant sales per operating week	$82		$88
Number of restaurants (end of period)
Company-owned	48		44
Franchised	12		12

Total restaurants	60		56

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

	Quarters Ended
	October 3, 2004	September 28, 2003
Restaurant operating and franchise contribution	$5,730	$4,823
Franchising and royalty, net	(153)	(138)

Restaurant level operating profit	$5,577	$4,685

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

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage relationship of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month of the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We did not open any restaurants during the quarter ended October 3, 2004 and opened three new restaurants in the quarter ended September 28, 2003.

Fourteen Weeks Ended October 3, 2004 Compared to the Thirteen Weeks Ended September 28, 2003

Total revenue. Total revenue increased approximately $6.6 million, or 13.6%, to $55.3 million in the fourteen weeks ended October 3, 2004 from $48.7 million for the thirteen week comparable prior year period. Comparable same store sales increased 4.6% for the first quarter of fiscal 2005 compared to our first quarter of last year. Comparable food sales increased 4.3% while comparable alcohol sales increased 5.6%. This increase was primarily the result of an additional week in this year’s first quarter compared to last year’s first quarter. The impact from the extra week impacted comparable same store sales by approximately $3.4 million or total sales by approximately $4.0 million. If comparable same store sales are adjusted by this extra week, total comparable same store sales decreased approximately 2.4%. Adjusted comparable food sales decreased approximately 2.8%, while adjusted comparable alcohol sales decreased approximately 1.4%.

Restaurant sales per operating week for all restaurants decreased $5,475 or 6.2% to $82,357 for the quarter ended October 3, 2004 from $88,832 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.42 for the first quarter of fiscal 2005 compared to $13.01 for the first quarter of fiscal 2004. During the first quarter of fiscal 2005, food sales and alcoholic beverage sales represented 72.9% and 27.1% of our total food and beverage sales, respectively. During the first quarter of fiscal 2004, food and alcoholic beverage sales represented 72.8% and 27.2% of our total food and beverage sales, respectively.

Our revenues in the first quarter of fiscal 2005 were adversely impacted by unusual periodic events such as the two presidential conventions, the presidential debates and the Summer Olympics. Although Champps is perceived as a sports bar, the Olympics have a tendency to decrease traffic as most of the Olympic events are not pre-scheduled, and therefore, do not allow for pre-event promotional planning. To a lesser degree, the adverse weather throughout the Southeast region of the country resulting from four hurricanes also impacted sales.

The first quarter of fiscal 2005 marked the first quarter since the first quarter of 2002 that both food and liquor comparable same store sales were negative. The first quarter of fiscal 2002 included the 9/11 terrorist attacks.

Restaurant Operating Costs.

Product costs. Product costs increased by $1.7 million, or 12.4%, to $15.4 million in the first quarter of fiscal 2005 from $13.7 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.8% for fiscal 2005 and 28.1% for fiscal 2004. The decrease was due to recipe modifications partially offset by rising beer and alcohol costs.

Labor costs. Labor costs increased by $1.6 million, or 10.0%, to $17.6 million in the fourteen weeks ended October 3, 2004 from $16.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 31.8% in fiscal 2005 from 32.8% in fiscal 2004 due to lower staff and management costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. Management wages also decreased as the result of a lower bonus payout in the quarter.

Other operating expense. Other operating expense increased $1.5 million, or 19.5%, to $9.2 million in the fourteen weeks ended October 3, 2004 from $7.7 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 16.6% in fiscal 2005 from 15.9% in fiscal 2004. The increase was due to higher gift certificate expenses, expenditures for serviceware, an increase in promotional meals and an increase in utility costs.

Occupancy. Occupancy expense increased $0.6 million, or 13.6%, to $5.0 million in the fourteen weeks ended October 3, 2004 from $4.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 9.0% in fiscal 2005 from 9.1% in fiscal 2004 due largely to the prepayment of certain equipment operating leases. In the first quarter of 2004, we recognized equipment rent of $106,000 related to these equipment leases. Occupancy expenses improved further as a percent of revenues, in part, as the result of the extra week of revenue in the quarter.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 18.2%, to $2.6 million for the fourteen weeks ended October 3, 2004 from $2.2 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.7% in fiscal 2005 from 4.5% in fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases. The extra week of revenue in the quarter had the impact of lowering depreciation and amortization as a percent of revenues.

Restaurant level operating profit.Restaurant level operating profit increased approximately $0.9 million, or 18.8%, to $5.7 million in the fourteen weeks ended October 3, 2004 from $4.8 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 10.1% in fiscal 2005 from 9.6% in fiscal 2004. Restaurant level operating profit increased primarily as the result of the additional number of restaurants open and our ability to improve the restaurant contribution margin compared to the prior year period for the reasons stated above.

General and administrative expenses.General and administrative expenses increased $0.6 million, or 24.0%, to $3.1 million in the fourteen weeks ended October 3, 2004 from $2.5 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support our growth partially offset by a litigation settlement received by us in the amount of $175,000. General and administrative expenses as a percentage of total revenue increased to 5.6% for fiscal 2005 from 5.2% in fiscal 2004.

Pre-opening expenses. Pre-opening expenses were $0.2 million for the fourteen weeks ended October 3, 2004 and $0.8 million for the comparable prior year period. We did not open any restaurants in the first quarter of fiscal 2005. We opened three restaurants in the first quarter of fiscal 2004. Pre-opening costs for our first quarter of 2005 resulted primarily from our two restaurants anticipated to open in our second quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.4% for fiscal 2005 and 1.7% for fiscal 2004.

Interest expense and income, net. Interest expense and income, net was approximately $0.4 million in the first quarter of fiscal 2005 and $0.5 million in fiscal 2004. The decrease resulted from lower outstanding debt balances and a lower effective interest rate this quarter compared to the prior year. At October 3, 2004 we had $17.9 million of debt outstanding compared to $32.6 million of debt and capitalized leases at September 28, 2003.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.3 million for the fourteen weeks ended October 3, 2004 compared to nothing in the comparable prior year quarter.

Income before income taxes. Income before income taxes increased $1.1 million, or 137.5%, to $1.9 million for the fourteen weeks ended October 3, 2004 from $0.8 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the fourteen weeks ended October 3, 2004, we recorded an income tax expense of $0.5 million compared to $0.2 million in the comparable prior year quarter. The effective tax rate for our first quarter both this year and last year was 26%.

Net income. Net income increased $0.8 million, or 133.3%, to $1.4 million for the fourteen weeks ended October 3, 2004 from $0.6 million in the comparable prior year quarter primarily for the reasons described above. Net income as a percentage of revenue was 2.5% for fiscal 2005 and 1.2% for fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of October 3, 2004, we showed a cash overdraft of $1.7 million. We have a secured credit facility that provides us with immediately available funds should we require them. At October 3, 2004, we had $19.2 million available under this facility. We used a portion of these available funds to cover the cash overdraft immediately after the end of the quarter.

At the end of the quarter, we showed a working capital deficit of $1.9 million. Our working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. This is consistent with other companies engaged in the restaurant industry.

For the quarter ended October 3, 2004, we generated cash flow from operating activities before changes in assets and liabilities of $4.5 million compared to $3.1 million for the prior year comparable period. The increased cash flow from operating activities was due largely to our improved profitability and higher depreciation and amortization expenses. During the same period, we generated cash flow from operating activities of $1.8 million compared to $2.2 million for the prior year comparable period. The decreased cash flow from operating activities was due largely to changes in our asset and liability balances. Specifically, our prepaid expenses and other current assets increased $1.6 million as the result of our quarter ending date being after the month at October 3, 2004 and the resulting impact on our prepaid rent payments

Capital expenditures were $4.6 million for the quarter ended October 3, 2004. Capital expenditures were comprised of $3.3 million for new restaurants, $1.2 million for existing restaurant improvements and replacements, and $0.1 million for corporate related capital expenditures. Funding for expansion during fiscal year 2005 and fiscal year 2004 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Additionally, our fiscal 2004 funding for expansion was supplemented by a term loan in the amount of $5.0 million.

Capital expenditures for the balance of fiscal year 2005 are anticipated to be approximately $15.3 million, before tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of six new restaurants expected to open in fiscal 2005, for upgrades to existing restaurants and for the start of construction on two restaurants expected to open in the first half of fiscal 2006. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

During the first quarter of fiscal 2005, we did not receive any tenant improvement allowances. We are anticipating tenant improvement allowances of approximately $0.4 million for projects already completed and $3.0 million for the remainder of fiscal 2005 for projects to be completed in fiscal 2005.

We have a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with a total funding commitment of $24.5 million. At October 3, 2004, we had completed the construction of three restaurants under this commitment. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven total restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

At October 3, 2004, we had a bank credit facility under which we could borrow up to $8,000,000. The facility had two components: $2,000,000 was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 was available to provide interim financing associated with construction of new restaurant locations. We cancelled the $6,000,000 interim construction financing facility in April 2004 as a result of the placement of a new facility with another lender. The working capital facility expires on January 2005 at which time all outstanding borrowings are due. As of October 3, 2004, we had no outstanding borrowings under these facilities but had placed letters of credit of $747,000 under the working capital facility.

At October 3, 2004, we had a three-year senior secured credit facility which we could borrow up to $25,000,000. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2003, we used a portion of the facility to prepay $15.2 million of our existing debt to reduce our annual interest costs. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four over a three year period and also limits the amount of dividends and/or stock repurchases. The Company was in compliance with all debt convenants at October 3, 2004. As of October 3, 2004, the Company had $2.0 million of outstanding borrowings and had placed letters of credit for $1.3 million under this facility. Based upon our outstanding debt balance and our issued letters of credit we had $1.9 million available under this facility at the end of our first quarter of fiscal 2005. Based upon our current operating results for the twelve months ended October 3, 2004 and the financial covenants of this term loan, there are no additional limitations on the availability of funds under this facility.

There may be cash payments during the next twelve months associated with liabilities previously recorded and related to the sale of predecessor companies. Such liabilities include prior year insurance claims, litigation associated with predecessor companies and potential legal settlements. At October 3, 2004, we had accrued approximately $1.3 million for the settlement of these liabilities. We expect the total cash payments during the next twelve months for these liabilities to be equal to our accrual of $1.3 million, however, the amounts could be higher depending on whether we incur additional legal expenses or additional awards or judgments related to these matters from the court. This issue is discussed in Note 4 to the consolidated financial statements. During the first quarter of fiscal 2005, there were no expenditures related to these liabilities.

We believe that the available funding for our expansion, other capital expenditures, required debt service requirements and other working capital needs for the next twelve months will be sufficient. The funding is anticipated to be provided from cash flows from operations, tenant improvement allowances and our credit sources including our $25 million senior secured bank credit facility. Although we do not believe it is likely, in the event that such funds are not available, we have the ability to curtail our expansion program, draw on funds available under our credit facility and reduce non-essential operating costs to conserve working capital.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations

Payments, including interest, due by period as of October 3, 2004
(in thousands)

Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$219,899	$15,844	$31,902	$32,700	$139,453
Notes payable	21,728	1,922	4,358	15,448	--
Letters of credit	2,076	2,076	--	--	--
Construction
commitments	2,067	2,067	--	--	--
Build-to-suit
construction
commitments	--	--	--	--	--

Total	$245,770	$21,909	$36,260	$48,148	$139,453

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

We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at October 3, 2004, as stated above, were not reflected in the consolidated financial statements.

Critical accounting policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. The estimates and assumptions are evaluated on an ongoing basis and are based on historical experience and on various other factors we believe to be reasonable.

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

We are self-insured for a significant portion of our employee health benefit, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our total exposure under the programs and individual claim maximums. We estimate our accrued liability for the ultimate costs to close known claims including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practice.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of October 3, 2004, we had a net deferred tax asset of $23.7 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of October 3, 2004, we had federal net operating loss carryforwards of approximately $47.5 million, expiring at various dates through 2020 and unused FICA tip tax credits totaling $6.0 million, expiring at various dates through 2024.

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

At October 3, 2004, we were exposed to interest rate fluctuations on approximately $3.5 million of notes payable carrying variable interest rates. A hypothetical one percent increase in interest rates for these notes payable would increase our annual interest expense by approximately $35,000.

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

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 3, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2004.

During the quarter ended October 3, 2004, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings

        See “Note 4. Commitments and Contingencies –Litigation” in “Notes to Unaudited Consolidated Financial Statements”.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        Not applicable.

ITEM 3. Defaults upon Senior Securities

        Not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders

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

(b) Reports on Form 8-K

During the first quarter of fiscal 2005 ended October 3, 2004, we filed the following reports on Form 8-K:

        Current report on Form 8-K on July 20, 2004, announcing an update on Daka litigation.

        Current report on Form 8-K on August 12, 2004, announcing our presentation at the B. Riley and Co. Investor Conference in New York, New York on August 12, 2004.

        Current report on Form 8-K on August 27, 2004, announcing the fourth quarter and year end results of fiscal 2004 ended June 27, 2004.

        Current report on Form 8-K on September 27, 2004, announcing the resignation of Alan Schwartz from our board of directors.

In addition, we filed the following reports on Form 8-K subsequent to the close of the first quarter of fiscal 2005 ended October 3, 2004:

        Current report on Form 8-K on October 27, 2004, announcing the results for the first quarter of fiscal 2005 ended October 3, 2004.

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

November 5, 2004