Form 10-Q/A
period 2004-10-03
CHAMPPS ENTERTAINMENT INC
filed 2004-11-22
CIK 1040328

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

         This Form 10-Q/A (Amendment No. 1) amends Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2004, originally filed by Champps Entertainment, Inc. on November 5, 2004. The effect of the amendment is to correct typographical errors in Management's Discussion and Analysis of Financial Condition and Results of Operations in the original Form 10-Q. The first correction is located on page 8 herein, third paragraph from the bottom of the page, wherein 87,832 was incorrectly stated as 88,832 in the original Form 10-Q. The second correction is on page 11 herein, second paragraph from the bottom of the page, wherein $19.2 million was incorrectly stated as $1.9 million in the original Form 10-Q. The financial statements were properly reported in the original Form 10-Q.

         This Amendment No. 1 sets forth the complete text of Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, as corrected, and updates the signatures page and Exhibits 31.1, 31.2, 32.1 and 32.2. The remainder of the Form 10-Q, including the financial statements and the notes thereto, remains unchanged and is not reproduced herein.

CHAMPPS ENTERTAINMENT INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 2. ITEM 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations. Exhibits	3 15

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

Restaurant sales per operating week for all restaurants decreased $5,475 or 6.2% to $82,357 for the quarter ended October 3, 2004 from $87,832 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

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

At October 3, 2004, we had a three-year senior secured credit facility which we could borrow up to $25,000,000. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2003, we used a portion of the facility to prepay $15.2 million of our existing debt to reduce our annual interest costs. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four over a three year period and also limits the amount of dividends and/or stock repurchases. The Company was in compliance with all debt convenants at October 3, 2004. As of October 3, 2004, the Company had $2.0 million of outstanding borrowings and had placed letters of credit for $1.3 million under this facility. Based upon our outstanding debt balance and our issued letters of credit we had $19.2 million available under this facility at the end of our first quarter of fiscal 2005. Based upon our current operating results for the twelve months ended October 3, 2004 and the financial covenants of this term loan, there are no additional limitations on the availability of funds under this facility.

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

ITEM 6.    Exhibits

Exhibit Number 31.1 31.2 32.1 32.2
Description

Certification by William H. Baumhauer pursuant to Rule 13a-14(a)/15d-14(a).

Certification by Frederick J. Dreibholz to Rule 13a-14(a)/15d-14(a).

Certification by William H. Baumhauer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC. (Registrant)
By: /s/ William H. Baumhauer William H. Baumhauer Chairman of the Board, President and Chief Executive Officer
By: /s/ Frederick J. Drebiholz Frederick J. Dreibholz Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

November 22, 2004