Form 10-Q
period 2005-01-02
CHAMPPS ENTERTAINMENT INC
filed 2005-02-11
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended January 2, 2005

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

Number of shares of Common Stock, $.01 par value, outstanding at February 4, 2005:
12,866,791 (excluding 471,588 shares held in our treasury).

CHAMPPS ENTERTAINMENT, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	Financial Statements:

         Unaudited Consolidated Balance Sheets as of January 2, 2005 and June 27, 2004 (Restated)

         Unaudited Consolidated Statements of Operations - Three and Six Months Ended
                 January 2, 2005 and December 28, 2003 (Restated)

         Unaudited Consolidated Statement of Shareholders' Equity and Comprehensive Income-
                 Six Months Ended January 2, 2005

         Unaudited Consolidated Statements of Cash Flows – Six Months Ended
                 January 2, 2005 and December 28, 2003 (Restated)

         Notes to Unaudited Consolidated Financial Statements – Three and Six Months Ended
                 January 2, 2005 and December 28, 2003 (Restated)

         Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Quantitative and Qualitative Disclosures about Market Risk

         Controls and Procedures
1 2 3 4 5 19 33 34

PART II – OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings Unregistered Sales of Equity and Use of Proceeds Defaults upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits	35 35 35 35 37 37

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of January 2, 2005 and June 27, 2004 (Restated — Note 2)
(In thousands except share data)
(Unaudited)

	January 2, 2005	June 27, 2004
		Restated — Note 2
ASSETS
Current assets:
Cash and cash equivalents	$3,222	$1,449
Restricted cash	--	101
Accounts receivable	4,755	3,046
Inventories	4,643	4,394
Prepaid expenses and other current assets (Note 7)	3,429	1,782
Deferred tax assets	2,812	2,825

Total current assets	18,861	13,597
Property and equipment, net	91,301	88,955
Goodwill	5,069	5,069
Deferred tax assets	22,484	23,547
Other assets, net (Note 8)	2,705	2,581

Total assets	$140,420	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,720	$4,315
Accrued expenses (Notes 4 and 9)	10,946	9,178
Current portion of long-term debt (Note 6)	946	942

Total current liabilities	15,612	14,435
Long-term debt, net of current portion	17,729	17,621
Other long-term liabilities (Notes 4 and 9)	28,173	26,685

Total liabilities	61,514	58,741

Commitments and contingencies (Note 4)	--	--
Shareholders' equity:
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	--	--
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,331,544 and 13,285,253 shares issued at January 2, 2005
and June 27, 2004, respectively)	133	133
Additional paid-in capital	90,670	90,393
Accumulated deficit	(8,314)	(12,159)
Accumulated other comprehensive income	--	224
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	78,906	75,008

Total liabilities and shareholders' equity	$140,420	$133,749

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended January 2, 2005 and December 28, 2003 (Restated —Note 2)
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
		Restated— Note 2		Restated— Note 2
Revenue
Sales	$57,649	$54,667	$112,993	$103,414
Franchising and royalty, net	134	144	287	282

Total revenue	57,783	54,811	113,280	103,696

Costs and expenses
Restaurant operating expenses:
Product costs	16,093	15,173	31,459	28,883
Labor costs	16,989	17,076	34,608	33,061
Other operating expenses	9,188	8,226	18,387	15,963
Occupancy	5,231	4,896	10,435	9,591
Depreciation and amortization	2,783	2,452	5,463	4,679

Total restaurant operating expenses	50,284	47,823	100,352	92,177

Restaurant operating and franchise contribution	7,499	6,988	12,928	11,519
General and administrative expenses	3,165	2,959	6,256	5,507
Pre-opening expenses	431	756	644	1,595
Other (income) expense	21	50	(121)	83

Income from operations	3,882	3,223	6,149	4,334
Other (income) expense:
Interest expense and income, net	383	599	757	1,148
Expenses related to predecessor companies	(45)	166	265	205

Income before income taxes	3,544	2,458	5,127	2,981
Income tax expense	886	580	1,282	703

Net income	$2,658	$1,878	$3,845	$2,278

Basic income per share (Note 3):	$0.21	$0.15	$0.30	$0.18

Diluted income per share (Note 3):	$0.20	$0.15	$0.29	$0.18

Basic weighted average shares outstanding	12,857	12,787	12,839	12,780

Diluted weighted average shares outstanding	13,107	12,941	13,084	12,901

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six Months Ended January 2, 2005
(In thousands except share data)
(Unaudited)

	Common Stock					Treasury Stocholders'
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total Share holders' Equity
Balance as of June 27, 2004 (as previously reported)	13,285,253	133	90,393	(8,627)	224	471,588	(3,583)	78,540
Restatement adjustments —Note 2	--	--	--	(3,532)	--	--	--	(3,532)
Balance as of June 27, 2004 (as restated —Note 2)	13,285,253	133	90,393	(12,159)	224	471,588	(3,583)	75,008
Net income	--	--	--	3,845	--	--	--	3,845
Reclassification adjustment for the
gain on sale of securities realized
in net income	--	--	--	--	(224)	--	--	(224)
Common shares issued	46,291	--	277	--	--	--	--	277

Balance as of January 2, 2005	13,331,544	$133	$90,670	$(8,314)	$--	471,588	$(3,583)	$78,906

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended January 2, 2005 and December 28, 2003
(In thousands)
(Unaudited)

	January 2, 2005	December 28, 2003
		Restated — Note 2
Cash flows from operating activities:
Net income	$3,845	$2,278
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,674	4,854
Amortization of notes payable discount	100	100
Loss on disposal of assets	99	83
Gain on sale of securities	(279)	--
Interest on loan for exercise of stock options	--	(2)
Deferred income tax expense	1,131	360
Changes in assets and liabilities:
Accounts receivable	(1,709)	(2,944)
Inventories	(249)	(567)
Prepaid expenses and other current assets	(1,647)	(2,142)
Accounts payable	(595)	698
Accrued expenses	1,768	4,170
Other assets	(434)	189
Other long-term liabilities	1,063	2,856
Proceeds from tenant improvement allowances	425	1,417

Net cash provided by operating activities	9,192	11,350

Cash flows from investing activities:
Purchase of property and equipment	(8,127)	(10,468)
Proceeds from disposal of assets	39	25
Restricted cash balances	101	60
Repayment of loan for exercise of stock options	--	316
Proceeds from sale of securities	279	--

Net cash used in investing activities	(7,708)	(10,067)

Cash flows from financing activities:
Proceeds from issuance of common stock	277	105
Repayment of long-term debt and capitalized lease obligations	(6,988)	(1,489)
Proceeds from long-term debt	7,000	4,850

Net cash provided by (used in) financing activities	289	3,466

Net change in cash and cash equivalents	1,773	4,749
Cash and cash equivalents, beginning of period	1,449	5,055

Cash and cash equivalents, end of period	$3,222	$9,804

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$480	$983
Income taxes, net of refunds	184	229

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended January 2, 2005 and December 28, 2003
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of January 2, 2005, Champps Entertainment, Inc. (the “Company,” or “Champps”) owned and operated 50 full-service, casual dining restaurants under the names of “Champps Americana,” “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 22 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of financial position as of January 2, 2005 and the results of operations for the interim periods ended January 2, 2005 and December 28, 2003. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three and six month periods ended January 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2005.

The balance sheet at June 27, 2004 reflects restated balances as a result of the adjustments described in Note 2 accordingly, those financial statements should no longer be relied upon. We anticipate filing our amended 10-K/A for the fiscal year ended June 27, 2004 and our amended 10-Q/A for the period ending October 3, 2004, subsequent to the filing of this 10-Q.

Twenty-seven operating weeks in fiscal 2005 year to date

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th for financial reporting purposes. As a result, fiscal 2004 consisted of a 52 week year divided into four quarters of 13 weeks each. However, fiscal 2005 consists of 53 weeks. Therefore, our first quarter of fiscal 2005 contained 14 weeks while the remaining quarters in the fiscal year contain 13 weeks each. The extra week in fiscal 2005 will impact revenues compared to the prior year period, as well as, expenses as a percent of revenues for fixed expenses such as occupancy and depreciation and amortization.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the January 2, 2005 presentation.

2. Restatement of Consolidated Financial Statements and Summary of Significant Accounting Policies

Restatement – Accounting for leases

Following a review of its accounting policy, the Company has determined that it had incorrectly calculated its straight-line rent expense, its related deferred rent liability and its depreciation expense and has modified its financial statements to correct this issue. As a result, the Company will restate its financial statements for fiscal 2002, 2003, 2004 and for the first quarter of fiscal 2005.

The issue requiring restatement relates to how the Company has historically defined the lease term for purposes of 1) determining whether a lease is a capital or operating lease, 2) calculating amortization expense on leasehold improvements related to operating leases, 3) calculating straight line rent expense for leases with rent escalations, and 4) calculating the amortization of lease incentives. We have now concluded that the accounting literature should be interpreted to require that the Company use the same lease term for depreciating leasehold improvements as it uses in determining capital versus operating lease classifications and in calculating deferred rent related to the recognition of straight-line rent expense and the amortization of lease incentive payments. The Company has also concluded that the accounting literature should be interpreted to require the Company to included future rent expenses where the future increases include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor.

The Company has determined that the cumulative effect of the restatement on its financial statements through the first quarter of fiscal 2005 will result in an increase in the deferred rent liability and rent expense of approximately $6.0 million, an increase in accumulated depreciation and depreciation expense of $261,000, a decrease in income tax expense by approximately $2.5 million, and a decrease in retained earnings of approximately $3.7 million. Solely as a result of these accounting adjustments, the first quarter 2005 net earnings and earnings per diluted share were reduced by $207,000 or $0.02 per diluted share.

The adjustments made in the restatement are all non-cash in nature and will have no material impact on the Company’s cash flows, cash position, revenues, same-store sales, or compliance with the covenants under its senior credit facility.

The financial impact of the adjustments described above for the periods presented is as follows:

	Cummulative impact to periods prior to fiscal 2002	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Impact to first quarter of fiscal 2005	Total cummulative impact through the first quarter of fiscal 2005
Rent expense	2,864	991	928	1,004	238	6,025
Depreciation expense	(48)	(23)	52	217	63	261

Subtotal	2,816	968	980	1,221	301	6,286
Tax expense	-	-	(1,954)	(501)	(94)	(2,549)

Net increase/(decrease)
in expenses	2,816	968	(974)	720	207	3,737

Dilutive shares outstanding		12,864	13,683	13,000	13,079
Income per diluted share
prior to restatement		0.40	1.28	0.38	0.11
Income per diluted share
after restatement		0.32	1.35	0.33	0.09
Change to income per
diluted share		(0.08)	0.07	(0.05)	(0.02)

Three Months Ending December 28, 2003

	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$54,667	$--	$54,667
Franchising and royalty, net	144	--	144

Total revenue	54,811	--	54,811

Costs and expenses
Product costs	$15,173	$--	$15,173
Labor costs	17,260	(184)	17,076
Other operating expenses	8,247	(21)	8,226
Occupancy	4,633	263	4,896
Depreciation and Amortization	2,398	54	2,452

Restaurant operating expenses	47,711	112	47,823

Restaurant operating and franchise contribution	7,100	(112)	6,988
General and administrative expenses	2,754	205	2,959
Pre-opening expenses	756	--	756
Other (income) expense, net	50	--	50

Income from operations	3,540	(317)	3,223
Other (income) expense:	--	--
Interest expense and income, net	599	--	599
Expenses related to predecessor companies	166	--	166

Income before income taxes	2,775	(317)	2,458
Income tax expense	722	(142)	580

Net income	$2,053	$(175)	$1,878

Six Months Ending December 28, 2003

	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$103,414	$--	$103,414
Franchising and royalty, net	282	--	282

Total revenue	103,696	--	103,696

Costs and expenses
Product costs	$28,883	$--	$28,883
Labor costs	33,324	(263)	33,061
Other operating expenses	15,998	(35)	15,963
Occupancy	9,078	513	9,591
Depreciation and Amortization	4,583	96	4,679

Restaurant operating expenses	91,866	311	92,177

Restaurant operating and franchise contribution	11,830	(311)	11,519
General and administrative expenses	5,209	298	5,507
Pre-opening expenses	1,595	--	1,595
Other (income) expense, net	83	--	83
Income from operations	4,943	(609)	4,334
Other (income) expense:	--
Interest expense and income, net	1,148	--	1,148
Expenses related to predecessor companies	205	--	205

Income before income taxes	3,590	(609)	2,981
Income tax expense	933	(230)	703

Net income	$2,657	$(379)	$2,278

Statement of Cash Flows Data
Net cash provided by operating activities	9,933	1,417	11,350
Net cash used in investing activities	(10,067)	--	(10,067)
Net cash provided by financing activities	4,883	(1,417)	3,466

Net change in cash	4,749	--	4,749
Cash and cash equivalents, beginning of period	5,055	--	5,055

Cash and cash equivalents, end of period	9,804	--	9,804

June 27, 2004

	As Previously Reported	Adjustment	As Restated
Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$1,449	--	$1,449
Restricted cash	101	--	101
Accounts receivable	3,046	--	3,046
Inventories	4,394	--	4,394
Prepaid expenses and other current assets	1,782	--	1,782
Deferred tax assets	2,825	--	2,825

Total current assets	13,597	--	13,597
Property and equipment, net	89,153	(198)	88,955
Goodwill	5,069	--	5,069
Deferred tax assets	21,093	2,454	23,547
Other assets, net	2,581	--	2,581

Total assets	$131,493	2,256	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	--	$4,315
Accrued expenses	9,178	--	9,178
Current portion of long-term debt	942	--	942

Total current liabilities	14,435	--	14,435
Long-term debt, net of current portion	17,621	--	17,621
Other long-term liabilities	20,897	5,788	26,685

Total liabilities	52,953	5,788	58,741

Commitments and contingencies	--	--
Shareholders' equity:
Common stock	133	--	133
Additional paid-in capital	90,393	--	90,393
Accumulated deficit	(8,627)	(3,532)	(12,159)
Accumulated other comprehensive income	224	--	224
Treasury stock, at cost	(3,583)	--	(3,583)

Total shareholders' equity	78,540	(3,532)	75,008

Total liabilities and shareholders' equity	131,493	2,256	133,749

Accounting for Stock-Based Compensation

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair value on the date of grant. Options vest and expire according to the terms established at the grant date. The Company issued 420,700 options to purchase common stock at an exercise price of $7.85 in the first quarter of fiscal 2005.

The Company maintains an Employee Stock Purchase Plan (“the Plan”)under which the employees of the Company may purchase stock at a discount. The plan requires our employees to make a contribution committment prior to the start of a quarter and allows the employee to purchase stock at the lower of the closing price at the beginning of the quarter or the end of the quarter less a percentage discount. As of January 2, 2005, 14,372 shares of stock were purchased under this plan on a year to date basis.

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

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company intends to continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25 until July 2005 when the Company will be required to comply with the provisions of SFAS No. 123R described further below.

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123R, our net income and income per share would have been as follows:

	Three Months Ended		Six Months Ended
	Jan 2, 2005	Dec 28, 2003	Jan 2, 2005	Dec 28, 2003
		Restated		Restated
Net income, as reported	$2,658,000	$1,878,000	$3,845,000	$2,278,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(238,000)	(179,000)	(476,000)	(362,000)

Pro forma net income	$2,420,000	$1,699,000	$3,369,000	$1,916,000

Basic shares	12,857,471	12,786,522	12,839,287	12,780,517
Dilutive shares	13,107,125	12,940,797	13,083,823	12,900,626
Earnings per share:
Basic - as reported	$0.21	$0.15	$0.30	$0.18
Basic - pro forma	0.19	0.13	0.26	0.15
Diluted - as reported	$0.20	$0.15	$0.29	$0.18
Diluted - pro forma	0.18	0.13	0.26	0.15

SFAS No. 123R requires the recognition of compensation expense associated with the cost of employee services received in exchange for granting of stock options for fiscal years beginning after June 15, 2005. The compensation expense will be recognized over the service period and will be based upon the grant date fair value of that award.

The Company will recognize additional compensation expense associated with unvested stock option grants at the date of adoption of SFAS No. 123R. Compensation expense, net of taxes, of approximately $615,000, $288,000 and $102,000 for fiscal years 2006, 2007 and 2008, respectively, represents the Company's estimate of the impact of the adoption of SFAS No. 123R on the Statement of Operations for those fiscal years.

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Six Months Ended
	January 2, 2005		December 28, 2003		January 2, 2005		December 28, 2003
			Restated				Restated
Basic income per share:

Net income	$2,658,000		$1,878,000		$3,845,000		$2,278,000

Weighted average shares outstanding	12,857,471		12,786,522		12,839,287		12,780,517

Net income per share - basic	$0.21		$0.15		$0.30		$0.18

Diluted income per share:
Net Income	$2,658,000		$1,878,000		$3,845,000		$2,278,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b	)	(b	)	(b	)	(b	)

Net income plus assumed conversions	$2,658,000		$1,878,000		$3,845,000		$2,278,000

Weighted average shares outstanding	12,857,471		12,786,522		12,839,287		12,780,517
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	249,654		154,275		244,536		120,109
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)	(c	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b	)	(b	)	(b	)	(b	)

Total shares outstanding for computation of per share earnings	13,107,125		12,940,797		13,083,823		12,900,626

Net income per share - diluted	0.20		0.15		0.29		0.18

(a)

For the three months ended January 2, 2005 and December 28, 2003, 1,300 and 232,133, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share. For the six months ended January 2, 2005 and December 28, 2003, 1,300 and 440,975, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

4. Commitments and Contingencies

Letters of Credit

The Company had $2,077,000 of outstanding letters of credit at January 2, 2005 to guarantee performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA International, Inc. (“DAKA”), DAKA spun-off its food service business and renamed it DAKA. The corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the corporation was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” Although the company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time the Company believes the risk of significant additional claims under these obligations and retained liabilities is remote.

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

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction from DAKA, the Company is liable for all claims made subsequent to the effective date of the spin-off including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligation resulting from the spin-off after January 2, 2005 are adequately accrued.

Tax Contingencies

The Company and its predecessors, from time-to-time, have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. As of January 2, 2005, the Company has no outstanding assessments but has a number of audits in process or about to begin. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed those estimates.

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

The Company recently settled an action arising from our indemnification of DAKA in connection with the spin-off described above. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the heading “Indemnifications and Representations Related to Predecessor Companies”.

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”) in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate damages related to the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. The company filed a Notice of Appeal with the Court of Appeals for the District of Columbia. In the second quarter of fiscal 2004, the court issued its decision affirming the award of compensatory damages and the attorneys’ fees and costs. The Company, subsequently paid the compensatory damages and attorneys’ fees, costs and related interest. However, the Court held that the punitive damages award was unconstitutional, vacated the award and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion.

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

In December 2004, we settled this matter and made a final payment of $1,174,000.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities during the quarter ended January 2, 2005. This liability is included in accrued expenses and other long-term liabilities.

Balance at June 27, 2004	$1,015,000
Expense recognition	265,000
Payments	(1,193,000)

Balance at January 2, 2005	$87,000

Build-to-Suit and Construction Commitments

The Company entered into an agreement with AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment for the completion of up to seven new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes its lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s right to sell the funded assets to the Company in the event of a default under the development agreement.

As of January 2, 2005 and June 27, 2004, the Company had no construction projects in process that were being funded by AEI.

As of January 2, 2005, the Company had $3.3 million of contractual construction commitments outside of the AEI development projects described above.

5. Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $211,000 and $175,000 which is included in general and administrative expense on the consolidated statements of operations for the six months ended January 2, 2005 and December 28, 2003, respectively.

6. Notes Payable

The following discussion highlights major non-routine changes to the Company’s debt balances for the six months ended January 2, 2005 and material amounts of credit facility availability.

The Company had a bank credit facility under which it could borrow up to $2,000,000. The facility had two components: $2.0 million was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6.0 million was available to provide interim financing associated with the construction of new restaurant locations. The $6.0 million interim construction financing facility was cancelled by the Company in April 2004 as a result of the placement of a new facility with a new lender described below. The working capital facility expired in January 2005. As of January 2, 2005, the Company had no outstanding borrowings and $191,000 of letters of credit under these facilities.

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2004, we used a portion of the facility to prepay $15.2 million of our existing debt to reduce our annual interest costs. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility will bear interest that will vary depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility could be converted to a five-year term loan if senior debt to EBITDA exceeds specified levels, however, based upon our current senior debt to EBITDA ratio this conversion is not required. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company. As of January 2, 2005, the Company had $3.0 million of outstanding borrowings and had placed letters of credit of $1.9 million under this facility. The available balance of this facility at January 2, 2005 was $18.8 million.

7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	January 2, 2005	June 27, 2004
		Restated
Prepaid rents, real estate taxes and related costs	$1,242	$3
Prepaid insurance	1,100	981
Prepaid licenses and permits	101	187
Prepaid contracts and other	986	611

	$3,429	$1,782

Prepaid rents, real estate taxes and related costs were lower at June 27, 2004 as a result of the period ending date being three days before the end of the month. The rent and real estate tax payments for July 2004 were issued on June 28, 2004.

8. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	January 2, 2005	June 27, 2004
		Restated
Deferred financing costs	$1,175	$1,368
Liquor licenses	715	745
Available for sale securities	--	279
Long-term deposits	115	90
Leasehold rights	617	--
Other	83	99

	$2,705	$2,581

Available for sale securities decreased as the result of the sale of securities in July 2004. The increase in leasehold rights resulted from the purchase of a leasehold right from our landlord in Addison, Texas during September 2004. Leasehold rights are being amortized on a straight-line basis over the 22 year lease term. This term coincides with the term for which we are depreciating our leasehold improvements and the term we use to calculate straight-line rent.

9. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	January 2, 2005	June 27, 2004
		Restated
Salaries, wages and related taxes	$3,669	$2,721
Accrued taxes, predominantly sales and property	2,519	2,291
Accrued insurance	1,492	1,714
Predecessor obligations (sales taxes, legal and insurance)	87	1,015
Gift Cards/Certificates	1,422	447
Other	1,757	990

	$10,946	$9,178

The increase in Other resulted from a larger gift certificate liability due to holiday gift certificate sales during the Christmas period.

The components of other long-term liabilities were as follows (in thousands):

	January 2, 2005	June 27, 2004
		Restated
Tenant improvement allowances	$18,559	$18,639
Deferred rents	8,846	8,036
Other	768	10

	$28,173	$26,685

Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. During the second quarter of fiscal 2005, we recognized a receivable of $2.0 million of tenant improvement allowances for two restaurants completed during the quarter.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

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

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our previously filed 2004 Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our Securities and Exchange Commission filings, and press releases. Although the financial information included on our Form 10-K for the fiscal year ended June 27, 2004 cannot ge relied upon as a result of the restatement of our financial statements previously mentioned in this Form 10-Q the cautionary statements and risk factors identified on our Form 10-K filing are still representative of those risks to which we are subject. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Restatement

Following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that certain aspects of our previous lease accounting were not in accordance with generally accepted accounting principles and that it was appropriate to adjust certain of our prior financial statements. As a result, we will restate our consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005 subsequent to the filing of this Form 10-Q. Historically, our accounting practice consisted of using the initial non-cancelable lease term when determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense. In accordance with this policy, we had depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and its option periods but not longer than the useful life of the asset, if shorter. In addition, we previously did not include increases when calculating rent expense for leases where the increases in rent include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to use the same lease term for depreciating leasehold improvements as it uses in determining capital versus operating lease classifications and in calculating deferred rent related to the recognition of straight-line rent expense and the amortization of lease incentive payments. As part of our restatement, we have also corrected our estimates of future rent expenses to include future increases due to escalation clauses as discussed above.

The cumulative effect of the restatement through fiscal 2004 is an increase in deferred rent liability of $5.2 million, an increase in tenant improvement allowance liability of $0.6 million, an increase in accumulated depreciation of $0.2 million, and an increase in deferred tax asset of $2.5 million. As a result, retained earnings at the end of fiscal 2004 decreased by $3.5 million. Rent expense for fiscal years ended 2004, 2003 and 2002, for the quarter ended December 28, 2003 and for the six months ended December 28, 2003 increased by $1.0 million, $0.9 million, $1.0 million, $0.3 million and $0.5 million, respectively. Depreciation expense for fiscal years ended 2004, 2003 and 2002, for the quarter ended December 28, 2003 and for the six months ended December 28, 2003 changed by <$217> thousand, $52 thousand, $23 thousand, $54 thousand and $96 thousand, respectively. The restatement changed diluted net earnings per share by <$0.05>, $0.07, <$0.08>, <$0.01> and <$0.03> for the fiscal years ended 2004, 2003 and 2002, for the quarter ended December 28, 2003 and for the six months ended December 28, 2003, respectively. The adjustments made in the restatement are all non-cash in nature and will have no material impact on the Company’s cash flows, cash position, revenues, same-store sales, or compliance with the covenants under its senior credit facility.

The prior period consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. We intend to file an amendment to our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2004 and an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended October 3, 2004 subsequent to the filing of this Form 10-Q. As a result of the restatement, the financial statements contained in the Company's prior filings with the Securities and Exchange Commission, including the Company's 10-K for the period ending June 27, 2004, and 10-Q for the period ending October 3, 2004, should no longer be relied upon

Overview

Champps Entertainment, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us,” and “our”) is a casual dining restaurant chain. As of January 2, 2005, Champps Entertainment, Inc. owned and operated 50, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Champps operates in 22 states with larger concentrations of our restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

We opened our first restaurant in 1984. Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, 2002, 2003, and 2004, we opened four, six, seven and seven restaurants, respectively. We anticipate opening six additional restaurants in fiscal 2005. As of January 2, 2005, we had opened two new locations and had two locations under construction which we expect to open during our third and fourth quarters of fiscal 2005. In addition, we are currently negotiating contracts on additional sites for restaurants to be opened in fiscal 2005 and 2006.

Our new restaurants typically range in size from 7,500 square feet to 9,000 square feet. Restaurants with a ground lease require, on average, a net cash investment of approximately $1.9 million and average total invested capital of approximately $2.9 million per restaurant. Restaurants constructed with build-to-suit financing require, on average, a net investment of $1.2 million and average total invested capital of approximately $4.9 million. Pre-opening expenses average approximately $360,000 per restaurant.

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

The success of our business and our operating results are also dependent upon our ability to anticipate and react to changes in food and liquor costs and the mix between food and liquor revenues. Various factors beyond our control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While we have been able to manage our exposure to the risk of increasing food and liquor costs in the past through certain purchasing practices, menu changes and price adjustments, there can be no assurance that we will be able to do so in the future or that changes in our sales mix or our overall buying power will not adversely affect our results of operations. Many food product costs have increased substantially in recent months. The most notable products with higher costs that affect our operations include beef, chicken wings and produce.

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2004 and 2003, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including on which day of the week the holiday occurs,) seasonality and weather.

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

Our comparable food sales have been positive for nine out of the last eleven quarters. However, at the same time, comparable liquor sales have been negative for eleven consecutive quarters. We believe that liquor sales have been impacted by our strategy to deemphasize our late night business, the sluggish economy, declining consumer confidence, higher unemployment, decreases in discretionary income, competition in some markets and a decline in overall on-premise liquor sales throughout our industry. .

Food safety issues have received increased media attention ove the past few years. Two prominent issues have been the identification of green onions grown in farms in Mexico as the source of hepatitis and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Also, we have reinforced to our restaurant managers the procedures to be followed for the safe food handling of green onions. To date, the “mad cow” disease issue has not been shown to influence the beef-eating habits of customers per industry reports, although future cases could certainly influence our customers eating habits. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

Recently, the popularity of the Atkins diet and the South Beach diet have resulted in many restaurant chains incorporating and promoting menu items that incorporate the philosophies of these diets. We have responded to this trend by adding a “carb conscious” section to our menu as of June 2004. Sales of our “carb conscious” items have met our expectations, although the trend is declining.

We have been liable for a loss contingency related to a predecessor company (see Note 4 to our unaudited consolidated financial statements). As a result of recent significant developments, we believe this contingency is resolved. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. In January 2004, we paid approximately $0.6 million for these items including accrued interest. However, at that time, the Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In May 2004, the trial court re-determined the amount of punitive damages of $937,500. We accrued a liability for the full amount of this re-determination in our fourth quarter of fiscal 2004. In September 2004, the court awarded attorney fees of $301,000 to plaintiff’s attorneys related to the appeal of this matter. We accrued a liability for the full amount of attorney fees, $301,000, in our first quarter of fiscal 2005. In the second quarter of fiscal 2005 we paid approximately $1.2 million related to the punitive damages judgment and attorney fees award as final settlement for this matter.

Our financial results for the quarter ended January 2, 2005 included:

—	Growth of consolidated revenues by 5.5% to $57.8 million compared to the same quarter last year.

—	Growth of net income to $2.7 million from $1.9 million compared to the same quarter last year (restated).

—	Growth of diluted income per share to $0.20 from $0.15 compared to the same quarter last year (restated).

Financial Definitions

Revenue — Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include revenues for our restaurants for the first full month of operation after the restaurant is open 66 weeks. For the second quarter of fiscal 2005, 43 of our total 50 restaurants in operation at quarter-end were included in our comparable sales calculation.

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

Fiscal Calendar —We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 consisted of 52 weeks and ended on Sunday, June 27, 2004. Fiscal 2005 will consist of 53 weeks and will end on Sunday, July 3, 2005. The quarter ending December 28, 2003 had thirteen operating weeks and is referred to as the second quarter of fiscal 2004. The quarter ending January 2, 2005 also had thirteen operating weeks and is referred to as the second quarter of fiscal 2005.

Reclassification of expenses related to Management Training, and Travel and Temporary Housing related to Management Training — For fiscal 2005, expenses related to the training of new restaurant managers and their travel and temporary housing during their training periods have been reclassified from restaurant operating expenses to general and administrative expenses. This reclassification was made to provide better comparability with other restaurant companies. As a result, amounts on the 2004 income statement have been reclassified to conform to the fiscal 2005 presentation. The amounts reclassified to general and administrative expense on the 2004 income statement were $184,000 of labor costs and $21,000 of other operating expenses for the second quarter and, on a year to date basis, $263,000 and $35,000 respectively. The Company incurred $268,000 and $37,000 for management training, travel and temporary housing during training in the second quarter of fiscal 2005 and a total of $527,000 and $68,000, respectively, for the twenty-seven weeks ended January 2, 2005.

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Six Months Ended
	January 2, 2005		December 28, 2003		January 2, 2005		December 28, 2003
			Restated				Restated
Revenue:
Sales	$57,649	99.8%	$54,667	99.8%	$112,993	99.8%	$103,414	99.8%
Franchising and royalty, net	134	0.2	144	0.2	287	0.2	282	0.2

Total revenue	57,783	100.0%	54,811	100.0%	113,280	100.0%	103,696	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	16,093	27.9	15,174	27.8	31,459	27.8%	28,883	27.9
Labor costs	16,989	29.5	17,076	31.2	34,608	30.6	33,061	32.0
Other operating expenses	9,188	15.9	8,226	15.0	18,387	16.3	15,963	15.4
Occupancy	5,231	9.1	4,895	9.0	10,435	9.2	9,591	9.3
Depreciation and amortization	2,783	4.8	2,452	4.5	5,463	4.8	4,679	4.5

Restaurant operating expenses	50,284	87.2	47,823	87.5	100,352	88.8	92,177	89.1

Restaurant level operating profit	7,365	12.8	6,844	12.5	12,641	11.2	11,237	10.9

Restaurant operating and franchise contribution	7,499	13.0	6,988	12.7	12,928	11.4	11,519	11.1
General and administrative expenses	3,165	5.5	2,959	5.4	6,256	5.5	5,507	5.3
Pre-opening expenses	431	0.7	756	1.4	644	0.6	1,595	1.5
Other (income) expense, net	21	0.0	50	0.1	(121)	(0.1)	83	0.1

Income from operations	3,882	6.7	3,223	5.9	6,149	5.4	4,334	4.2

Other (income) expense:
Interest expense and income, net	383	0.7	599	1.1	757	0.7	1,148	1.1
Expenses related to predecessor companies	(45)	(0.1)	166	0.3	265	0.2	205	0.2

Total costs and expenses	54,239	93.9	52,353	95.5	108,153	95.5	100,715	97.1

Income before income taxes	3,544	6.1	2,458	4.5	5,127	4.5	2,981	2.9
Income tax expense (benefit)	886	1.5	580	1.1	1,282	1.1	703	0.7

Net income	$2,658	4.6%	$1,878	3.4%	$3,845	3.4%	$2,278	2.2%

Restaurant operating weeks	641		592		1,313		1,147
Restaurant sales per operating week	$90		$92		$86		$90
Number of restaurants (end of period)
Company-owned	50		47
Franchised	12		12

Total restaurants	62		59

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

	Three Months Ended		Six Months Ended
	January 2, 2005	December 28, 2003	January 2, 2005	December 28, 2003
		Restated		Restated
Restaurant operating and franchise contribution	$7,499	$6,988	$12,928	$11,519
Franchising and royalty, net	134	144	287	282

Restaurant level operating profit	$7,365	$6,844	$12,641	$11,237

We believe this non-GAAP measure provides a useful means to evaluate the performance of our core business since it deducts items regarding our franchise operations, which are of modest scale and have minor significance to the day-to-day operation of our business. We understand investors and analysts regularly rely on operating income measures, including such measures that may include non-GAAP financial measures. Investors should not put undue reliance on non-GAAP financial measures as a substitute for GAAP financial measures.

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month following the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We opened two restaurants during the quarter ended January 2, 2005 and opened three new restaurants in the quarter ended December 28, 2003. We opened two restaurants in the twenty-seven weeks ended March 28, 2004 and six restaurants in the twenty-six weeks ended December 28, 2003.

Thirteen Weeks Ended January 2, 2005 Compared to the Thirteen Weeks Ended December 28, 2003(Restated)

Total revenue. Total revenue increased approximately $3.0 million, or 5.5%, to $57.8 million in the thirteen weeks ended January 2, 2005 from $54.8 million for the thirteen week comparable prior year period. Comparable same store sales decreased 1.0% for the first quarter of fiscal 2005 compared to our first quarter of last year. Comparable food sales decreased 0.8% while comparable alcohol sales decreased 1.2%. Restaurant sales per operating week for all restaurants decreased $2,407, or 2.6%, to $89,936 for the quarter ended January 2, 2005 from $92,343 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.69 for the second quarter of fiscal 2005 compared to $13.29 for the second quarter of fiscal 2004. During the second quarter of fiscal 2005, food sales and alcoholic beverage sales represented 70.8% and 29.2% of our total food and beverage sales, respectively. During the second quarter of fiscal 2004, food and alcoholic beverage sales represented 70.3% and 29.7% of our total food and beverage sales, respectively.

Revenues were positively impacted by New Year’s weekend falling on our second quarter of fiscal 2005 versus our third quarter last year. However, our revenues in the second quarter of fiscal 2005 were adversely impacted by the presidential election debates, and the economic impact associated with the uncertainty leading up to the presidential election. This was the second consecutive quarter that both food and liquor comparable same store sales were negative.

Restaurant Operating Expenses

Product costs. Product costs increased by $0.9 million, or 5.9%, to $16.1 million in the second quarter of fiscal 2005 from $15.2 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.9% for fiscal 2005 and 27.8% for fiscal 2004. The increase was primarily due to increases in produce costs during the quarter.

Labor costs. Labor costs decreased by $0.1 million, or 0.6%, to $17.0 million in the thirteen weeks ended January 2, 2005 from $17.1 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 29.5% in fiscal 2005 from 31.2% in fiscal 2004 due to lower staff and management costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. Management wages also decreased as the result of a lower bonus payout in the quarter.

Other operating expense. Other operating expense increased $1.0 million, or 12.2%, to $9.2 million in the thirteen weeks ended January 2, 2005 from $8.2 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.9% in fiscal 2005 from 15.0% in fiscal 2004. The increase was due to an increase in promotional meals and an increase in utility costs.

Occupancy.Occupancy expense increased $0.3 million, or 6.1%, to $5.2 million in the thirteen weeks ended January 2, 2005 from $4.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 9.1% in fiscal 2005 from 9.0% in fiscal 2004. Occupancy expenses increased as a percent of revenues, in part, as the result of lower average restaurant revenues.

Depreciation and amortization.Depreciation and amortization expense increased $0.3 million, or 12.0%, to $2.8 million for the thirteen weeks ended January 2, 2005 from $2.5 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.8% in fiscal 2005 from 4.5% in fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases.

Restaurant level operating profit.Restaurant level operating profit increased approximately $0.5 million, or 7.1%, to $7.5 million in the thirteen weeks ended January 2, 2005 from $7.0 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 12.8% in fiscal 2005 from 12.5% in fiscal 2004. Restaurant level operating profit increased primarily as the result of the additional number of restaurants open and our ability to improve the restaurant contribution margin compared to the prior year period for the reasons stated above.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 6.7%, to $3.2 million in the thirteen weeks ended January 2, 2005 from $3.0 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support our growth. General and administrative expenses as a percentage of total revenue increased to 5.5% for fiscal 2005 from 5.4% in fiscal 2004.

Pre-opening expenses. Pre-opening expenses were $0.4 million for the thirteen weeks ended January 2, 2005 and $0.8 million for the comparable prior year period. We opened two restaurants in the second quarter of fiscal 2005. We opened three restaurants in the second quarter of fiscal 2004. Pre-opening costs for our second quarter of 2005 resulted primarily from the two restaurants opened in our second quarter of fiscal 2005 as well as some costs for the one restaurant we anticipate opening in the third quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.7% for fiscal 2005 and 1.4% for fiscal 2004.

Interest expense and income, net. Interest expense and income, net was approximately $0.4 million in the first quarter of fiscal 2005 and $0.6 million in fiscal 2004. The decrease resulted from lower outstanding debt balances and a lower effective interest rate this quarter compared to the prior year. At January 2, 2005 we had $18.8 million of debt outstanding compared to $32.0 million of debt and capitalized lease obligations at December 28, 2003.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.1 million credit for the thirteen weeks ended January 2, 2005 compared to $0.2 million in the comparable prior year quarter.

Income before income taxes. Income before income taxes increased $1.0 million, or 40.0%, to $3.5 million for the thirteen weeks ended January 2, 2005 from $2.5 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the thirteen weeks ended January 2, 2005, we recorded an income tax expense of $0.9 million compared to $0.6 million in the comparable prior year quarter. The effective tax rate for our second quarter this year was 25.0% versus 23.6% for the comparable period last year.

Net income. Net income increased $0.8 million, or 42.1%, to $2.7 million for the thirteen weeks ended January 2, 2005 from $1.9 million in the comparable prior year quarter primarily for the reasons described above. Net income as a percentage of revenue was 4.6% for fiscal 2005 and 3.4% for the comparable period last year.

Twenty-seven Weeks Ended January 2, 2005 Compared to the Twenty-six Weeks Ended December 28, 2003 (Restated)

Total revenue. Total revenue increased approximately $9.6 million, or 9.3%, to $113.3 million for the twenty-seven weeks ended January 2, 2005 from $103.7 million for the twenty-six week comparable prior year period. Comparable same store sales decreased 2.0% for the first half of fiscal 2005 compared to the first half of last year. Comparable food sales decreased 2.1% while comparable alcohol sales decreased 1.8%. Restaurant sales per operating week for all restaurants decreased $4,103, or 4.6%, to $86,057 for the twenty-seven weeks ended January 2, 2005 from $90,160 for the comparable prior period. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.55 for the first half of fiscal 2005 compared to $13.14 for the first half of fiscal 2004. During the first half of fiscal 2005, food sales and alcoholic beverage sales represented 71.8% and 28.2% of our total food and beverage sales, respectively. During the second quarter of fiscal 2004, food and alcoholic beverage sales represented 71.5% and 28.5% of our total food and beverage sales, respectively.

Revenues were positively impacted by New Year’s weekend falling in our first half of fiscal 2005 versus our second half last year and from an additional operating week. However, our revenues were adversely impacted by the presidential debates, and the economic impact associated with the uncertainty surrounding the election.

Restaurant Operating Expenses

Product costs. Product costs increased by $2.6 million, or 9.0%, to $31.5 million in the first half of fiscal 2005 from $28.9 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.8% for fiscal 2005 and 27.9% for fiscal 2004. The increase was due to rising alcohol costs.

Labor costs. Labor costs decreased by $1.5 million, or 4.5%, to $34.6 million in the twenty-seven weeks ended January 2, 2005 from $33.1 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 30.6% in fiscal 2005 from 32.0% in fiscal 2004 due to lower staff and management costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. Management wages also decreased as the result of a lower bonus payout in the quarter.

Other operating expense. Other operating expense increased $2.4 million, or 15.0%, to $18.4 million in the twenty-seven weeks ended January 2, 2005 from $16.0 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 16.3% in fiscal 2005 from 15.4% in fiscal 2004. The increase was due to higher gift certificate expenses, an increase in promotional meals and an increase in utility costs.

Occupancy. Occupancy expense increased $0.8 million, or 8.3%, to $10.4 million in the twenty-seven weeks ended January 2, 2005 from $9.6 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 9.2% in fiscal 2005 from 9.3% in fiscal 2004. Occupancy expenses decreased as a percent of revenues, in part, as the result of the extra operating week this year and the week’s revenues compared to one less week last year.

Depreciation and amortization. Depreciation and amortization expense increased $0.8 million, or 17.0%, to $5.5 million for the twenty-seven weeks ended January 2, 2005 from $4.7 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.8% in the first half of fiscal 2005 from 4.5% in the first half of fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases.

Restaurant level operating profit. Restaurant level operating profit increased approximately $1.4 million, or 12.5%, to $12.6 million in the twenty-seven weeks ended January 2, 2005 from $11.2 million in the comparable prior year period. Restaurant level operating profit as a percentage of restaurant sales increased to 11.2% in the first half of fiscal 2005 from 10.9% in the first half of fiscal 2004. Restaurant level operating profit increased primarily as the result of the additional number of restaurants open and our ability to improve the restaurant contribution margin compared to the prior year period for the reasons stated above.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 14.6%, to $6.3 million in the twenty-seven weeks ended January 2, 2005 from $5.5 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support our growth. General and administrative expenses as a percentage of total revenue increased to 5.5% for the first half of fiscal 2005 from 5.3% in the first half of fiscal 2004.

Pre-opening expenses. Pre-opening expenses were $0.6 million for the twenty-seven weeks ended January 2, 2005 and $1.6 million for the comparable prior year period. We opened two restaurants in the second quarter of fiscal 2005. We opened five restaurants in the first half of fiscal 2004. Pre-opening costs for the first half of 2005 resulted primarily from the two restaurants opened in our second quarter of fiscal 2005 as well as some costs for the one restaurant we anticipate opening in the third quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.6% for the first half of fiscal 2005 and 1.5% for the first half of fiscal 2004.

Interest expense and income, net. Interest expense and income, net was approximately $0.8 million in the first half of fiscal 2005 and $1.2 million in fiscal 2004. The decrease resulted from lower outstanding debt balances and a lower effective interest rate for the twenty–seven weeks ended January 2, 2005, compared to the prior year period.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.3 million for the twenty-seven weeks ended January 2, 2005 compared to $0.2 million in the comparable prior year period.

Income before income taxes. Income before income taxes increased $2.1 million, or 70.0%, to $5.1 million for the twenty-seven weeks ended January 2, 2005 from $3.0 million in the comparable prior year period primarily for the reasons described above.

Income tax expense. For the twenty-seven weeks ended January 2, 2005, we recorded an income tax expense of $1.3 million compared to $0.7 million in the comparable prior year period. The effective tax rate for our the first twenty-seven weeks this year was 25.0% versus 23.6% for the comparable period last year.

Net income. Net income increased $1.5 million, or 65.2%, to $3.8 million for the twenty-seven weeks ended January 2, 2005 from $2.3 million in the comparable prior year period primarily for the reasons described above. Net income as a percentage of revenue was 3.4% for the first half of fiscal 2005 and 2.2% for the first half of fiscal 2004.

Liquidity and Capital Resources

As of January 2, 2005, our unrestricted cash balance was $3.2 million. We have a secured credit facility that provides us with immediately available funds should we require them. At January 2, 2005, we had $18.8 million available under this facility.

At the end of the quarter, we showed a working capital surplus of $3.3 million. Our working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, and purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. This is consistent with other companies engaged in the restaurant industry.

For the quarter ended January 2, 2005, we generated cash flow from operating activities of $9.2 million compared to $11.4 million for the prior year comparable period. The decreased cash flow from operating activities was due primarily to an increase in accrued expenses during fiscal 2003 and $4.2 million partially offset by our improved profitablity and higher depreciation and amortization expenses. Accrued expenses increased primarily as the result of changes to our insurance policies no longer requiring cash collatral.

Capital expenditures were $8.1 million for the six months ended January 2, 2005. Capital expenditures were comprised of $6.2 million for new restaurants, $1.8 million for existing restaurant improvements and replacements, and $0.1 million for corporate related capital expenditures. Funding for expansion during fiscal year 2005 and fiscal year 2004 was generally provided through available cash balances, use of build-to-suit facilities, equipment financing and tenant improvement allowances. Additionally, our fiscal 2004 funding for expansion was supplemented by a term loan in the amount of $5.0 million. Capital expenditures for the balance of fiscal year 2005 are anticipated to be approximately $10.9 million, before tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of four new restaurants expected to open in fiscal 2005, for upgrades to existing restaurants and for the start of construction on two restaurants expected to open in the first half of fiscal 2006. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

During the second quarter of fiscal 2005, we received $0.4 million in tenant improvement allowances. We are anticipating tenant improvement allowances of approximately $2.9 million for the remainder of fiscal 2005 for projects to be completed in fiscal 2005.

We have a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with a total funding commitment of $24.5 million. At January 2, 2005, we had completed the construction of three restaurants under this commitment. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

We had a bank credit facility under which we could borrow up to $8,000,000. The facility had two components: $2,000,000 was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6,000,000 was available to provide interim financing associated with construction of new restaurant locations. We cancelled the $6,000,000 interim construction financing facility in April 2004 as a result of the placement of a new facility with another lender. The working capital facility expired in January 2005 at which time all outstanding borrowings were due. As of January 2, 2005, we had no outstanding borrowings under these facilities but had placed letters of credit of $190,600 under the working capital facility.

At January 2, 2005, we had a three-year senior secured credit facility which we could borrow up to $25,000,000. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2003, we used a portion of the facility to prepay $15.2 million of our existing debt to reduce our annual interest costs. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected, LIBOR plus 200 to 300 basis points. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four over a three year period and also limits the amount of dividends and/or stock repurchases. The Company was in compliance with all debt covenants at January 2, 2005. As of January 2, 2005, the Company had $3.0 million of outstanding borrowings and had placed letters of credit for $1.9 million under this facility. Based upon our outstanding debt balance and our issued letters of credit, we had $18.9 million available under this facility at the end of our second quarter of fiscal 2005. Based upon our current operating results for the twelve months ended January 2, 2005 and the financial covenants of this term loan, there are no additional limitations on the availability funds under this facility.

There may be cash payments during the next twelve months associated with liabilities previously recorded and related to the sale of predecessor companies. Such liabilities include prior year insurance claims, litigation associated with predecessor companies and potential legal settlements. At January 2, 2005, we had accrued approximately $87,000 for the settlement of these liabilities. During the second quarter we made cash payments of $1.2 million in legal expenses, awards, and judgments related to these matters. During the next twelve months we expect payments for these liabilities to be equal to our accrual however, the amounts could be higher depending on whether we incur additional legal expenses or additional awards or judgments are rendered related to these matters or other matters. This issue is discussed in Note 4 to the consolidated financial statements.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Contractual obligations

Payments, including interest, due by period as of January 2, 2005
(in thousands)

Contractual Obligations	Total	Less than one year	One to three years	Three to five years	More than five years
Operating leases	$284,785	$15,117	$32,353	$33,461	$203,853
Notes payable	22,238	1,965	5,239	15,034	--
Letters of credit	1,886	1,886	--	--	--
Construction
commitments	7,222	7,222	--	--	--
Build-to-suit
construction
commitments	--	--	--	--	--

Total	$316,131	$26,190	$37,592	$48,495	$203,853

We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. Amounts presented above reflect all payments during the defined lease term. Our restaurant leases also contain provisions that require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at January 2, 2005, as stated above, were not reflected in the consolidated financial statements.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the estimated useful lives of the assets or the shorter of their useful life or lease term for leasehold improvements. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

Leases

The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, both entitled "Accounting for Leases," as well as other subsequent amendments and authoritative literature. The Company uses the same lease term for determining capital versus operating lease classifications and for calculating straight-line rent expense. The lease term is a minimum of the non-cancelable period but may include option periods if the Company would incur an economic penalty associated with the cancellation of the lease. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent.

The Company also estimates future rent expenses where the future increases include escalation clauses based on the lesser of a specified percentage increase of the change in an index that includes a leverage factor. These future estimated rent expenses are used to calculate straight-line rent expense.

The Company periodically enters into sale/leaseback transaction with unrelated third parties in connection with the construction of new restaurants. Such transactions qualify as sales under SFAS No. 66, “Sales of Real Estate” because they include a normal leaseback, adequate initial and continuing investment by the buyer/lessor and the transfer of all risks and rewards of ownership to the buyer/lessor. The Company has not incurred gains or losses in connection with its sale/leaseback transactions.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of January 2, 2005, we had a net deferred tax asset of $25.3 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of January 2, 2005, we had federal net operating loss carryforwards of approximately $47.5 million, expiring at various dates through 2020 and unused FICA tip tax credits totaling $6.0 million, expiring at various dates through 2024.

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

At January 2, 2005, we were exposed to interest rate fluctuations on approximately $3.0 million of notes payable carrying variable interest rates. A hypothetical one percent increase in interest rates for these notes payable would increase our annual interest expense by approximately $30,000.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of January 2, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2005.

Subsequent to the period covered by this report, and following a January 2005 review of the accounting adjustments cited in several recent Form 8–K filings by other restaurant companies we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on January 26, 2005, the Audit Committee of our Board of Directors concluded that the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, including the Company‘s 10–K for the period ending June 27, 2004, and 10–Q for the period ending October 3, 2004, could no longer be relied upon. The Restatement is further discussed in the section entitled “Restatement” in Management‘s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10–Q and in Note 2, “Restatement of Consolidated Financial Statements and Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10–Q.

During the quarter ended January 2, 2005, we effected a material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies in our lease accounting policies and practices that lead to the restatement noted above.

This matter is discussed further in the section entitled "Restatement" in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q, and in Note 2, "Restatement of Consolidated Financial Statements and Summary of Significant Accounting Policies," under Notes to Consolidated Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q. Management has not yet concluded whether these internal control deficiencies constitute a material weakness in internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings

        See “Note 4. Committments and Contingencies — Litigation” in “Notes to Unaudited Consolidated Financial Statements” for a discussion related to the payment and final settlement relative to the indemnification of DAKA.

ITEM 2.    Unregistered Sales of Equity and Use of Proceeds

        None.

ITEM 3.    Defaults upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on December 1, 2004.

(b)	Each of the following nominees for Director was elected to serve as a Class I Director to hold office for three years or until his successor is elected and qualifie:

Director name:	Votes For:	Votes withheld:
William H. Baumhauer	10,650,359	1,097,895
Michael O'Donnell	10,351,014	1,397,240
Nathaniel Rothschild	9,459,886	2,288,368

Five additional incumbent directors, Messrs. Timothy Barakett, Stephen F. Edwards, James Goodwin, Ian Hamilton and Charles G. Phillips continue to serve on our Board of Directors.

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

February 11, 2005