Form 10-K/A
period 2004-06-27
CHAMPPS ENTERTAINMENT INC
filed 2005-05-05
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
[Amendment No.1]

(Check One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File Number 000-22639

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

        Number of shares of Common Stock, $.01 par value, outstanding at August 31, 2004: 12,821,423.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Explanatory Note

        The purpose of this amendment on Form 10-K/A to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the fiscal year ended June 27, 2004 is to restate our consolidated financial statements for the years ended June 27, 2004, June 29, 2003 and June 30, 2002 and related disclosures, including the selected financial data included herein as of and for the years ended June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001 and July 2, 2000, as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on February 1, 2005. The Company has also expanded or revised certain disclosures in response to a comment letter received from the Securities and Exchange Commission on March 21, 2005. These changes consist primarily of revised disclosures to eliminate non-GAAP measures of operating performance and a correction of disclosure of contractual obligations and commitments.

        Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement and in response to the comment letter to expand or revise certain disclosures in future filings noted above. The Form 10-K/A generally does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement or related to the expanded or revised disclosures resulting from our SEC comment letter noted above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on September 8, 2004. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings. The following items have been amended as a result of the restatement:

      • Part I — Item 1 — Business

      • Part II — Item 6 — Selected Financial Data

      • Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

      • Part II — Item 8 — Financial Statements and Supplementary Data

      • Part II — Item 9A — Controls and Procedures

      • Part IV — Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

        We have included in this Amendment No. 1 to Form 10-K a discussion of our controls and procedures as of June 27, 2004, the end of our fiscal year. While the discussion speaks as of a date later than June 27, 2004, the Company concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected in this amendment.

        In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the independent registered public accounting firm and the certifications of our chief executive officer and chief financial officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

i

        In January 2005, following a review of our accounting policy and in consultation with our independent registered public accounting firm, KPMG LLP, we have determined that we had incorrectly calculated our straight-line rent expense, our related deferred rent liability and our depreciation expense. We have modified our computations to correct this issue. As a result, we have restated our financial statements for fiscal 2002, 2003, 2004 and for the first quarter of fiscal 2005.

        The issue requiring restatement relates to our historical accounting practice of using the initial non-cancelable lease term when determining whether each of our leases was an operating lease or a capital lease and when calculating straight-line rent expense. In accordance with this policy, we had depreciated our leasehold improvements over a period that included both the initial non-cancelable term of the lease and our option periods but not longer than the useful life of the asset, if shorter. Historically, when accounting for leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term. In addition, we previously did not include increases when calculating rent expense for leases where the increases in rent include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles.

        Following recent discussions with our independent auditors, as well as an extensive analysis of our accounting records, we have now concluded that the accounting literature should be interpreted to require that we use the same lease term for depreciating leasehold improvements as we use in determining capital versus operating lease classifications and in calculating straight-line rent expense. We have restated our rent expense on a straight-line basis over the expected lease term, including cancelable option periods where the failure to exercise such options would result in an economic penalty. Our decision to modify our lease accounting was confirmed by a letter to Robert J. Kueppers, Chairman, Center for Public Company Audit Firms, from Donald T. Nicolaisen the Chief Accountant of the Securities and Exchange Commission on February 7, 2005 reiterating our revised policy as indicated above.

        As part of our restatement, we have also corrected our disclosure of future minimum lease payments to include future increases due to escalation clauses as discussed above.

        We have determined that the cumulative effect of the restatement on our financial statements through fiscal 2004 ended June 27, 2004 results in an increase in the deferred rent liability and rent expense of approximately $5.8 million, an increase in accumulated depreciation and depreciation expense of approximately $200,000, a decrease in income tax expense by approximately $2.5 million, and a decrease in retained earnings of approximately $3.5 million.

        These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

        We have not amended and do not intend to amend our previously filed Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to June 27, 2004. For this reason, the consolidated financial statements and related financial information for the affected periods contained in such reports should no longer be relied upon.

        The financial impact of the adjustments described above for the periods presented is as follows:

	Cumulative impact to periods prior to fiscal 2000	Impact to fiscal 2000	Impact to fiscal 2001	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Total cummulative impact through fiscal 2004
Rent expense	1,234	803	827	991	929	1,005	5,789
Depreciation expense	(29)	(1)	(18)	(23)	52	217	198

Subtotal	1,205	802	809	968	981	1,222	5,987
Tax expense	--	--	--	--	(1,954)	(501)	(2,455)

Net increase/(decrease)
in expenses	1,205	802	809	968	(973)	721	3,532

        See Note 2 of the Notes to Consolidated Financial Statements for additional information.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

DOCUMENTS INCORPORATED BY REFERENCE

        Certain portions of the Company’s definitive proxy statement to be used in connection with its 2004 Annual Meeting of Stockholders and to be filed within 120 days of June 27, 2004 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K/A.

        Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports will be provided without charge upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124 and will also be available on our web site at www.champps.com under the heading “Investor Relations,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is available on our website under the heading “The Company.”

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

FORM 10-K/A INDEX

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

20 21 21 37 37 38 38

PART III

Item 10 Item 11 Item 12 Item 13 Item 14	Directors and Executive Officers of the Registrant

Executive Compensation

Security Ownership of Certain Beneficial Owners and
Management

Certain Relationships and Related Transactions

Independent Registered Public Accountant and Fees
39 40 40 40 40

PART IV

Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40

v

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A and the documents incorporated by reference into the Annual Report on Form 10-K/A include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

(1)	the highly competitive nature of the casual dining restaurant industry;

(2)	our ability to open and operate additional restaurants profitably;

(3)	our ability to raise capital in the future;

(4)	our ability to control restaurant operating costs, which are impacted by commodity prices;

(5)	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

(6)	the continued service of key management personnel;

(7)	consumer perceptions of food safety;

(8)	changes in consumer tastes and trends and general business and economic conditions;

(9)	our ability to attract, motivate and retain qualified associates;

(10)	labor shortages or increased labor charges;

(11)	our ability to protect our name and logo and other proprietary information;

(12)	the impact of litigation;

(13)	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

(14)	the ability to fully utilize income tax operating loss and credit carryforwards; and,

(15)	the impact of rising energy costs or the availability of energy sources.

        These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business — Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K/A might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

        Unless otherwise provided in this Annual Report on Form 10-K/A, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended June 27, 2004, June 29, 2003 and June 30, 2002 are referred to as fiscal 2004, 2003 and 2002, respectively. Fiscal 2004, 2003 and 2002 each contained 52 weeks.

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

        Our restaurants are designed to create an engaging and socially interactive dining experience. Through the use of multiple levels and other design elements such as ceramic Italian style tile, slate style floors and extensive wood accents, we are able to create a variety of dining atmospheres to satisfy a wide range of diners including families with children, business professionals, couples and singles, as well as sports fans of all ages. Our restaurants range in size from approximately 7,500 to nearly 12,100 square feet and seat 207 to 360 guests. We position multiple video walls and large televisions strategically throughout each restaurant to create an energetic and participatory dining experience. Our bar area, which is located away from the main dining area, creates a focal gathering point for our guests to socialize. We offer music, television broadcasts and special promotional events to increase guest traffic and promote repeat visits. During fiscal 2004, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.7 million, which is among the highest in the casual dining industry.

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

        We opened seven restaurants in fiscal 2004. We expect to open six restaurants in fiscal 2005 primarily by expanding our presence in existing markets. We have increased our number of company-owned restaurants from 18 in fiscal 1999 to 48 restaurants in fiscal 2004, representing a compounded annual growth rate of 21.7%. We believe that the flexibility of our day-part model, the diversity and quality of our freshly prepared menu items, our unique entertainment and excellent service have created an attractive, high sales volume restaurant model that provides us with considerable growth opportunities to develop our brand nationwide.

        Our financial results for the year ended June 27, 2004 included:

•	Growth of consolidated revenues by 17.0% to $211.5 million.

•	Growth of income before income taxes by 72.4% to $5.0 million from $2.9 million.

•

 A decrease of net income of $13.8 million to $4.3 million. Fiscal 2003 net income was higher in part because we recorded a $15.2 million income tax benefit related to a decrease in the valuation allowance associated with deferred tax assets.

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

        Deliver strong unit economics. We believe our company-owned restaurants provide strong unit level economics. Our company-owned restaurants open throughout fiscal 2004 generated average restaurant sales of approximately $4.7 million. The average cash investment cost net of tenant improvement allowances received from landlords for all of our restaurants opened since the beginning of fiscal 2001 was approximately $1.8 million, excluding pre-opening expense, which averaged approximately $0.4 million per restaurant.

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

        We believe that our site selection strategy is critical to our success and we devote substantial effort to evaluating each potential site at the highest levels within our organization. Our chief executive officer, chief operating officer, regional vice president of operations, and the respective regional directors of operations must approve each restaurant site that is presented by our real estate professional. Our site selection criteria focuses on locating suitable facilities within larger metropolitan areas with an average household income of at least $75,000 and population density in excess of 75,000 within a three mile radius. In addition, site visibility, traffic patterns, accessibility, adequate parking, competitive restaurants, associate availability, proximity to entertainment activities, as well as areas near a combination of commercial office space, residential housing and high traffic areas, influence our site selection criteria. Potential sites are also evaluated by our vice president of construction and development to insure we meet our construction obligations and capital expenditure projections, our legal counsel to insure we negotiate favorable terms in our leases and our chief financial officer to insure we meet our profit and investment return objectives.

Unit level economics and day-part allocation

        Our current restaurants range in size from approximately 7,500 to 12,100 square feet and have approximately 207 to 360 indoor seats and approximately 42 additional patio seats on average. We lease 47 of our restaurants and own one. During fiscal 2004, our base of restaurants opened for the entire 12-month period, generated average sales of approximately $4.7 million.

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

Sales By Day Part — Fiscal 2004 (in 000‘s)

	Food Sales		Alcoholic Beverage Sales		Food & Alcoholic Beverage Sales
	Sales	Percent	Sales	Percent	Sales	Percent
Lunch…	$62,291	41.2%	$9,040	15.2%	$71,331	33.9%
Open to 4:00 p.m
After Work…	43,910	29.0%	21,186	35.7%	65,096	30.9%
4:00 to 7:00 p.m
Dinner…	40,427	26.7%	22,353	37.7%	62,780	29.8%
7:00 to 10:00 p.m
Late Night…	4,663	3.1%	6,720	11.3%	11,383	5.4%
10:00 p.m. to close

	$151,291	100.0%	$59,299	100.0%	$210,590	100.0%

Restaurant design and ambiance

        Our restaurants have an ambiance enhanced by a layout that encourages social interaction and promotes a high-energy environment. All of our restaurants have multiple levels that enable us to seat our guests towards a specific location depending upon their dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. Our restaurants have large bar areas, typically located on the first level. The bar’s numerous angles and bends provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create the appropriate dining environment. We also use plasma televisions to incorporate the latest technologies and keep our restaurants up to date.

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

        Training.       The restaurant management team is provided with an intensive ten-week training program to ensure they have appropriate knowledge to excel in their position. All members of management are required to receive kitchen training to understand the importance of the food preparation process and how the quality of our menu is a significant driver of repeat guest visits. We also host an annual general managers’ conference focusing on strategic issues in addition to conducting other training classes. This conference also serves as a platform to recognize the general managers who exceeded our expectations.

        We provide all new associates with complete orientation and training for their positions to ensure they are able to meet our high standards and understand our Company policies. For servers, we require a minimum of six-days training on how to serve our food, the composition and preparation techniques for each menu item, direction on how to treat and serve our guests and ways to promote our business. Our food preparation staff undergoes an intensive five-day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new associate’s progress at pre-determined stages within the training schedule.

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

        To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management determines the quantities of food and supplies required. Our centralized purchasing staff, under the direction of our chief operating officer, specifies the products to be used at our restaurants, designates the vendors from whom to purchase these products, and provides suppliers with detailed ingredient specifications.

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

History

        The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, William H. Baumhauer, chief executive officer and president of DAKA International, Inc. (“DAKA”), a large publicly traded food service management and restaurant company, led DAKA’s purchase of Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA’s food service businesses were spun off and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Service. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc.

        Shortly thereafter, Mr. Baumhauer, who had left the DAKA organization in May 1998, was recruited back to Champps as president and chief executive officer. Upon his return, Mr. Baumhauer set in motion a series of strategic initiatives that included hiring a new management team, consolidating our headquarters, improving our operational and financial reporting procedures, standardizing the purchasing process and establishing new associate training and retention practices. Our pre-tax income from continuing operations increased from a loss of $14,079,000 in fiscal 1999 to a gain of $4,996,000 in fiscal 2004, an increase of $19,075,000. We have also implemented a disciplined expansion strategy and have added 34 restaurants since Mr. Baumhauer’s return.

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

        The Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA , which mandates accessibility standards for individuals with physical disabilities, may increase the cost of construction of new restaurants and of remodeling older restaurants.

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

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations

        Our continued success depends, in part, upon the popularity of the menu items served in the Champps environment and our dining style. For example, the recent popularity of low carbohydrate diets has caused us to modify our menu and add approximately eight “carb conscious” items to our menu. Shifts in consumer preferences away from our cuisine or dining style could materially and adversely affect our future profitability. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially and adversely affect our operating results.

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

We face indemnification liability from our predecessor companies

        In connection with the spin-off of DAKA International, Inc. (“DAKA”) in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”). Under our Post-Closing Covenant Agreement with DAKA, we are responsible for handling the defense of these claims, including the appeals. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. The Court of Appeals affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court of Appeals vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004 we paid approximately $0.6 million for compensatory damages and attorney’s fees including interest. On remand, by Order dated May 26, 2004, the trial court awarded punitive damages in the amount of $937,500. We accrued a liability for the full amount of this award in the fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. In addition, on June 23, 2004, plaintiff’s counsel filed a motion for additional attorney’s fees in the amount of $375,000. Daka plans to vigorously oppose this motion and in the event the trial court grants the motion for attorneys’ fees in whole or in part, Daka plans to file a Notice of Appeal for the award of the legal fees. Depending on the timing and nature of the ruling by the Court of Appeals, we also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

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

        Various federal and state labor laws govern our relationship with our associates and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government imposed increases in minimum wages, overtime pay, paid leave of absence and mandated health benefits, increased tax reporting and tax payment requirements for associates who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results. We are subject to the ADA which may increase the cost of construction or remodeling.

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

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

        The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of June 27, 2004, June 29, 2003, June 30, 2002, July 1, 2001 and July 2, 2000 and the statements of operations data for each of the five fiscal years in the period ended June 27, 2004 presented below are derived from our restated audited consolidated financial statements.

        Certain amounts have been reclassified for earlier periods to conform to the fiscal 2004 presentation. The reclassifications have no impact on net income or income per share.

        The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K/A.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

	As of and for the Fiscal Years Ended
	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001	July 2, 2000
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	Amounts are in thousands except per share data
Statements of Operations Data:
Total revenue	$211,502	$180,731	$158,537	$133,316	$109,445
Income from continuing operations	4,996	2,911	4,528	4,912	1,548
Net income (a)	4,272	18,066	4,166	12,728	1,471
Basic income per share before
discontinued operations	0.33	1.44	0.35	1.08	0.13
Diluted income per share before
discontinued operations	0.33	1.35	0.33	1.04	0.13
Basic weighted average shares (in thousands):	12,793	12,536	12,104	11,871	11,654
Diluted weighted average shares (in thousands):	13,000	13,683	12,864	12,363	11,742
Balance Sheet Data:
Total assets	$133,749	$135,922	$95,646	$82,137	$67,123
Long-term debt and capital lease obligations
including current portion	18,563	28,550	21,835	17,093	19,324
Total equity	75,008	69,934	47,171	41,800	28,115

(a)	The fiscal years ending June 29, 2003 and July 1, 2001 had recorded income tax benefits of $15,155 and $7,893, respectively, primarily related to reversals of valuation allowances previously recorded on deferred tax assets.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Restatement

        Following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that our prior financial statements contained errors. As a result, we have restated our consolidated financial statements for the fiscal years 2000 through 2004 and for the first quarter of fiscal 2005.

Historically, the Company’s accounting practice consisted of using the initial non-cancelable lease term when determining whether each of its leases was an operating lease or a capital lease and when calculating straight-line rent expense. In accordance with this policy, the Company had depreciated its leasehold improvements over a period that included both the initial non-cancelable term of the lease and its option periods but not longer than the useful life of the asset, if shorter. When accounting for leases with renewal options, we had recorded rent expense on a straight-line basis over the initial non-cancelable lease term. In addition, we previously did not include increases when calculating rent expense for leases where the increases in rent include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to use the same lease term for depreciating leasehold improvements as we use in determining capital versus operating lease classifications and in calculating straight-line rent expense. We have restated our financial statements to recognize rent expense on a straight-line basis over the expected lease term, including cancelable option periods where the failure to exercise such options would result in an economic penalty.

        We have determined that the cumulative effect of the restatement on our financial statements through fiscal 2004 ended June 27, 2004 results in an increase in the deferred rent liability and rent expense of approximately $5.8 million, an increase in accumulated depreciation and depreciation expense of approximately $200,000, a decrease in income tax expense by approximately $2.5 million, and a decrease in retained earnings of approximately $3.5 million. The following table presents the financial impact of the adjustments resulting from changes to our lease accounting:

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Increase (Decrease)	Cumulative impact to periods prior to fiscal 2000	Impact to fiscal 2000	Impact to fiscal 2001	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Total cummulative impact through fiscal 2004
Rent expense	1,234	803	827	991	929	1,005	5,789
Depreciation expense	(29)	(1)	(18)	(23)	52	217	198

Subtotal	1,205	802	809	968	981	1,222	5,987
Tax expense	--	--	--	--	(1,954)	(501)	(2,455)

Net increase/(decrease)
in expenses	1,205	802	809	968	(973)	721	3,532

        The consolidated financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above. The Restatement is further discussed in “Explanatory Note” in the forepart of this Form 10-K/A, in Item 6, “Selected Financial Data”, in Item 8, Note 2, “Restatement of Previously Issued Financial Statements” of this Form 10-K/A, in Item 9A Controls and Procedures and in Part IV, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”

Overview

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

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Fiscal 2004
Food	0.9%	0.5%	2.6%	0.7%	1.2%
Alcohol	-1.8%	-3.4%	-3.8%	-0.2%	-2.3%

Total	0.2%	-0.7%	0.7%	0.5%	0.2%

Fiscal 2003
Food	0.7%	1.6%	0.6%	0.9%	1.0%
Alcohol	-6.5%	-7.6%	-8.4%	-4.9%	-6.8%

Total	-1.6%	-1.6%	-2.3%	-0.9%	-1.6%

Fiscal 2002
Food	-2.9%	-0.5%	-1.0%	0.1%	-1.0%
Alcohol	-5.4%	1.2%	0.9%	-3.2%	-1.4%

Total	-3.7%	0.1%	-0.4%	-1.0%	-1.1%

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

        We have been liable for two potentially significant loss contingencies related to a predecessor company (see Note 10 to our audited consolidated financial statements). Significant developments have occurred this last fiscal year in both items. In the McCrae vs. Daka matter, the Court of Appeals issued its decision in December 2003. The Court affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for redetermination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004, we paid approximately $0.6 million for these items including interest. In May 2004, the trial court made its redetermination and awarded $0.9 million in punitive damages to the plaintiff. We accrued this amount as a predecessor cost in the fourth quarter of fiscal 2004 even though we have appealed the punitive damage redetermination award. We have not accrued for $0.4 million of additional attorney’s fees sought by plaintiff’s counsel as we do not believe the liability is probable.

        The State of Florida proposed sales tax assessment including penalties and interest was settled in February 2004 for a payment of $0.1 million. Previously, the State of Florida had proposed to assess $2.4 million in unpaid state sales taxes, and an additional $2.9 million in penalties and interest as of December 2001.

Our financial results for the year ended June 27, 2004 included:

—	Growth of consolidated revenues by 17.0% to $211.5 million.

—	Growth of income before income taxes by 72.4% to $5.0 million from $2.9 million.

—

 A decrease of net income of $13.8 million to $4.3 million. Fiscal 2003 net income was higher in part because we recorded a $15.2 million income tax benefit related to a decrease in the valuation allowance associated with deferred tax assets.

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

Useful lives of property and equipment

        Leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease used in determining whether the lease is a capital lease versus operating lease and in calculating straight-line rent expense. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. Land is recorded at cost and is not depreciated. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets.

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

Leases

        We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 and SFAS No. 98, both are entitled “Accounting for Leases”, as well as other pertinent authoritative literature. To classify the lease as either an operating or a capital lease we use the non-cancelable term of the lease if there is no penalty to cancel the lease at the conclusion of the non-cancelable period. If a penalty exists, we use the non-cancelable period plus option(s) in determining the term to use when classifying the lease. A penalty is deemed to occur if we forego an economic benefit, or suffer an economic detriment by not renewing the lease. This penalty can either be a part of the lease or can arise from the retirement of an asset with value. This same lease term is used to calculate straight-line rent and in calculating depreciation expense for our leasehold improvements. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future additional authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

Valuation of deferred tax assets

        We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income and the reversal of temporary differences. As of June 27, 2004, we had net deferred tax assets of $26.4 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of June 27, 2004, we had federal net operating loss carryforward of approximately $50.9 million and a FICA tip credit of approximately $5.6 million, expiring at various dates through 2024.

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

        Our accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A and incorporated herein by reference.

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

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000‘s).

	Fiscal Year Ended
	June 27, 2004		June 29, 2003		June 30, 2002
	Restated		Restated		Restated
Revenue:
Sales	$210,923	99.7%	$180,115	$99.7%	$157,889	99.6%
Franchising and royalty, net	579	0.3	616	0.3	648	0.4

Total revenue	211,502	100.0%	180,731	100.0%	158,537	100.0%

Restaurant operating expenses (as a
percentage of restaurant sales)
Product costs	58,851	27.9	50,618	28.1	44,583	28.2
Labor costs	67,269	31.9	57,679	32.0	50,572	32.0
Other operating expenses	32,991	15.7	28,535	15.9	24,132	15.3
Occupancy	19,864	9.4	16,985	9.4	14,551	9.2
Pre-opening expenses	1,898	0.9	3,124	1.7	2,617	1.7

Cost of sales and operating expenses	180,873	85.8	156,941	87.1	136,455	86.4
(Stated as a percentage of total revenue)
General and administrative expenses	11,743	5.6	10,540	5.8	9,236	5.8
Depreciation and amortization	9,896	4.7	7,679	4.2	6,412	4.0
Other (income) expense, net	135	0.1	262	0.1	(12)	0.0

Income from operations	8,855	4.2	5,309	2.9	6,446	4.0

Other (income) expense:
Interest expense and income, net	2,101	1.0	1,826	1.0	1,613	1.0
Expenses related to predecessor companies	1,171	0.5	282	0.1	305	0.2
Debt extinguishment costs	587	0.3	290	0.2	-	0.0

Total costs and expenses	206,506	97.6	177,820	98.4	154,009	97.2

Income from continuing operations	4,996	2.4	2,911	1.6	4,528	2.8
Loss from discontinued operations	-	0.0	-	0.0	(153)	(0.1)

Income before income taxes	4,996	2.4	2,911	1.6	4,375	2.7
Income tax expense (benefit)	724	0.4	(15,155)	(8.4)	209	0.1

Net income	$4,272	2.0%	$18,066	10.0%	$4,166	2.6%

Restaurant operating weeks	2,376		1,947		1,620
Restaurant sales per operating week	$89		$93		$97
Number of restaurants (end of period)
Company-owned	48		41		34
Franchised	12		12		13

Total restaurants	60		53		47

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

Cost of sales and operating expenses.

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

Labor costs. Labor costs increased by $9.6 million, or 16.6%, to $67.3 million in fiscal 2004 from $57.7 million in the prior year. Labor costs as a percentage of restaurant sales decreased to 31.9% in fiscal 2004 from 32.0% in fiscal 2003. Lower staff and management costs from cost cutting initiatives were offset by insurance costs.

Other operating expense. Other operating expense increased $4.5 million, or 15.8%, to $33.0 million in fiscal 2004 from $28.5 million in the prior year. Operating expense as a percentage of restaurant sales decreased to 15.6% in fiscal 2004 from 15.8% in fiscal 2003. The decrease was due to lower janitorial costs and credit card fees partially offset by higher utility costs.

Occupancy.Occupancy expense increased $2.9 million, or 17.1%, to $19.9 million in fiscal 2004 from $17.0 million in the prior year primarily due to the opening of new restaurants. Occupancy expense as a percentage of restaurant sales was 9.4% in both fiscal 2004 and fiscal 2003.

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

General and administrative expenses. General and administrative expenses increased $1.2 million, or 11.4%, to $11.7 million in fiscal 2004 from $10.5 million in the comparable prior year period. The increase was the result of higher personnel costs to support growth, bonus expense and computer related costs. The increase was partially offset by lower hiring and recruiting expenses as well as $160,000 of expenses related to terminated projects and litigation settlement costs of $441,000 incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.6% for fiscal 2004 from 5.8% in fiscal 2003 as a result of economies of scale associated with higher revenues.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 28.9%, to $9.9 million for fiscal 2004 from $7.7 million in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.7% in fiscal 2004 from 4.4% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants.

Other (income) expense, net. Other expense of $0.1 million was recorded in fiscal 2004 compared to other expense of $0.3 million in fiscal 2003. The decrease in expense in 2004 was due to fewer losses on asset replacements and $0.1 of income recorded in fiscal 2004 related to certain warrant investments.

Interest expense and income, net. Interest expense and income, net was approximately $2.1 million in fiscal 2004 and $1.8 million in fiscal 2003. The increase resulted primarily from lower capitalized interest associated with lower levels of capital expenditures and higher interest expense associated with the issuance of $15.0 million of 5.5% convertible notes in December 2002 and $4.5 million of new borrowings in the first quarter of fiscal 2004. Partially offsetting the above was the prepayment of approximately $15.2 million and $5.2 million of debt and capital leases in fiscal 2004 and fiscal 2003, respectively, before scheduled maturity.

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

Income before income taxes. Income before income taxes increased $2.1 million, or 72.4%, to $5.0 million for fiscal 2004 from $2.9 million in the comparable prior year period for the reasons described herein.

Income tax expense. For fiscal 2004, we recorded an income tax expense of $0.7 million, or an effective income tax rate of 14.5%. Although we recognized an income tax expense of 14.5%, we anticipate paying income taxes at an effective tax rate of only 6% because of our ability to utilize net operating loss carryforwards to offset taxable federal income. In fiscal 2003, we recorded an income tax benefit of $15.1 million reflecting a $16.8 million decrease in deferred tax asset valuation allowance.

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

Cost of sales and operating expenses.

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

Labor costs. Labor costs increased by $7.1 million, or 14.0%, to $57.7 million in fiscal 2003 from $50.6 million for the comparable prior period primarily as a result of our increased restaurant base. Labor costs as a percentage of restaurant sales were 32.0% in both fiscal 2003 and fiscal 2002. The company experienced lower staff costs due to efficiency improvements partially offset by higher health benefit and payroll tax costs and the impact of lower average sales relative to fixed management costs.

Other operating expense. Other operating expense increased $4.4 million, or 18.3%, to $28.5 million for fiscal 2003 from $24.1 million for the comparable prior period. Other operating expense as a percentage of restaurant sales increased to 15.8% in fiscal 2003 from 15.3% for the comparable prior period primarily due to lower comparable restaurant sales coupled with higher expenses for utilities.

Occupancy.Occupancy expense increased $2.4 million, or 16.4%, to $17.0 million for fiscal 2003 from $14.6 million for the comparable prior period. Occupancy expense as a percentage of restaurant sales increased to 9.4% for fiscal 2003 from 9.2% for the comparable prior period primarily due to an increase in real estate taxes coupled with lower comparable restaurant sales.

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

General and administrative expense. General and administrative expense increased $1.3 million, or 14.1%, to $10.5 million for fiscal 2003 from $9.2 million for the comparable prior period. The company experienced a $180,000 reversal of bad debt from a franchisee in fiscal 2002, approximately $441,000 of litigation settlement costs, $160,000 of expenses related to terminated projects and higher computer expense due to the new restaurants and increased professional fees in fiscal 2003. General and administrative expense as a percentage of total revenue was 5.8% for fiscal 2003 and fiscal 2002.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million, or 20.3%, to $7.7 million for fiscal 2003 from $6.4 million for the comparable prior period. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.4% for fiscal 2003 from 4.1% for the comparable prior period.

Interest expense and income, net. Interest expense and income, net increased $0.2 million to $1.8 million from $1.6 million in the prior period primarily due to interest expense on additional debt. As of June 29, 2003, we had a total of $28.6 million in notes payable and capitalized leases versus $21.8 million as of June 30, 2002.

Expenses related to predecessor companies and loss from discontinued operations. Expenses related to the Daka spin-off and Fuddruckers sale were both $0.3 million in both fiscal 2003 and 2002.

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

Income before provision for income taxes. Income before provision for income taxes decreased $1.5 million, or 33.5%, to $2.9 million from $4.4 million for the comparable prior period.

Provision for income tax benefit/expense. For fiscal 2003, we recognized an income tax benefit of $15.1 million compared to income tax expense of $0.2 million in fiscal 2002. The income tax benefit in fiscal 2003 was primarily the result of a reversal of the remaining valuation allowance on the Company’s deferred tax assets associated with net operating loss carryforwards. The reversal of the valuation allowance resulted from a determination by management that the net operating loss carryforwards are not limited under tax law and the Company’s future taxable income will, more likely than not, be sufficient to realize the carryforwards before expiration.

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

        For fiscal years 2004, 2003 and 2002, we generated cash flow from operating activities of $21.2 million, $16.5 million and $15.4 million, respectively. The increased cash flow from operating activities was due largely to our improved profitability and, to a smaller extent, due to increased cash from working capital changes. Proceeds from tenant improvement allowances in the amount of $4.1 million, $6.4 million, and $6.4 million in fiscal years 2004, 2003 and 2002, repectively. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At June 27, 2004, we had $56.5 million of such carryforwards and credits available through 2024 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

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

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
New store contruction	$11,803	$21,708	$13,991
Existing store remodel and refurbishment	2,244	2,373	2,823
Corporate related capital expenditures	393	369	535
Purchase of equipment previously under
operating lease	1,422	--	--

Purchase of property and equipment	$15,862	$24,450	$17,349

Proceeds from tenant improvement allowances	$4,050	$6,350	$6,449

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

        In January, 2003, we entered into an agreement with AEI Fund Management, Inc. (“AEI”) for the development and sale/leaseback of up to seven new restaurants with an additional funding commitment of $24.5 million. At June 27, 2004, we had completed the construction of three restaurants under this commitment located in Houston, Texas, Cincinnati, Ohio and Orland Park, Illinois. The agreement expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven total restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions. For additional information on our agreement with AEI, please refer to the information provided under Note 6 to the accompanying consolidated financial statements, which information is incorporated by reference herein.

        We supplemented our operating cash flows over the last three years through various financing arrangements. In September 2002, we entered into a $5.0 million five-year term loan facility with General Electric Capital. This facility was collateralized by equipment. We borrowed $0.5 million of the funds in fiscal 2003 and the $4.5 million balance during the first quarter of fiscal 2004. These loans were repaid later in fiscal 2004.

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

In March 2004, we obtained a three-year $25.0 million senior secured credit facility with a new lender, LaSalle Bank. We used a portion of the facility to refinance certain of our existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected by us, LIBOR plus 200 to 300 basis points. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points.

        The facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of June 27, 2004, the Company had $2.5 million of outstanding borrowings under this facility and had placed letters of credit of $1.3 million under the facility with $19.4 million available for additional borrowing.

        Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.”

        As of June 27, 2004, we were in compliance with all debt covenants and financial ratios. This facility has four financial ratios that measure our fixed charge coverage ratio, borrower’s total funded debt to EBITDA, total senior debt to EBITDA and minimum tangible net worth.

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

        For additional information regarding our material debt instruments, including our $15.0 million convertible subordinated notes and related warrants, $25.0 million senior secured credit facility with LaSalle Bank, and our $2.0 million bank credit facility with First National Bank of Colorado, please refer to the information provided under Note 7- “Long-term Debt”, to the accompanying consolidated financial statements, which information is incorporated by reference herein.

        There will be cash payments during the next twelve months associated with predecessor company activities. Such cash payments will include settlements and on-going legal costs. We expect the total cash payments for these liabilities to be approximately $1.0 million, but the amounts could be higher depending on the final outcome of litigation. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 10 – “Commitments and Contingencies”, to the accompanying consolidated financial statements, which information is incorporated by reference herein. During fiscal 2004, 2003 and 2002, we expended approximately $0.8 million, $1.0 million and $1.4 million related to the predecessor company matters.

        We believe our cash flow from operations, together with anticipated tenant improvement allowances of approximately $4.8 million and funds available under our $25.0 million credit facility ($19.4 million available at June 27, 2004) will be sufficient to fund our operations, debt repayment and expansion at least through the end of fiscal 2005. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by period as of June 27, 2004 (in 000's)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$227,540	$13,848	$30,856	$32,014	$150,822
Long-term debt	22,514	1,937	5,164	15,413	-
Letters of credit	2,092	2,092	-	-	-
Construction commitments	7,618	7,618	-	-	-
Build-to-suit construction commitments	192	192	-	-	-
Licensing fees	20,082	322	679	735	18,346

	$280,038	$26,009	$36,699	$48,162	$169,168

        We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. The table, as presented above, includes only the non-cancelable portion of our leases as we are only obligated for that term. Our restaurant leases also contain provisions that require additional rent payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

        Our long-term debt is principally comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The Notes are convertible at the option of the holder at any time prior to maturity into shares of Common Stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, the Company may redeem some or all of the Notes at par plus accrued and unpaid interest. All of the Notes will be automatically converted, at the Company’s option, into shares of common stock at the then effective conversion price if the closing price of the common stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after the first issuance date of the Notes. If the automatic conversion date occurs prior to December 15, 2004, the Company will make an additional cash payment with respect to the Notes in an amount equal to $110.00 per $1,000 principal amount of the Notes converted (representing 24 months of interest), less the amount of interest actually paid on the Notes prior to the automatic conversion date. There are no assurances that the convertible debt holders will convert their debt into shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing the Company to automatically convert the debt. If the debt is not converted it may be necessary for the Company to seek additional financings when this debt matures. If the Company seeks additional financings there are no assurances that the Company will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

        Additionally, at June 27, 2004, we had term debt balances of $1.8 million and $2.5 million of loans outstanding under our revolving credit facility. Our term debt and revolving credit facility incur interest expense at variable rates based upon either, the prevailing prime rate or the LIBOR rate plus a factor. At June 27, 2004, the term debt and revolving credit facility were charged interest expense at an average rate of 5.0% and 3.7%, respectively. We used these interest rates to calculate our future obligations for these debts. The rate of interest charged for our variable rate obligations may change in the future. As a result our future obligations related to our variable debt may increase or decrease from those amounts presented above. The credit facility borrowings mature in March 2007.

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

        We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, we have presented only 20 years of our obligation in the schedule above. (See “Trademarks” in the “Business” section, Part 1, Item 1 of this report)

Impact of inflation

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

Seasonality

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 27, 2004, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 27, 2004.

        Subsequent to the period covered by this report, and following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust our previously filed financial statements. As a result, on January 26, 2005, the Audit Committee of our Board of Directors concluded that the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, including the Company’s 10-K for the period ending June 27, 2004, and 10-Q for the period ending October 3, 2004, could no longer be relied upon. The Restatement is further discussed in the “Explanatory Note” in the forepart of this Form 10-K/A, in Item 2, “Restatement of Previously Issued Financial Statements” of this Form 10-K/A, and in Part IV, “Exhibits, Financial Statement Schedules, and Reports on Form 8-K”.

        Based upon the aforementioned evaluation, the CEO and CFO each concluded that the related ineffective controls over the selection, monitoring and review of assumptions and factors affecting lease accounting represented a material weakness in internal control over financial reporting as of June 27, 2004.

Remediation of material weakness

        To remediate the material weakness in the Company’s internal control over financial reporting the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. No other material weaknesses have been identified as a result of management’s assessment.

Internal control over financial reporting>

        During the quarter ended January 2, 2005, we effected a material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies in our lease accounting policies and practices that lead to the restatement noted above.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Part of the information required by this Item is incorporated herein by reference to the information from the section captioned “Election of Directors” contained in the Proxy Statement for the Company’s Annual Stockholder’s Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

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

Item 11. Executive Compensation.

        The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated by reference to the section captioned “Principal and Management Shareholders” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 13. Certain Relationships And Related Transactions.

        The information required by this Item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

Item 14. Independent Registered Public Accountant and Fees.

        The information required by this Item is incorporated by reference from the section captioned “Audit and Other Fees” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2004 and to be filed with the Securities and Exchange Commission within 120 days of June 27, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     The following are being filed as part of this Annual Report on Form 10-K/A.

1. Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of June 27, 2004 (Restated) and June 29, 2003 (Restated)

Consolidated Statements of Operations — Fiscal years ended June 27, 2004 (Restated), June 29, 2003 (Restated) and June 30, 2002 (Restated)

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income – Fiscal years ended June 27, 2004 (Restated), June 29, 2003 (Restated) and June 30, 2002(Restated)

Consolidated Statements of Cash Flows — Fiscal years ended June 27, 2004 (Restated), June 29, 2003 (Restated) and June 30, 2002 (Restated)

Notes to Consolidated Financial Statements for the fiscal years ended June 27, 2004 (Restated), June 29, 2003 (Restated) and June 30, 2002 (Restated).

2. Financial Statement Schedules:

There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

3. Exhibits:

2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto”, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

2.5	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated By-laws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company's Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4*	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5*	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6*	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.8	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.9	Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 30, 2002.

10.10	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.11	First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 29, 2002.

10.12	Master Credit Facility Agreement, dated as of February 14, 2003, by and between Champps Entertainment, Inc. and First National Bank of Colorado, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 30, 2003.

10.13*	Amended and Restated Employment Contract, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 28, 2003.

10.14*	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.15	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and Sysco incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.16	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP.

31.1***	Certification by Michael P. O'Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification by Michael P. O'Donnell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Champps Entertainment, Inc. Policy Statements: Code of Conduct and Ethics incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 28, 2003.

*	Identifies each management contract or compensatory plan or arrangement.

**	Incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 27, 2004.

***	Filed herewith.

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

Exhibit Index:

2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. ("Compass Interim"), Compass Holdings, Inc. ("Purchaser"), Compass Group PLC ("Parent") and DAKA International, Inc. ("DAKA International"), incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

2.5	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated By-laws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company's Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	La Salsa Holding Co. Warrant to Purchase Shares of Series D Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co. Incorporated herein by reference to the Annual Report on Form 10-K of DAKA International for the year ended June 29, 1996.

10.8	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.9	Loan Agreement, dated April 21, 2000, by and between Champps Operating Corporation and Finova Capital Corporation, incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 30, 2002.

10.10	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.11	First Amendment to Multi-Site Agreement, dated January 8, 2003, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 29, 2002.

10.12	Master Credit Facility Agreement, dated as of February 14, 2003, by and between Champps Entertainment, Inc. and First National Bank of Colorado, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 30, 2003.

10.13	Amended and Restated Employment Contract, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated May 28, 2003.

10.14	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.15	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and Sysco incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.16	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification by Michael P. O'Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Frederick J. Dreibholz pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Michael P. O'Donnell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Champps Entertainment, Inc. Policy Statements: Code of Conduct and Ethics incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended December 28, 2003.

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

Date: May 5, 2005

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

As discussed in Note 2 of the consolidated financial statements, the consolidated financial statements for all periods presented have been restated.

/s/ KPMG LLP

Denver, Colorado

August 18, 2004, except as
    to Note 2, which is as of
    February 11, 2005

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of June 27, 2004 and June 29, 2003
(In thousands, except share data)

	June 27, 2004	June 29, 2003
	(As Restated)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$1,449	$5,055
Restricted cash (Note 1)	101	741
Accounts receivable (Note 1)	3,046	2,669
Inventories (Note 1)	4,394	3,594
Prepaid expenses and other current assets (Notes 1 and 3)	1,782	6,066
Deferred tax assets (Notes 1 and 9)	2,825	2,000

Total current assets	13,597	20,125
Property and equipment, net (Notes 1 and 4)	88,955	83,633
Goodwill (Note 1)	5,069	5,069
Deferred tax assets (Notes 1 and 9)	23,547	24,628
Other assets, net (Notes 1 and 5)	2,581	2,467

Total assets	$133,749	$135,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	$5,403
Accrued expenses (Notes 6 and 10)	9,178	9,750
Current portion of capital lease obligations	-	528
Current portion of long-term debt (Note 8)	942	1,244

Total current liabilities	14,435	16,925
Capital lease obligations, net of current portion	-	635
Long-term debt, net of current portion (Note 8)	17,621	26,143
Other long-term liabilities (Notes 6 and 10)	26,685	22,285

Total liabilities	58,741	65,988

Commitments and contingencies (Note 10)
Shareholders' equity (Notes 1, 11 and 12):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	-	-
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,285,253 and 13,235,638 shares issued at June 27, 2004
and June 29, 2003, respectively)	133	132
Additional paid-in capital	90,393	89,816
Accumulated deficit	(12,159)	(16,431)
Accumulated other comprehensive income	224	-
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	75,008	69,934

Total liabilities and shareholders' equity	$133,749	$135,922

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands, except per share data)

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
	(As Restated)	(As Restated)	(As Restated)
Revenue:
Sales (Note 1)	$210,923	$180,115	$157,889
Franchising and royalty, net (Note 1)	579	616	648

Total revenue	211,502	180,731	158,537

Costs and expenses:
Cost of sales and operating expenses	180,873	156,941	136,455
General and administrative expenses	11,743	10,540	9,236
Depreciation and amortization	9,896	7,679	6,412
Other (income) expense, net	135	262	(12)

Income from operations	8,855	5,309	6,446
Other (income) expense:
Interest expense and income, net	2,101	1,826	1,613
Expenses related to predecessor companies (Note 10)	1,171	282	305
Debt extinguishment costs (Note 8)	587	290	-

Income from continuing operations	4,996	2,911	4,528
Loss from discontinued operations,
net of tax of $83 (Note 10)	-	-	(153)

Income before income taxes	4,996	2,911	4,375
Income tax expense (benefit) (Note 9)	724	(15,155)	209

Net income	$4,272	$18,066	$4,166

Basic income (loss) per share (Note 11):
Income before discontinued operations	$0.33	$1.44	$0.35
Loss from discontinued operations	-	-	(0.01)

Net income	$0.33	$1.44	$0.34

Diluted income (loss) per share (Note 11):
Income before discontinued operations	$0.33	$1.35	$0.33
Loss from discontinued operations	-	-	(0.01)

Net income	$0.33	$1.35	$0.32

Basic weighted average shares outstanding	12,793	12,536	12,104

Diluted weighted average shares outstanding	13,000	13,683	12,864

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands, except share data)

	Common Stock			Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Shareholders'
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
			(As Restated)					(As Restated)
Balance as of July 1, 2001 as perviously reported	12,017,647	$120	$80,343	$(35,847)	$-	-	$-	$44,616
Restatement Adjustments				(2,816)				(2,816)

Balance as of July 1, 2001 (as restated - Note 2)	12,017,647	120	80,343	(38,663)	-	-	-	41,800
Net income	-	-	-	4,166	-	-	-	4,166
Common shares issued
(Note 11)	156,877	2	902	-	-	-	-	904
Income tax benefit of
stock options exercised	-	-	162	-	-	-	-	162
Non-cash stock
compensation	-	-	189	-	-	-	-	189
Interest on loan for exercise
of stock options (Note 13)	-	-	(50)	-	-	-	-	(50)

Balance as of June 30, 2002 (Restated)	12,174,524	122	81,546	(34,497)	-	-	-	47,171
Net income	-	-	-	18,066	-	-	-	18,066
Common shares issued
(Note 11)	1,061,114	10	4,956	-	-	-	-	4,966
Income tax benefit of
stock options exercised	-	-	2,087	-	-	-	-	2,087
Fair value of common stock
warrants issued (Note 10)	-	-	905	-	-	-	-	905
Repurchase of common shares
(Note 11)	-	-	-	-	-	471,588	(3,583)	(3,583)
Interest on loan for exercise
of stock options (Note 13)	-	-	(28)	-	-	-	-	(28)
Repayment of loan for
exercise of stock options
(Note 13)	-	-	350	-	-	-	-	350

Balance as of June 29, 2003 (Restated)	13,235,638	132	89,816	(16,431)	-	471,588	(3,583)	69,934
Net income	-	-	-	4,272	-	-	-	4,272
Unrealized gains on equity
securities, net of tax
of $55	-	-	-	-	224	-	-	224

Total comprehensive income								4,496
Common shares issued (Note 11)	49,615	1	254	-	-	-	-	255
Income tax benefit of
stock options exercised	-	-	9	-	-	-	-	9
Interest on loan for exercise
of stock options (Note 13)	-	-	(2)	-	-	-	-	(2)
Repayment of loan for
exercise of stock options
(Note 13)	-	-	316	-	-	-	-	316

Balance as of June 27, 2004 (Restated)	13,285,253	$133	$90,393	$(12,159)	$224	471,588	$(3,583)	$75,008

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002
(In thousands)

	June 27, 2004	June 29, 2003	June 30, 2002
	(As Restated)	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$4,272	$18,066	$4,166
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization Notes 1,3 and 4)	10,275	8,056	6,778
Amortization of notes payable discount	201	109	-
Loss on disposal of assets	257	276	-
Non-cash compensation (Note 11)	-	-	189
Income tax benefit of stock options exercised	9	2,087	162
Interest on loan for exercise of stock options (Note 13)	(2)	(28)	(50)
Deferred income taxes (Note 8)	201	(17,916)	(559)
Changes in assets and liabilities:
Accounts receivable (Note 1)	(377)	1	(152)
Inventories (Note 1)	(800)	(893)	(407)
Prepaid expenses and other current assets (Notes 1 and 2)	4,284	(4,423)	147
Accounts payable	(1,088)	573	(408)
Accrued expenses (Note 5)	(572)	4,211	(1,303)
Other assets (Notes 1 and 4)	119	7	(187)
Other long-term liabilities (Note 5)	350	(11)	536
Proceeds from tenant improvement allowances	4,050	6,350	6,449

Net cash provided by operating activities	21,179	16,465	15,361

Cash flows from investing activities:
Purchase of property and equipment	(15,862)	(24,450)	(17,349)
Proceeds from disposal of assets	54	139	-
Change in restricted cash	640	289	(276)
Repayment of loan for exercise of stock options	316	350	-

Net cash used in investing activities	(14,852)	(23,672)	(17,625)

Cash flows from financing activities:
Proceeds from issuance of common stock (Note 11)	255	4,966	904
Proceeds from issuance of convertible subordinated notes
and common stock warrants (Notes 7 and 10)	-	15,000	-
Issuance costs for subordinated convertible notes and common
stock warrants (Notes 7 and 10)	-	(1,375)	-
Repurchase of common stock (Note 11)	-	(3,583)	-
Repayment of long-term debt and capitalized lease obligations	(21,038)	(7,889)	(2,096)
Proceeds from long-term debt (Note 7)	10,850	500	5,000
Proceeds from capital lease transactions	-	-	1,838

Net cash provided by (used in) financing activities	(9,933)	7,619	5,646

Net change in cash and cash equivalents	(3,606)	412	3,382
Cash and cash equivalents, beginning of period	5,055	4,643	1,261

Cash and cash equivalents, end of period (Note 1)	$1,449	$5,055	$4,643

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$1,851	$1,441	$1,613
Income taxes, net of refunds	467	541	175

        See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002

1. Summary of Significant Accounting Policies

Background

        Champps Entertainment, Inc. (the “Company”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA International”). At June 27, 2004, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise Champps casual dining restaurants that serve customers in upscale restaurant settings in 22 states throughout the United States with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas.

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

Property and Equipment

        Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are amortized over the shorter of their lease term, contract term or the asset’s estimated useful life. Useful lives range from 15 to 27 years for buildings 3 to 27 years for leasehold improvements, 5 to 7 years for restaurant equipment, 3 years for software and 5 years for computers and audio-visual equipment.

Other Assets

        Other assets predominantly consist of deposits related to long-term leases and utilities, deferred financing fees and liquor licenses. Deferred financing fees are amortized to interest expense over the life of the related loan. Liquor licenses are amortized using the straight-line method over a similar term of the related restaurant lease that we use to depreciate our assets and use to calculate straight-line deferred rent.

Impairment or Disposal of Long-Lived Assets and Goodwill

        The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. The Company evaluates each individual restaurant for impairment. Each restaurant has cash flows that are largely independent and its assets and liabilities are largely independent from other assets and liabilities. In addition, the Company evaluates each individual restaurant for impairment after it has been open six full quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. Impairment testing is completed whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company considers four consecutive quarters of negative cash flow or losses to be a potential for an individual restaurant to be impaired and utilizes a present value technique in determining fair value. The present value technique used utilizes a single set of estimated cash flows and a single interest rate that is commensurate with the risk of the operation.

        The Company evaluates impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, the Company is required to assess goodwill impairment at least annually by means of a fair value-based test. The determination of fair value requires the Company to make certain assumptions and estimates related to the two restaurants for which its goodwill relates and is highly subjective.

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

Leases

        The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, both entitled “Accounting for Leases,” as well as other subsequent amendments and authoritative literature. The Company uses the same lease term for all of the following: determining capital versus operating lease classifications, calculating straight-line rent expense, amortization of leasehold improvements and amortization of tenant improvement allowances. The lease term is a minimum of the non-cancelable period but may include option periods if the Company would incur an economic penalty associated with the cancellation of the lease.

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

Deferred Rent Liabilities

        For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rent paid and the straight-line rent as a deferred rent liability. The Company also includes future rent increases where the future increases include escalation clauses based on the lesser of a specified percentage increase of the change in an index that includes a leverage factor. These future estimated rent expenses are used to calculate straight-line rent expense. In addition, lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense. The lease term used to calculate straight-line deferred rent and lease incentive amortization is a minimum of the non-cancelable period but may include option periods if the Company would incur an economic penalty associated with the cancellation of the lease.

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

Income Taxes

        Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities. Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits and targeted jobs tax credits, are recorded as deferred tax assets. A valuation allowance would be recorded for the tax benefit of the deferred tax assets not expected to be utilized.

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

        The Company maintains an Employee Stock Purchase Plan (“The Purchase Plan”) under which the employees of the Company may purchase stock at a discount. The plan requires our employees to make a contribution commitment prior to the start of a quarter and allows the employee to purchase stock at the lower of the closing price at the beginning of the quarter or the end of the quarter less a percentage discount.

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

        Had compensation cost for the Company’s stock options and employee stock purchase plan been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net earnings and earnings per share would have been as follows (in 000‘s except earnings per share data:

	June 27, 2004	June 29, 2003	June 30, 2002
Net earnings, as reported and restated	$4,272	$18,066	$4,166
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	-	-	181
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(591)	(355)	(599)

Pro forma net income	$3,681	$17,711	$3,748

Earnings per share:
Basic - as reported	$0.33	$1.44	$0.34
Basic - pro forma	0.29	1.41	0.31
Diluted - as reported	$0.33	$1.35	$0.32
Diluted - pro forma	0.28	1.32	0.29

        The fair value of each stock option granted in 2004, 2003 and 2002 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the stock purchased through the ESPP was estimated based upon the actual discount extended plus the value of the options associated with the shares during the quarter.

The following key assumptions were used to value the option grants issued and the ESPP stock purchased for each year :

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

2. Restatement of Previously Issued Financial Statements

        We have determined that we had incorrectly calculated our straight-line rent expense, our related deferred rent liability and our depreciation expense and have modified our computation to correct this issue. As a result, we have restated our financial statements for periods prior to fiscal 2004.

        The issue requiring restatement relates to our historical accounting practice of using the initial non-cancelable lease term when determining whether each of our leases was an operating lease or a capital lease and when calculating straight-line rent expense. In accordance with this policy, we had depreciated our leasehold improvements over a period that included both the initial non-cancelable term of the lease and our option periods but not longer than the useful life of the asset, if shorter. In addition, the Company previously did not include increases when calculating rent expense for leases where the increases in rent include escalation clauses based on the lesser of a specified percentage increase of the change in the index that includes a leverage factor.

        We have adjusted our financial statements to reflect the same lease term for depreciating leasehold improvements as we use in determining capital versus operating lease classifications and in calculating straight-line rent expense. We have also increased straight line rent on certain leases where the future increases include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor.

We have determined that the cumulative effect of the restatement on our previously issued financial statements through the fiscal 2004 ended June 27, 2004 results in an increase in the deferred rent liability and rent expense of approximately $5.8 million, an increase in accumulated depreciation and depreciation expense of approximately $200,000, a decrease in income tax expense by approximately $2.5 million, and a decrease in retained earnings of approximately $3.5 million.

        The financial impact of the adjustments described above for the periods presented is as follows:

	Cumulative impact to periods prior to fiscal 2001	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Total cumulative impact through fiscal 2004
Rent expense	2,864	991	929	1,005	5,789
Depreciation expense	(48)	(23)	52	217	198

Subtotal	2,816	968	981	1,222	5,987
Tax expense	--	--	(1,954)	(501)	(2,455)

Net increase/(decrease)
in expenses	2,816	968	(973)	721	3,532

Consolidated Statements of Cash Flows

        Previously, we accounted for the receipt of lease incentives as financing activities under the line entitled “proceeds from tenant improvement allowances.” In our restated financial statements for 2004 and prior periods, we have reclassified these receipts as cash flows from operating activities.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

The following tables present the adjustments as a result of the restatement to the Consolidated Statements of Operations for the fiscal years ended June 27, 2004 (fiscal 2004), June 29, 2003 (fiscal 2003) and June 30, 2002 (fiscal 2002), Consolidated Balance Sheets as of June 27, 2004 and June 29, 2003 and abbreviated Consolidated Statements of Cash Flows for the fiscal years ended June 27, 2004, June 29, 2003 and June 30 2002:

Fiscal 2004 - Fiscal year ended June 27, 2004
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Revenue
Sales	$210,923	$--	$210,923
Franchising and royalty, net	579	--	579

Total revenue	211,502	--	211,502

Costs and expenses
Cost of sales and operating expenses	180,820	53	180,873
General and administrative expenses	10,791	952	11,743
Depreciation and amortization	9,679	217	9,896
Other (income) expense	135	--	135

Income from operations	10,077	(1,222)	8,855
Other (income) expense:
Interest expense and income, net	2,101	--	2,101
Expenses related to predecessor companies	1,171	--	1,171
Debt extinguishment costs	587	--	587

Income before income taxes	6,218	(1,222)	4,996
Income tax expense	1,225	(501)	724

Net income	$4,993	$(721)	$4,272

Basic income per share	$0.39	$(0.06)	$0.33

Diluted income per share	$0.38	$(0.05)	$0.33

Statement of Cash Flows Data
Net cash provided by operating activities	$17,129	$4,050	$21,179
Net cash used in investing activities	$(14,852)	$--	$(14,852)
Net cash provided by financing activities	$(5,883)	$(4,050)	$(9,933)

Fiscal 2004 (continued)
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet as of June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents	$1,449	--	$1,449
Restricted cash	101	--	101
Accounts receivable	3,046	--	3,046
Inventories	4,394	--	4,394
Prepaid expenses and other current assets	1,782	--	1,782
Deferred tax assets	2,825	--	2,825

Total current assets	13,597	--	13,597
Property and equipment, net	89,153	(198)	88,955
Goodwill	5,069	--	5,069
Deferred tax assets	21,093	2,454	23,547
Other assets, net	2,581	--	2,581

Total assets	$131,493	2,256	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	--	$4,315
Accrued expenses	9,178	--	9,178
Current portion of long-term debt	942	--	942

Total current liabilities	14,435	--	14,435
Long-term debt, net of current portion	17,621	--	17,621
Other long-term liabilities	20,897	5,788	26,685

Total liabilities	52,953	5,788	58,741
Commitments and contingencies	--	--	--
Shareholders' equity:
Common stock	133	--	133
Additional paid-in capital	90,393	--	90,393
Accumulated deficit	(8,627)	(3,532)	(12,159)
Accumulated other comprehensive income	224	--	224
Treasury stock, at cost	(3,583)	--	(3,583)

Total shareholders' equity	78,540	(3,532)	75,008

Total liabilities and shareholders' equity	131,493	2,256	133,749

Fiscal 2003 - Fiscal year ended June 29, 2003
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Revenue
Sales	$180,115	$--	$180,115
Franchising and royalty, net	616	--	616

Total revenue	180,731	--	180,731

Costs and expenses
Cost of sales and operating expenses	156,614	327	156,941
General and administrative expenses	9,938	602	10,540
Depreciation and amortization	7,627	52	7,679
Other (income) expense	262	--	262

Income from operations	6,290	(981)	5,309
Other (income) expense:
Interest expense and income, net	1,826	--	1,826
Expenses related to predecessor companies	282	--	282
Debt extinguishment costs	290	--	290

Income before income taxes	3,892	(981)	2,911
Income tax expense	(13,201)	(1,954)	(15,155)

Net income	$17,093	$973	$18,066

Basic income per share	$1.36	$0.08	$1.44

Diluted income per share	$1.28	$0.07	$1.35

Statement of Cash Flows Data
Net cash provided by operating activities	$10,115	$6,350	$16,465
Net cash used in investing activities	$(23,672)	$--	$(23,672)
Net cash provided by financing activities	$13,969	$(6,350)	$7,619

Fiscal 2003 (continued)
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet as of June 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$5,055	--	$5,055
Restricted cash	741	--	741
Accounts receivable	2,669	--	2,669
Inventories	3,594	--	3,594
Prepaid expenses and other current assets	6,066	--	6,066
Deferred tax assets	2,000	--	2,000
Net assets held for sale	--	--	--

Total current assets	20,125	--	20,125
Property and equipment, net	83,613	20	83,633
Goodwill	5,069	--	5,069
Deferred tax assets	22,675	1,953	24,628
Other assets, net	2,467	--	2,467

Total assets	$133,949	1,973	$135,922

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,403	--	$5,403
Accrued expenses	9,750	--	9,750
Current portion of capital lease obligations	528	--	528
Current portion of long-term debt	1,244	--	1,244

Total current liabilities	16,925	--	16,925
Capital lease obligations, net of current portion	635	--	635
Long-term debt, net of current portion	26,143	--	26,143
Other long-term liabilities	17,501	4,784	22,285

Total liabilities	61,204	4,784	65,988

Commitments and contingencies	--	--	--
Shareholders' equity:
Common stock	132	--	132
Additional paid-in capital	89,816	--	89,816
Accumulated deficit	(13,620)	(2,811)	(16,431)
Accumulated other comprehensive income	--	--	--
Treasury stock, at cost	(3,583)	--	(3,583)

Total shareholders' equity	72,745	(2,811)	69,934

Total liabilities and shareholders' equity	133,949	1,973	135,922

Fiscal 2002 - Fiscal year ended June 30, 2002
	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Operations
Revenue
Sales	$157,889	$--	$157,889
Franchising and royalty, net	648	--	648

Total revenue	158,537	--	158,537

Costs and expenses
Cost of sales and operating expenses	136,101	354	136,455
General and administrative expenses	8,599	637	9,236
Depreciation and amortization	6,435	(23)	6,412
Other (income) expense	(12)	--	(12)

Income from operations	7,414	(968)	6,446
Other (income) expense:
Interest expense and income, net	1,613	--	1,613
Expenses related to predecessor companies	305	--	305

Income from continuing operations	5,496	(968)	4,528
Loss from discontinued operations, net of tax	153	--	153

Income before income taxes	5,343	(968)	4,375
Income tax expense	209	--	209

Net income	$5,134	$(968)	$4,166

Basic income (loss) per share:
Income before discontinued operations	$0.43	$(0.08)	$0.35
Loss from discontinued operations	(0.01)	--	(0.01)

Net income	0.42	(0.08)	0.34

Diluted income (loss) per share:
Income before discontinued operations	$0.41	$(0.08)	$0.33
Loss from discontinued operations	(0.01)	--	(0.01)

Net income	0.40	(0.08)	0.32

Statement of Cash Flows Data
Net cash provided by operating activities	$8,912	$6,449	$15,361
Net cash used in investing activities	$(17,625)	$--	$(17,625)
Net cash provided by financing activities	$12,095	$(6,449)	$5,646

Reclassification included with restatement

        Expenses related to the training of new restaurant managers and their travel and temporary housing during their training periods have been reclassified from restaurant operating expenses to general and administrative expenses. This reclassification was made to provide better comparability with other restaurant companies. The following amounts have been reclassified:

	June 27, 2004	June 29, 2003	June 30, 2002
Manager in training - labor expense	821	502	540
Manager in training - travel and housing expense	131	100	97

Total amount reclassified	952	602	637

3. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Prepaid rents, real estate taxes and related costs	$3	$1,225
Prepaid insurance	981	1,402
Prepaid licenses and permits	187	152
Prepaid contracts and other	611	554
Build-to-suit construction costs	-	2,733

	$1,782	$6,066

        The build-to-suit construction costs relate to construction projects where the Company is considered the owner. One such project was under development at June 29, 2003 while no such projects were under development at June 27, 2004.

4. Property and Equipment

Property and equipment consisted of the following (in 000‘s):

	June 27, 2004	June 29, 2003
	Restated	Restated
Land	$2,923	$2,923
Buildings & leasehold improvements	76,704	64,234
Software	1,268	952
Equipment	46,777	34,609
Equipment under capital lease	-	3,859
Construction in progress	2,222	8,489

	129,894	115,066
Accumulated depreciation and amortization	(40,939)	(31,433)

Total property and equipment	$88,955	$83,633

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

5. Other Assets, Net

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

        Accumulated amortization for other assets, net totaled $990,000 and $426,000 at June 27, 2004 and June 29, 2003, respectively.

6. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
Salaries, wages and related taxes	$2,721	$1,990
Accrued taxes, predominantly sales and estimated property	2,291	2,320
Build-to-suit construction liability	-	2,733
Accrued insurance	1,714	671
Predecessor obligations (sales taxes, legal and insurance)	1,015	598
Other	1,437	1,438

	$9,178	$9,750

The components of other long-term liabilities were as follows (in 000‘s):

	June 27, 2004	June 29, 2003
	Restated	Restated
Tenant improvement allowances	$18,640	$15,656
Deferred rents	8,035	6,569
Predecessor obligations (sales taxes, legal and insurance)	-	50
Other	10	10

	$26,685	$22,285

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

7. Leases

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

Future minimum lease payments pursuant to leases with non-cancelable lease terms excluding option periods in excess of one year at June 27, 2004 were as follows (in 000’s):

Fiscal Years Ending	Operating Leases
Restated
2005	$13,848
2006	15,310
2007	15,546
2008	15,874
2009	16,140
Thereafter	150,822

Total future minimum lease payments	$227,540

        Total rent expense in 2004, 2003 and 2002 approximated $13,497,000, $11,800,000 and $10,160,000, respectively. Contingent rentals in rent expense for 2004, 2003 and 2002 approximated $362,000, $382,000 and $526,000, respectively.

8. Long-term Debt

Long-term debt consisted of the following (in 000‘s):

Lender	Interest rate	Face amount	June 27, 2004	June 29, 2003	Nature of debt	Nature of collateral	Maturity
Convertible Subordinated Notes	5.50%	$15,000	$14,305	14,104	Note Payable	Unsecured	Dec., 2007
LaSalle Bank N.A.	Prime - Prime + .50% or LIBOR +2-3%	25,000	2,500	--	Revolving Line of Credit	All personal & real property	Mar., 2007
GE Capital	CP + 3.75%	3,022	979	2,197	Note Payable	Equipment	Dec., 2006
GE Capital	CP + 3.75%	1,978	779	1,499	Note Payable	Equipment	Feb., 2007
GE Capital	CP + 3.75%	5,000	--	500	Note Payable	Equipment	Feb., 2007
FINOVA	10.36%	4,750	--	4,507	Mortgage	Leasehold	May, 2010
FINOVA	10.36%	4,750	--	4,507	Mortgage	Leasehold	May, 2010
Former Employee	10.00%	500	--	73	Note Payable	Unsecured	Dec., 2003

			$18,563	$27,387

Less current portion			942	1,244

Debt, net of current portion			$17,621	$26,143

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

        In March 2004, we obtained a three-year $25.0 million senior secured credit facility with a new lender, LaSalle Bank. We used a portion of the facility to refinance certain of our existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected by us, LIBOR plus 200 to 300 basis points. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points.

        The facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of June 27, 2004, the Company had $2.5 million of outstanding borrowings under this facility and had placed letters of credit of $1.3 million under the facility with $19.4 million available for additional borrowing. The weighted-average annual interest rate on credit line borrowings at June 27, 2004 was 3.7%.

        Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.”

        As of June 27, 2004, we were in compliance with all debt covenants and financial ratios. This facility has four financial ratios that measure our fixed charge coverage ratio, borrower’s total funded debt to EBITDA, total senior debt to EBITDA and minimum tangible net worth.

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

        In fiscal 2004 and 2003, the Company repaid certain debt with existing balances totaling approximately $15,200,000 and $5,200,000, respectively, before scheduled maturity. Related prepayment costs and unamortized debt issuances costs totaling $587,000 and $290,000, respectively, were recorded as debt extinguishment costs in the accompanying consolidated statement of operations.

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

9. Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000‘s):

	June 27, 2004	June 29, 2003
	Restated	Restated
Deferred tax assets:
Net operating loss carryforwards	$17,916	$19,875
Deferred rent	3,942	3,848
FICA tip tax credits	5,560	3,500
Accrued expenses	1,236	776
Capital leases	--	477
Other	--	76

Total deferred tax assets	28,654	28,552

Deferred tax liabilities:
Property and equipment	$(1,748)	$(1,571)
Goodwill	(497)	(353)
Other	(37)	--

Total deferred tax liabilities	$(2,282)	$(1,924)

Net deferred tax assets	$26,372	$26,628

Current portion	$2,825	$2,000
Long-term	23,547	24,628

The following is a reconciliation of income taxes at the federal statutory rate to the Company’s income tax expense (benefit) (in 000‘s):

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
	Restated	Restated	Restated
Income tax provision computed at statutory federal
income tax rates	$1,749	$1,019	$1,585
FICA tip tax credit	(1,339)	(1,007)	(614)
Non- deductible costs	28	24	23
Decrease in the valuation allowance	--	(16,747)	(1,366)
State income tax provision, net of federal benefit	266	696	47
Expired net operating loss carryforward	--	707	--
Other, net	20	153	534

Income tax expense (benefit)	$724	$(15,155)	$209

        Total income tax expense includes current income tax expense of $468,000, $2,762,000 and $768,000 and deferred income tax expense (benefit) of $256,000, ($17,917,000) and ($559,000) in 2004, 2003 and 2002, respectively. As of June 27, 2004, the Company had federal net operating loss carryforwards of approximately $50.9 million expiring at various dates through 2020. The Company’s FICA tip tax credits totaling $5.6 million may be used to offset federal income taxes and expire at various dates through 2024. During fiscal 2003, the Company determined that it was more likely than not that it would realize the tax benefits of its deferred tax assets based on projections of future taxable income and the reversal of deferred tax liabilities. As a result, the valuation allowance on deferred tax assets was eliminated in fiscal 2003. The valuation allowance on deferred tax assets decreased $1,366,000 in fiscal 2002.

        Average annual taxable income of approximately $3.0 million would need to be generated over the future carryforward years for full realization of the deferred tax asset related to the net operating loss carryforwards. Estimated taxable income for the fiscal year ended June 27, 2004 was $6.0 million.

10. Commitments and Contingencies

Fuddruckers Representations and Indemnity

        The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company, certain of which expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

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

        In connection with the spin-off of DAKA International in late 1997, the Company assumed certain contingent liabilities of DAKA International and its subsidiary, Daka, Inc. In March 2000, a former associate of Daka was awarded approximately $0.2 million in compensatory damages, $4.8 million in punitive damages and $0.3 million in legal fees in a jury trial based on the associate’s claim of negligent supervision and retaliation due to alleged conduct that occurred in 1996 at a former Daka food service location. On September 20, 2000, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. Under our Post-Closing Covenant Agreement with DAKA, the Company has been responsible for handling the defense of these claims, including the appeals. The Court of Appeals affirmed the award of compensatory damages in the amount of $187,500 and attorneys’ fees in the amount of $276,000. However, the Court of Appeals vacated the $4.8 million punitive damages award as constitutionally excessive and remanded the case to the trial court for redetermination of punitive damages in accordance with legal principles outlined in its opinion. In January 2004, the Company paid approximately $0.6 million for these items including accrued interest. On remand, by Order dated May 26, 2004, the trial court awarded punitive damages in the amount of $937,500. The Company accrued a liability for the full amount of this award in the fourth quarter of fiscal 2004. On July 9, 2004, Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia and this matter is now pending in that court. In addition on June 23, 2004, plaintiff’s counsel filed a motion for additional attorney’s fees in the amount of $375,000 which has not been accrued for by the Company. Daka plans to vigorously oppose this motion and in the event the trial court grants the motion for attorneys’ fees in whole or in part, Daka plans to file a Notice of Appeal for the award of the legal fees. Depending on the timing and nature of the ruling by the Court of Appeals, the Company also could incur substantial additional legal expenses in pursuing Daka’s appeal and the ultimate resolution of this matter.

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

        From time-to-time, additional lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers and others related to operational issues common to the food service industry. A number of such claims may exist at any given time. In addition, the Company also encounters complaints and allegations from former and current associates or others from time-to-time that are believed to be common for businesses such as the Company’s. In addition to the matters described above, the Company is currently not a party to any litigation that management believes could have a material adverse effect on the Company’s consolidated financial position or results of operations and the Company is not aware of any such threatened litigation.

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

11. Shareholders’ Equity and Income Per Share

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

The following table sets forth the computation of basic and diluted earnings per share (in 000‘s except per share data):

	Fiscal Year Ended
	June 27, 2004		June 29, 2003	June 30, 2002
	(As Restated)		(As Restated)	(As Restated)
Basic income per share:
Income before discontinued operations	$4,272		$18,066	$4,319
Loss from discontinued operations	--		--	(153)

Net income	$4,272		$18,066	$4,166

Weighted average shares outstanding	12,793		12,536	12,104
Income before discontinued operations per share - basic	$0.33		$1.44	$0.35
Loss from discontinued operations per share - basic	--		--	(0.01)

Net income per share - basic	$0.33		$1.44	$0.34

Diluted income per share:
Income before discontinued operations	$4,272		$18,066	$4,319
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(d	)	415	(b )

Income before discontinued operations plus assumed conversions	4,272		18,481	4,319

Loss from discontinued operations	--		--	(153)

Net income plus assumed conversions	$4,272		$18,481	$4,166

Weighted average shares outstanding	12,793		12,536	12,104
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	207		389	760
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c )	(b )
Assumed conversion of 5.5% convertible subordinated notes	(d	)	758	(b )

Total shares outstanding for computation of per share earnings	13,000		13,683	12,864

Income before discontinued operations per share - diluted	$0.33		$1.35	$0.33
Loss from discontinued operations per share - diluted	--		--	(0.01)

Net income per share - diluted	$0.33		$1.35	$0.32

(a)	For the years ended June 27, 2004, June 29, 2003 and June 30, 2002, 220,763, 67,154 and 11,800 stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the securities had not yet been issued.
(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.
(d)	Not included in calculation because the assumed conversion of convertible notes into 1,407,129 common shares was anti-dilutive.

12. Stock Options and Employee Benefit Plans

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

        On November 4, 1999, the Company authorized and reserved for issuance 750,000 shares of common stock in connection with a non-qualified stock option agreement entered into with William H. Baumhauer, the Company’s chief executive officer. The options were to expire on June 30, 2001 and were exercisable at $4.00 per share. On September 28, 2000, Mr. Baumhauer’s employment agreement was amended and restated. At that time the expiration date of the options previously granted on November 4, 1999 were extended to June 30, 2003. The Company recorded non-cash compensation expense of $189,000 and $286,000 for the years ended June 30, 2002 and July 1, 2001, respectively, related to the extension of termination dates on these options which resulted in a remeasurement date. Although the price of the options extended were above the fair market value on the original grant date, the price of the options were below the fair market value of the underlying stock on the extension date. The non-cash compensation expense was included in general and administrative expenses.

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

        On July 31, 2003, Mr. Baumhauer terminated the stock trading plan.

        The Company granted options to the Company’s board of directors, its executive officers, managers and directors in its corporate office, the regional directors of operations and the general managers of the restaurants. In addition, options have been granted to corporate office associates below the level of manager and director.

The following table presents activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at July 1, 2001	1,487,284	$4.76
Granted	274,250	7.50	6.85
Exercised	(124,726)	5.10
Forfeited	(71,253)	6.69

Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	4.94
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	6.97
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options Exercisable	Weighted Average Exercisable Price
June 30, 2002	1,196,717	4.67
June 29, 2003	367,936	5.82
June 27, 2004	561,227	5.81

The following table sets forth information regarding options outstanding at June 27, 2004:

Number of Options	Range of Prices	Weighted Average Price	Weighted Average Remaining Contractual Life	Number Currently Exerciseable	Weighted Average Price for Currently Exercisable
108,701	$4.00 - $4.82	4.01	5.2	108,701	$4.01
320,019	4.94 - 5.75	5.28	7.6	254,435	5.37
386,600	6.03 - 7.11	6.93	8.5	33,250	6.45
221,468	7.50 - 13.80	7.54	7.2	164,841	7.55

        In August 2004, the Company’s Board of Directors granted an additional 420,700 options to purchase common stock at a grant price of $7.85.

Employee Stock Purchase Plan

        The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “Purchase Plan”). As of June 27, 2004, 224,810 shares of common stock had been issued under the Purchase Plan. Under the Purchase Plan, eligible associates of the Company may participate in quarterly offerings of shares made by the Company. The participating associates purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2002, associates purchased 32,151 shares for a total of $207,000. In fiscal 2003, associates purchased 33,849 shares for a total of $252,000. In fiscal 2004, associates purchased 39,450 shares for a total of $191,000. The proforma expense associated with the Purchase Plan was $67,000, $91,000 and $88,000 for fiscal 2004, 2003 and 2002, respectively.

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

15. Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2004 and 2003 are summarized as follows (in 000‘s except per share data):

Fiscal 2004 – Restated	Quarter ended				Year ended
	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004	June 27, 2004
Revenue	$48,885	$54,811	$54,165	$53,641	$211,502
Pre-opening expenses	839	756	45	258	1,898
Expenses related to predecessor companies	39	166	54	912	1,171
Debt extinguishment costs	-	-	4	583	587
Income from continuing operations	523	2,458	2,009	6	4,996
Net income	400	1,878	1,614	380	4,272
Basic income per share:
Net income	0.03	0.15	0.12	0.03	0.33
Diluted income per share:
Net income	0.03	0.15	0.12	0.03	0.33

Fiscal 2003 – Restated	Quarter ended				Year ended
	September 29, 2002	December 29, 2002	March 30, 2003	June 29, 2003 (a)	June 29, 2003
Revenue	$41,480	$46,538	$46,184	$46,529	180,731
Pre-opening expenses	703	849	593	979	3,124
Expenses related to predecessor companies	-	-	272	10	282
Debt extinguishment costs	-	290	-	-	290
Income from continuing operations	789	1,608	412	102	2,911
Net income	751	1,533	285	15,497	18,066
Basic income per share:
Net income	0.06	0.12	0.02	1.22	1.44
Diluted income per share:
Net income	0.06	0.12	0.02	1.13	1.35

(a)	Net income in the fourth quarter of fiscal 2003 included a benefit for income taxes of $15.4 million as a result of the reversal of previously recorded deferred tax valuation allowance.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Fiscal 2004 - As originally reported	Quarter ended				Year ended
	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004	June 27, 2004
Revenue	$48,885	$54,811	$54,165	$53,641	$211,502
Pre-opening expenses	839	756	45	258	1,898
Expenses related to predecessor companies	39	166	54	912	1,171
Debt extinguishment costs	--	--	4	583	587
Income from continuing operations	815	2,775	2,332	296	6,218
Net income	604	2,053	1,827	509	4,993
Basic income per share:
Net income	0.05	0.16	0.14	0.04	0.39
Diluted income per share:
Net income	0.05	0.16	0.14	0.04	0.39

Fiscal 2003 - As originally reported	Quarter ended				Year ended
	September 29, 2002	December 29, 2002	March 30, 2003	June 29, 2003 (a)	June 29, 2003
Revenue	$41,480	$46,538	$46,184	$46,529	$180,731
Pre-opening expenses	703	849	593	979	3,124
Expenses related to predecessor companies	--	--	272	10	282
Debt extinguishment costs	--	290	--	--	290
Income from continuing operations	1,010	1,843	671	368	3,892
Net income	972	1,768	544	13,809	17,093
Basic income per share:
Net income	0.08	0.14	0.04	1.08	1.36
Diluted income per share:
Net income	0.08	0.14	0.04	.98	1.28

(a)	Net income in the fourth quarter of fiscal 2003 included a benefit for income taxes of $13.4 million as a result of the reversal of previously recorded deferred tax valuation allowance.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]