Form 10-Q/A
period 2005-02-22
CHAMPPS ENTERTAINMENT INC
filed 2005-05-05
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
 [Amendment #2]

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

Explanatory Note

The purpose of this amendment #2 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended October 3, 2004 is to restate our consolidated financial statements for the quarters ended October 3, 2004 and September 28, 2003 as described in Note 2 to the Consolidated Financial Statements. Additional information about the decision to restate these financial statements can be found in our Current Report on Form 8-K, filed with the SEC on February 1, 2005. The Company has also expanded or revised certain disclosures in response to a comment letter received from the Securities and Exchange Commission on March 21, 2005. These changes consist primarily of revised disclosures to eliminate non-GAAP measures of operating performance and a correction to the disclosure of contractual obligations and commitments.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, and the amendment #1 on From 10-Q, except as required to reflect the effects of the restatement and in response to the comment letter to expand or revise certain disclosures in future filings noted above. This Form 10-Q/A generally does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement or related to the expanded or revised disclosures resulting from our SEC comment letter noted above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 22, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

Part	I – Item 1: Financial Statements

Part	I – Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part	I – Item 4: Controls and Procedures

We have included in this Amendment No. 2 to Form 10-Q a discussion of our controls and procedures as of October 3, 2004. While the discussion speaks as of a date later than October 3, 2004, the Company concluded that an updated disclosure is appropriate under the circumstances of the restatement reflected in this amendment.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our chief executive officer and chief financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

We have determined that the cumulative effect of the restatement on our financial statements through the first quarter of fiscal 2005 ended October 3, 2004 results in an increase in the deferred rent liability and rent expense of approximately $6.0 million, an increase in accumulated depreciation and depreciation expense of approximately $262,000, a decrease in income tax expense by approximately $2.6 million, and a decrease in retained earnings of approximately $3.7 million.

These adjustments were not attributable to any material non-compliance by us, as a result of any misconduct, with any financial reporting requirements under the securities laws.

The financial impact of the adjustments described above for the periods presented is as follows:

	Cumulative impact to periods prior to fiscal 2000	Impact to fiscal 2000	Impact to fiscal 2001	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Impact to 1st Quarter of fiscal 2005	Total cummulative impact through 1st Quarter 2005
Rent expense	1,234	803	827	991	929	1,005	237	5,789
Depreciation expense	(29)	(1)	(18)	(23)	52	217	64	198

Subtotal	1,205	802	809	968	981	1,222	301	5,987
Tax expense	-	-	-	-	(1,954)	(501)	(94)	(2,455)

Net increase/(decrease)
in expenses	1,205	802	809	968	(973)	721	207	3,532

See Note 2 of the Notes to Consolidated Financial Statements for additional information.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

CHAMPPS ENTERTAINMENT, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	Financial Statements:

Consolidated Balance Sheets as of October 3, 2004 and June 27, 2004 - (Restated)

Consolidated Statements of Operations - Quarters Ended October 3, 2004
        and September 28, 2003 (Restated)

Consolidated Statement of Shareholders' Equity - Quarter Ended October 3, 2004 (Restated)

Consolidated Statements of Cash Flows – Quarters Ended October 3, 2004 and
        September 28, 2003 (Restated)

Notes to Unaudited Consolidated Financial Statements – Quarters Ended
        October 3, 2004 and September 28, 2003 (Restated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures- (Restated)
1 2 3 4 5 18 31 31

PART II – OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Defaults upon Senior Securities

Submission of Matters to a Vote of Security Holders

Other Information

Exhibits	32 32 33 33 33 33

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of October 3, 2004 and June 27, 2004
(In thousands except share data)
(Unaudited)

	October 3, 2004	June 27, 2004
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$--	$1,449
Restricted cash	--	101
Accounts receivable	3,272	3,046
Inventories	4,206	4,394
Prepaid expenses and other current assets (Note 7)	3,188	1,782
Deferred tax assets	2,825	2,825

Total current assets	13,491	13,597
Property and equipment, net (Note 2)	90,721	88,955
Goodwill	5,069	5,069
Deferred tax assets (Note 2)	23,396	23,547
Other assets, net (Note 8)	2,764	2,581

Total assets	$135,441	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Cash overdraft	$1,753	$--
Accounts payable	4,055	4,315
Accrued expenses (Notes 4 and 9)	8,676	9,178
Current portion of long-term debt (Note 6)	955	942

Total current liabilities	15,439	14,435
Long-term debt, net of current portion (Note 6)	16,903	17,621
Other long-term liabilities (Notes 2, 4 and 9)	26,930	26,685

Total liabilities	59,272	58,741

Commitments and contingencies (Note 4)	--	--
Shareholders' equity
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	--	--
Common stock ($.01 par value per share; authorized 30,000,000 shares;
shares; 13,319,777 and 13,285,253 shares issued at October 3, 2004
and June 27, 2004, respectively)	133	133
Additional paid-in capital	90,591	90,393
Accumulated deficit	(10,972)	(12,159)
Accumulated other comprehensive income	--	224
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	76,169	75,008

Total liabilities and shareholders' equity	$135,441	$133,749

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Quarters Ended October 3, 2004 and September 28, 2003
(In thousands except per share data)
(Unaudited)

	Quarters Ended
	October 3, 2004	September 28, 2003
	(Restated)	(Restated)
Revenue
Sales	$55,344	$48,747
Franchising and royalty, net	153	138

Total revenue	55,497	48,885

Costs and expenses
Cost of sales and operating expenses	47,601	42,966
Depreciation and amortization	2,680	2,227
General and administrative expenses	3,091	2,548
Other (income) expense	(142)	33

Income from operations	2,267	1,111
Other (income) expense
Interest expense and income, net	374	549
Expenses reltated to predecessor companies	310	39

Income before income taxes	1,583	523
Income tax expense	396	123

Net income	$1,187	$400

Basic income per share (Note 3):	$0.09	$0.03

Diluted income per share (Note 3):	$0.09	$0.03

Basic weighted average shares outstanding	12,822	12,775

Diluted weighted average shares outstanding	13,079	12,860

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Quarter Ended October 3, 2004
(In thousands except share data)
(Unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares	Amount	Total Share holders' Equity
				Restated				Restated
Balance as of June 27, 2004 (as previously reported)	13,285,253	$133	$90,393	$(8,627)	$224	471,588	$(3,583)	$78,540
Restatement adjustments —Note 2	--	--	--	(3,532)	--	--	--	(3,532)

Balance as of June 27, 2004 (as restated —Note 2)	13,285,253	133	90,393	(12,159)	224	471,588	(3,583)	75,008
Net income	--	--	--	1,187	--	--	--	1,187
Reclassification adjustment for the
gain on sale of securities realized
in net income	--	--	--	--	(224)	--	--	(224)
Common shares issued	34,524	--	198	--	--	--	--	198

Balance as of October 3, 2004	13,319,777	$133	$90,591	$(10,972)	$--	471,588	$(3,583)	$76,169

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarters Ended October 3, 2004 and September 28, 2003
(In thousands)
(Unaudited)

	October 3, 2004	September 28, 2003
	Restated	Restated
Cash flows from operating activities:
Net income	$1,187	$400
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization (Note 5)	2,789	2,304
Amortization of notes payable discount	50	50
Loss on disposal of assets	51	33
Interest on loan for exercise of stock options	--	(2)
Gain on sale of securities	(279)	--
Deferred income tax expense	206	17
Changes in assets and liabilities:
Accounts receivable	(226)	(315)
Accounts receivable related to tenant improvement
allowances	--	(783)
Inventories	188	(140)
Prepaid expenses and other current assets	(1,406)	(218)
Accounts payable	(260)	(1,810)
Accrued expenses	(502)	1,688
Other assets	(474)	89
Other long-term liabilities	245	108
Other long-term liabilities related to tenant
improvement allowance receivable	--	783
Proceeds from tenant improvement allowances	--	1,417

Net cash provided by operating activities	1,569	3,621

Cash flows from investing activities:
Purchase of property and equipment	(4,633)	(4,081)
Proceeds from disposal of assets	39	--
Restricted cash balances	101	(1)
Repayment of loan for exercise of stock options	--	316
Proceeds from sale of securities	279	--

Net cash used in investing activities	(4,214)	(3,766)

Cash flows from financing activities:
Proceeds from cash overdraft	1,753	--
Proceeds from issuance of common stock	198	56
Repayment of long-term debt and capitalized lease obligations	(755)	(809)
Proceeds from long-term debt	--	4,851

Net cash provided by (used in) financing activities	1,196	4,098

Net change in cash and cash equivalents	(1,449)	3,953
Cash and cash equivalents, beginning of period	1,449	5,055

Cash and cash equivalents, end of period	$--	$9,008

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$46	$239
Income taxes, net of refunds	184	69

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

The balance sheets at June 27, 2004 and October 3, 2004 reflect restated balances as a result of the adjustments described in Note 2.

These statements should be read in conjunction with the consolidated financial statements and footnotes included in our Annual Report on Form 10-K/A for the year ended June 27, 2004. The accounting policies used in preparing these consolidated financial statements are consistent with those described in our Annual Report on Form 10-K/A.

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

2. Restatement of Previously Issued Financial Statements

        We have determined that we had incorrectly calculated our straight-line rent expense, our related deferred rent liability and our depreciation expense and have modified our computation to correct this issue. As a result, we have restated our financial statements for the first quarter of fiscal 2005 and for prior periods.

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

        We have determined that the cumulative effect of the restatement on our financial statements through the first quarter of fiscal 2005 will result in an increase in the deferred rent liability and rent expense of approximately $6.0 million, an increase in accumulated depreciation and depreciation expense of $262,000, a decrease in income tax expense by approximately $2.5 million, and a decrease in retained earnings of approximately $3.7 million. Solely as a result of these accounting adjustments, the first quarter 2005 net earnings and earnings per diluted share were reduced by $207,000 or $0.02 per diluted share.

The financial impact of the adjustments described above for the periods presented is as follows:

	Cumulative impact to periods prior to fiscal 2002	Impact to fiscal 2002	Impact to fiscal 2003	Impact to fiscal 2004	Impact to first quarter of fiscal 2005	Total cummulative impact through the first quarter of fiscal 2005
Rent expense	2,864	991	929	1,005	237	6,026
Depreciation expense	(48)	(23)	52	217	64	262

Subtotal	2,816	968	981	1,222	301	6,288
Tax expense	--	--	(1,954)	(501)	(94)	(2,549)

Net increase/(decrease)
in expenses	2,816	968	(973)	721	207	3,739

Consolidated Statements of Cash Flows

        Previously, we accounted for the receipt of lease incentives as financing activities under the line entitled “proceeds from tenant improvement allowances.” In our restated financial statements for October 3, 2004 and for prior periods, we have reclassified these receipts as cash flows from operating activities.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

The following tables present the adjustments as a result of the restatement to the Consolidated Statement of Operations for the three months ended October 3, 2004 and September 28, 2003, Consolidated Balance Sheet for October 3, 2004 and June 27, 2004 and the Consolidated Statements of Cash Flows for the three months ended October 3, 2004 and September 28, 2003:

Three Months Ending October 3, 2004
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$55,344	$--	$55,344
Franchising and royalty, net	153	--	153

Total revenue	55,497	--	55,497

Costs and expenses
Product costs	$15,366	$--	$15,366
Labor costs	17,619	--	17,619
Other operating expenses	9,199	--	9,199
Occupancy	4,967	237	5,204
Pre-opening expenses	213	--	213

Costs of sales and operating expenses	$47,364	$237	$47,601
General and administrative expenses	3,091	--	3,091
Depreciation and Amortization	2,616	64	2,680
Other (income) expense, net	(142)	--	(142)

Income from operations	2,568	(301)	2,267
Other (income) expense:
Interest expense and income, net	374	--	374
Expenses related to predecessor companies	310	--	310

Income before income taxes	1,884	(301)	1,583
Income tax expense	490	(94)	396

Net income	$1,394	$(207)	$1,187

Basic income per share:	$0.11	$(0.02)	$0.09

Diluted income per share:	$0.11	$(0.02)	$0.09

As of October 3, 2004 (continued)
	As Previously Reported	Adjustment	As Restated
Balance Sheet
ASSETS
Current assets:
Accounts receivable	$3,272	--	$3,272
Inventories	4,206	--	4,206
Prepaid expenses and other current assets	3,371	(183)	3,188
Deferred tax assets	2,825	--	2,825

Total current assets	13,674	(183)	13,491
Restricted cash, non-current
Property and equipment, net	90,983	(262)	90,721
Goodwill	5,069	--	5,069
Deferred tax assets	20,828	2,568	23,396
Other assets, net	2,764	--	2,764

Total assets	$133,318	2,123	$135,441

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$1,753	--	$1,753
Accounts payable	4,055	--	4,055
Accrued expenses	8,840	(164)	8,676
Current portion of long-term debt	955	--	955

Total current liabilities	15,603	(164)	15,439
Long-term debt, net of current portion	16,903	--	16,903
Other long-term liabilities	20,904	6,026	26,930

Total liabilities	53,410	5,862	59,272

Commitments and contingencies	--	--	--
Shareholders' equity:
Preferred stock	--	--	--
Common stock	133	--	133
Additional paid-in capital	90,591	--	90,591
Accumulated deficit	(7,233)	(3,739)	(10,972)
Treasury stock, at cost	(3,583)	--	(3,583)

Total shareholders' equity	$79,908	(3,739)	$76,169

Total liabilities and shareholders' equity	$133,318	2,123	$135,441

Three Months Ending September 28, 2003
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$48,747	$--	$48,747
Franchising and royalty, net	138	--	138

Total revenue	48,885	--	48,885

Costs and expenses
Product costs	$13,710	$--	$13,710
Labor costs	15,985	--	15,985
Other operating expenses	7,737	--	7,737
Occupancy	4,445	250	4,695
Pre-opening expenses	839	--	839

Costs of sales and operating expenses	$42,716	$250	$42,966
General and administrative expenses	2,548	--	2,548
Depreciation and amortization	2,185	42	2,227
Other (income) expense, net	33	--	33

Income from operations	1,403	(292)	1,111
Other (income) expense:
Interest expense and income, net	549	--	549
Expenses related to predecessor companies	39	--	39

Income before income taxes	815	(292)	523
Income tax expense	211	(88)	123

Net income	$604	$(204)	$400

Basic income per share	$0.05	$(0.02)	$0.03

Diluted income per share	$0.05	$(0.02)	$0.03

Statement of Cash Flows Data
Net cash provided by operating activities	$2,204	$1,417	$3,621
Net cash used in investing activities	$(3,766)	$--	$(3,766)
Net cash provided by financing activities	$5,515	$(1,417)	$4,098

As of June 27, 2004
	As Previously Reported	Adjustment	As Restated
Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$1,449	$--	$1,449
Restricted cash	101	--	101
Accounts receivable	3,046	--	3,046
Inventories	4,394	--	4,394
Prepaid expenses and other current assets	1,782	--	1,782
Deferred tax assets	2,825	--	2,825

Total current assets	13,597	--	13,597
Property and equipment, net	89,153	(198)	88,955
Goodwill	5,069	--	5,069
Deferred tax assets	21,093	2,454	23,547
Other assets, net	2,581	--	2,581

Total assets	$131,493	$2,256	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	$--	$4,315
Accrued expenses	9,178	--	9,178
Current portion of long-term debt	942	--	942

Total current liabilities	14,435	--	14,435
Long-term debt, net of current portion	17,621	--	17,621
Other long-term liabilities	20,897	5,788	26,685

Total liabilities	52,953	5,788	58,741

Commitments and contingencies	--	--	--
Shareholders' equity:
Common stock	133	--	133
Additional paid-in capital	90,393	--	90,393
Accumulated deficit	(8,627)	(3,532)	(12,159)
Accumulated other comprehensive income	224	--	224
Treasury stock, at cost	(3,583)	--	(3,583)

Total shareholders' equity	$78,540	(3,532)	$75,008

Total liabilities and shareholders' equity	$131,493	2,256	$133,749

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

The Company maintains an Employee Stock Purchase Plan (“The Plan”) under which the employees of the Company may purchase stock at a discount. The Plan requires our employees to make a contribution commitment prior to the start of a quarter and allows the employee to purchase stock at the lower of the closing price at the beginning of the quarter or the end of the quarter less a percentage discount. As of October 3, 2004, 7,308 shares of stock were purchased under this plan on a year to date basis

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees.

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

Had compensation cost for our stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income and income per share would have been as follows:

	Quarters Ended
	October 3, 2004	September 28, 2003
	Restated	Restated
Net income, as reported (Restated)	$1,187,000	$400,000
Add: Stock-based employee compensation
expense included in net income, net of
related tax effects	--	--
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(238,000)	(179,000)

Pro forma net income	$949,000	$221,000

Earnings per share:
Basic - as reported	$0.09	$0.03
Basic - pro forma	0.07	0.02
Diluted - as reported	$0.09	$0.03
Diluted - pro forma	0.07	0.02

3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Quarters Ended
	October 3, 2004		September 28, 2003
	Restated		Restated
Basic income per share:
Net income	$1,187,000		$400,000

Weighted average shares outstanding	12,822,402		12,774,512
Net income per share - basic	$0.09		$0.03

Diluted income per share:
Income before discontinued operations	$1,187,000		$400,000
Plus income impact of assumed conversion of 5.5%
convertible subordinated notes	(b	)	(b	)

Net income plus assumed conversions	$1,187,000		$400,000

Weighted average shares outstanding	12,822,402		12,774,512
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	256,991		85,942
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b	)	(b	)

Total shares outstanding for computation of per share earnings	$13,079,393		$12,860,454

Net income per share - diluted	$0.09		$0.03

(a)	For the quarters ended October 3, 2004 and September 28, 2003, 1,300 and 649,817, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anit-dilutive.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

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

The Company is engaged in an action arising from our indemnification of DAKA in connection with the spin-off described above. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddruckers in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the heading “Indemnifications and Representations Related to Predecessor Companies”

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”) in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate damages related to the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. The company filed a Notice of Appeal with the Court of Appeals for the District of Columbia. In the second quarter of fiscal 2004, the court issued its decision affirming the award of compensatory damages and the attorneys’ fees and costs. The Company subsequently paid the compensatory damages and attorneys’ fees, costs and related interest. However, the Court held that the punitive damages award was unconstitutional, vacated the award and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion.

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

6. Capital Lease Obligations and Notes Payable

The following discussion highlights major non-routine changes to the Company’s debt balances for the quarter ended October 3, 2004 and material amounts of credit facility availability.

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

7. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	October 3, 2004	June 27, 2004
Prepaid rents, real estate taxes and related costs	$1,429	$3
Prepaid insurance	1,030	981
Prepaid licenses and permits	138	187
Prepaid contracts and other	591	611

	$3,188	$1,782

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

9. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	October 3, 2004	June 27, 2004
	Restated	Restated
Salaries, wages and related taxes	$2,193	$2,721
Accrued taxes, predominantly sales and property	2,237	2,291
Accrued insurance	1,425	1,714
Predecessor obligations (legal and insurance)	1,316	1,015
Gift Cards/Certificates	352	447
Other	1,153	990

	$8,676	$9,178

The decrease in salaries, wages and related taxes was primarily due to the payment of annual bonuses in August 2004. Accrued insurance decreased as a result of the timing of payments. Predecessor obligations increased as a result of the accrual of an award for attorney fees for an outstanding matter (see Note 4).

The components of other long-term liabilities were as follows (in thousands):

	October 3, 2004	June 27, 2004
	Restated	Restated
Tenant improvement allowances	$18,357	$18,639
Deferred rents	8,437	8,036
Other	136	10

	$26,930	$26,685

Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. There were no receipts of tenant improvements allowances during the current fiscal year. Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q/A, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

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

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our 2004 Annual Report on Form 10-K for the fiscal year ended June 27, 2004, our Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q/A are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Restatement

Following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that certain aspects of our previous lease accounting were not in accordance with generally accepted accounting principles, and that it was appropriate to adjust certain of our prior financial statements. As a result, we have restated our consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005. Historically, our accounting practice consisted of using the initial non-cancelable lease term when determining whether each of our leases was an operating lease or a capital lease and when calculating straight-line rent expense. In accordance with this policy, we had depreciated our leasehold improvements over a period that included both the initial non-cancelable term of the lease and its option periods, but not longer than the useful life of the asset, if shorter. In addition, we previously did not include increases when calculating rent expense for leases where the increases in rent include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor. We previously believed that these longstanding accounting treatments were appropriate under generally accepted accounting principles. We now have restated our financial statements to use the same lease term for depreciating leasehold improvements as we use in determining capital versus operating lease classifications and in calculating deferred rent related to the recognition of straight-line rent expense and the amortization of lease incentive payments. As part of our restatement, we have also corrected our estimates of future rent expenses to include future increases due to escalation clauses as discussed above.

The cumulative effect of the restatement through fiscal 2004 is an increase in deferred rent liability of $5.2 million, an increase in tenant improvement allowance liability of $0.6 million, an increase in accumulated depreciation of $0.2 million, and an increase in deferred tax asset of $2.5 million. As a result, retained earnings at the end of fiscal 2004 decreased by $3.5 million. Rent expense for fiscal years ended 2004, 2003 and 2002 and for the quarter ended October 3, 2004 increased by $1.0 million, $0.9 million, $1.0 million and $0.2 million, respectively. Depreciation expense for fiscal years ended 2004, 2003 and 2002 and for the quarter ended October 3, 2004 changed by $217 thousand, $52 thousand, $(23) thousand and $63 thousand, respectively. The restatement changed diluted net earnings per share by $(0.05), $0.07, $(0.08) and $(0.02) for the fiscal years ended 2004, 2003 and 2002 and for the quarter ended October 3, 2004, respectively. The adjustments made in the restatement are all non-cash in nature and will have no material impact on the Company’s cash flows, cash position, revenues, same-store sales, or compliance with the covenants under its senior credit facility.

The prior period consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. We intend to file an amendment to our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2004 concurrently with the filing of this amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended October 3, 2004. As a result of the restatement, the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, including the Company’s 10-K for the period ending June 27, 2004, and 10-Q for the period ending October 3, 2004, should no longer be relied upon.

Overview

Champps Entertainment, Inc. (referred to herein as the “Company,” “Champps,” “we,” “us,” or “our”) is a restaurant company competing in the upscale casual dining market. As of October 3, 2004, Champps owned and operated 48, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Champps operates in 22 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps provides an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

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

Our financial results for the quarter ended October 3, 2004 included:

—	Growth of consolidated revenues by 13.5% to $55.5 million.

—	Consolidated revenues were positively impacted by an extra operating week in the first quarter of fiscal 2005 as compared to the comparable prior year period.

—	Growth of net income to $1.2 million from $0.4 million for the comparable period last year (restated).

—	Growth of diluted income per share to $0.09 from $0.03 for the comparable period last year (restated).

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

Cost of Sales and Operating Expenses — Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and managment wages, wages during training for our hourly associates, bonuses, worker's compensation and payroll taxes and benefits for restaurant employees. Other operating expense includes restaurant supplies, marketing costs specifically related to the restaurants' activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes.

Depreciation and Amortization — Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization which are included in general and administrative expense.

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

	Quarters Ended
	October 3, 2004		September 28, 2003
	Restated		Restated
Revenue:
Sales	$55,344	99.7%	$48,747	99.7%
Franchising and royalty, net	153	0.3	138	0.3

Total revenue	$55,497	100.0%	$48,885	100.0%

Costs of sales and operating expenses:
(as a percentage of restaurant sales)
Product costs	$15,366	27.8%	$13,710	28.1%
Labor costs	17,619	31.8	15,985	32.8
Other operating expenses	9,199	16.6	7,737	15.9
Occupancy	5,204	9.4	4,695	9.6
Pre-opening expenses	213	0.4	839	1.7

Cost of sales and operating expenses	$47,601	86.0	$42,966	88.1
General and administrative expenses	3,091	5.6	2,548	5.2
Depreciation and amortization	2,680	4.8	2,227	4.6
Other (income) expense,net	(142)	(0.3)	33	0.1

Income from operations	2,267	4.1	1,111	2.3

Other (income) expense:
Interest expense and income, net	374	0.7	549	1.1
Expenses related to predecessor companies	310	0.5	39	0.1

Income before income taxes	1,583	2.9	523	1.1
Income tax expense (benefit)	396	0.7	123	0.4

Net income	$1,187	2.1%	$400	0.8%

Restaurant operating weeks	672		555
Restaurant sales per operating week	$82		$88
Number of restaurants (end of period)
Company-owned	48		44
Franchised	12		12

Total restaurants	60		56

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

Fourteen Weeks Ended October 3, 2004 Compared to the Thirteen Weeks Ended September 28, 2003

Total revenue. Total revenue increased approximately $6.6 million, or 13.5%, to $55.5 million in the fourteen weeks ended October 3, 2004 from $48.9 million for the thirteen week comparable prior year period. Comparable same store sales increased 4.6% for the first quarter of fiscal 2005 compared to our first quarter of last year. Comparable food sales increased 4.3% while comparable alcohol sales increased 5.6%. This increase was primarily the result of an additional week in this year’s first quarter compared to last year’s first quarter. The impact from the extra week impacted comparable same store sales by approximately $3.4 million or total sales by approximately $4.0 million. If comparable same store sales are adjusted by this extra week, total comparable same store sales decreased approximately 2.4%. Adjusted comparable food sales decreased approximately 2.8%, while adjusted comparable alcohol sales decreased approximately 1.4%.

Restaurant sales per operating week for all restaurants decreased $5,475, or 6.2%, to $82,357 for the quarter ended October 3, 2004 from $87,832 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

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

Cost of sales and operating expenses

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

Occupancy.Occupancy expense increased $0.5 million, or 10.6%, to $5.2 million in the fourteen weeks ended October 3, 2004 from $4.7 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 9.4% in fiscal 2005 from 9.6% in fiscal 2004 due largely to the prepayment of certain equipment operating leases. In the first quarter of 2004, we recognized equipment rent of $106,000 related to these equipment leases. Occupancy expenses improved further as a percent of revenues, in part, as the result of the extra week of revenue in the quarter.

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

Cost of sales and operating expenses. Cost of sales and operating expenses increased by $4.6 million, or 10.7%, to $47.6 million in the first quarter of fiscal 2005 from $43.0 million in the comparable prior year period. Cost of sales and operating expenses as a percentage of restaurant sales were 86.0% for fiscal 2005 and 88.1% for fiscal 2004. The decrease was due primarily to the reasons stated above.

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

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 22.7%, to $2.7 million for the fourteen weeks ended October 3, 2004 from $2.2 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.8% in fiscal 2005 from 4.6% in fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases. The extra week of revenue in the quarter had the impact of lowering depreciation and amortization as a percent of revenues.

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

Income before income taxes. Income before income taxes increased $1.1 million, or 203.1%, to $1.6 million for the fourteen weeks ended October 3, 2004 from $0.5 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the fourteen weeks ended October 3, 2004, we recorded an income tax expense of $0.4 million compared to $0.1 million in the comparable prior year quarter. The effective tax rate for our first quarter this year was 25.0% versus 23.5% for the comparable period last year.

Net income. Net income increased $0.8 million, or 200.0%, to $1.2 million for the fourteen weeks ended October 3, 2004 from $0.4 million in the comparable prior year quarter primarily for the reasons described above. Net income as a percentage of revenue was 2.1% for fiscal 2005 and 0.8% for fiscal 2004.

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

For the quarter ended October 3, 2004, we generated cash flow from operating activities before changes in assets and liabilities of $4.0 million compared to $2.8 million for the prior year comparable period. The increased cash flow from operating activities was due largely to our improved profitability and higher depreciation and amortization expenses. During the same period, we generated cash flow from operating activities of $1.6 million compared to $3.6 million for the prior year comparable period. The decreased cash flow from operating activities was due largely to changes in our asset and liability balances. Specifically, our prepaid expenses and other current assets increased $1.4 million as the result of our quarter ending date being after the month at October 3, 2004 and the resulting impact on our prepaid rent payments. In addition, we received $1.4 million in proceeds from tenant improvement allowances for the quarter last year and nothing for the quarter this year.

Capital expenditures were $4.6 million for the quarter ended October 3, 2004. Capital expenditures were comprised of $3.3 million for new restaurants, $1.2 million for existing restaurant improvements and replacements, and $0.1 million for corporate related capital expenditures. Funding for expansion during fiscal year 2005 and fiscal year 2004 was generally provided through available cash balances, use of build-to-suit facilities, and tenant improvement allowances. Additionally, our fiscal 2004 funding for expansion was supplemented by a term loan in the amount of $5.0 million.

Capital expenditures for the balance of fiscal year 2005 are anticipated to be approximately $15.3 million, before the receipt of tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of six new restaurants expected to open in fiscal 2005, for upgrades to existing restaurants and for the start of construction on two restaurants expected to open in the first half of fiscal 2006. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

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

At October 3, 2004, we had a bank credit facility under which we could borrow up to $2,000,000. The facility had two components: $2,000,000 was available to provide short-term working capital and to support the issuance of letters of credit; $6,000,000 was available to provide interim financing associated with construction of new restaurant locations. We cancelled the $6,000,000 interim construction financing facility in April 2004 as a result of the placement of a new facility with another lender. The working capital facility expires on January 2005 at which time all outstanding borrowings are due. As of October 3, 2004, we had no outstanding borrowings under these facilities but had placed letters of credit of $747,000 under the working capital facility.

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

The facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of October 3, 2004, the Company had $2.0 million of outstanding borrowings under this facility and had placed letters of credit of $1.3 million under the facility with $19.2 million available for additional borrowing.

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

As of October 3, 2004, we were in compliance with all debt covenants and financial ratios. This facility has four financial ratios that measure our fixed charge coverage ratio, borrower’s total funded debt to EBITDA, total senior debt to EBITDA and minimum tangible net worth.

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

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual Obligations

Payments including interest, due by period as of October 3, 2004 (in thousands)

	Total	One Year and less	Two to three years	Four to five years	After five years
Operating leases	$226,427	$14,453	$31,463	$32,650	$147,861
Notes payable	21,728	1,922	4,358	15,448	--
Letters of credit	2,076	2,076	--	--	--
Construction
commitments	2,067	2,067	--	--	--
Licensing fees	19,945	324	691	747	18,183

	$272,243	$20,842	$36,512	$48,845	$166,044

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

        Our notes payable is principally comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The Notes are convertible at the option of the holder at any time prior to maturity into shares of Common Stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, the Company may redeem some or all of the Notes at par plus accrued and unpaid interest. All of the Notes will be automatically converted, at the Company’s option, into shares of common stock at the then effective conversion price if the closing price of the common stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after the first issuance date of the Notes. If the automatic conversion date occurs prior to December 15, 2004, the Company will make an additional cash payment with respect to the Notes in an amount equal to $110.00 per $1,000 principal amount of the Notes converted (representing 24 months of interest), less the amount of interest actually paid on the Notes prior to the automatic conversion date. There are no assurances that the convertible debt holders will convert their debt into shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing the Company to automatically convert the debt. If the debt is not converted it may be necessary for the Company to seek additional financings when this debt matures. If the Company seeks additional financings there are no assurances that the Company will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

        Additionally, at October 3, 2004, we had term debt balances of $1.5 million and $2.0 million of loans outstanding under our revolving credit facility. Our term debt and revolving credit facility incur interest expense at variable rates based upon either, the prevailing prime rate or the LIBOR rate plus a factor. At October 3, 2004, the term debt and revolving credit facility were charged interest expense at an average rate of 5.0% and 3.7%, respectively. We used these interest rates to calculate our future obligations for these debts. The rate of interest charged for our variable rate obligations may change in the future. As a result our future obligations related to our variable debt may increase or decrease from those amounts presented above. The credit facility borrowings mature in March 2007.

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

Leases

The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, both entitled “Accounting for Leases”, as well as other subsequent amendments and authoritative literature. The Company uses the same lease term for determining capital versus operating lease classifications and for calculating straight-line rent expense. The lease term is a minimum of the non-cancelable period but may include option periods if the Company would incur an economic penalty associated with the cancellation of the lease. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of October 3, 2004, we had a net deferred tax asset of $26.2 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of October 3, 2004, we had federal net operating loss carryforwards of approximately $47.5 million, expiring at various dates through 2020 and unused FICA tip tax credits totaling $6.0 million, expiring at various dates through 2024.

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

Subsequent to the period covered by this report, and following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust our previously filed financial statements. As a result, on January 26, 2005, the Audit Committee of our Board of Directors concluded that the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, including the Company’s 10-K for the period ending June 27, 2004, and 10-Q for the period ending October 3, 2004, could no longer be relied upon. The Restatement is further discussed in the section entitled “Explanatory Note” at the beginning of this 10-Q/A, in Note 2, “Restatement of Previously Issued Financial Statements,” under Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, and in the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A.

Based upon the aforementioned evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the related ineffective controls over the selection, monitoring and review of assumptions and factors affecting lease accounting represented a material weakness in internal control over financial reporting as of June 27, 2004.

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

Internal control over financial reporting

During the quarter ended April 3, 2005, we effected a material change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to remediate internal control deficiencies in our lease accounting policies and practices that led to the restatement noted above. The change to internal control over financial reporting is discussed further in the section entitled “Explanatory Note” at the beginning of this 10-Q/A, in Note 2, “Restatement of Previously Issued Financial Statements,” under Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q/A, and in the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

ITEM 5.     Other Information

        Not applicable.

ITEM 6.     Exhibits

Exhibit Number	Description

31.1*	Certification by Michael P. O'Donnell pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Frederick J. Dreibholz pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification by Michael P. O'Donnell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form 10–Q for fiscal 2005 quarter ended October 3, 2004.

99.2	Form 10–Q/A [Amendment #1] for fiscal 2005 quarter ended October 3, 2004.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC. (Registrant)
By: /s/Michael P. O'Donnell Michael P. O'Donnell Chairman of the Board, President and Chief Executive Officer
By: /s/ Frederick J. Dreibholz Frederick J. Dreibholz Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

May 5, 2005