Form 10-Q
period 2005-04-03
CHAMPPS ENTERTAINMENT INC
filed 2005-05-13
CIK 1040328

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2005

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

Number of shares of Common Stock, $.01 par value, outstanding at May 10, 2005:
12,936,988 (excluding 471,588 shares held in our treasury).

CHAMPPS ENTERTAINMENT, INC.

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4.	Financial Statements:

Unaudited Consolidated Balance Sheets as of April 3, 2005 and June 27, 2004 (Restated)

Unaudited Consolidated Statements of Operations - Three and Nine Months
        Ended April 3, 2005 and March 28, 2004 (Restated)

Unaudited Consolidated Statement of Shareholders' Equity and Comprehensive Income
        Nine Months Ended April 3, 2005

Unaudited Consolidated Statements of Cash Flows – Nine Monhts Ended
        April 3, 2005 and March 28, 2004 (Restated)

Notes to Unaudited Consolidated Financial Statements – Three and Nine Months Ended
        April 3, 2005 and March 28, 2004 (Restated)

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quantitative and Qualitative Disclosures about Market Risk

Controls and Procedures
1 2 3 4 5 20 37 37

PART II – OTHER INFORMATION

ITEM 1. ITEM 2. ITEM 3. ITEM 4. ITEM 5. ITEM 6.	Legal Proceedings Unregistered Sales of Equity Securities and Use of Proceeds Defaults upon Senior Securities Submission of Matters to a Vote of Security Holders Other Information Exhibits	38 38 38 38 38 38

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
As of April 3, 2005 and June 27, 2004 (Restated – Note 3)
(In thousands except share data)
(Unaudited)

	April 3, 2005	June 27, 2004
		Restated - Note 3
ASSETS
Current assets:
Cash and cash equivalents	$2,406	$1,449
Restricted cash	--	101
Accounts receivable	2,826	3,046
Inventories	4,360	4,394
Prepaid expenses and other current assets (Note 8)	3,674	1,782
Deferred tax assets	1,168	2,825

Total current assets	14,434	13,597
Property and equipment, net	85,135	88,955
Goodwill	5,069	5,069
Deferred tax assets	27,782	23,547
Other assets, net (Note 9)	2,637	2,581

Total assets	$135,057	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,843	$4,315
Accrued expenses (Notes 5 and 10)	10,573	9,891
Current portion of long-term debt (Note 7)	163	942

Total current liabilities	14,579	15,148
Long-term debt, net of current portion (Note 7)	15,456	17,621
Other long-term liabilities (Notes 5 and 10)	29,257	25,972

Total liabilities	59,292	58,741

Commitments and contingencies (Note 5)
Shareholders' equity
Preferred stock ($.01 par value per share; authorized 5,000,000 shares;
none issued)	--	--
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,401,244 and 13,285,253 shares issued at April 3, 2005
and June 27, 2004, respectively)	134	133
Additional paid-in capital	91,100	90,393
Accumulated deficit	(11,886)	(12,159)
Accumulated other comprehensive income	--	224
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders' equity	75,765	75,008

Total liabilities and shareholders' equity	$135,057	$133,749

        See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended April 3, 2005 and March 28, 2004(Restated – Note 3)
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
		Restated - Note 3		Restated - Note 3
Revenue
Sales	$55,481	$54,017	$168,474	$157,431
Franchising and royalty, net	150	148	437	430

Total revenue	55,631	54,165	168,911	157,861

Costs and expenses
Cost of sales and operating expenses:
Product costs	15,357	14,933	46,816	43,816
Labor costs	17,363	17,154	51,971	50,215
Other operating expenses	9,628	8,393	28,015	24,356
Occupancy	5,377	5,061	15,812	14,652
Pre-opening expenses	340	45	984	1,640

Total cost of sales and operating expenses:	48,065	45,586	143,598	134,679

Depreciation and amortization	2,857	2,551	8,320	7,230
General and administrative expenses	3,423	3,296	9,679	8,803
Severance (Note 11)	547	--	547	--
Impairment charges (Note 2)	6,567	--	6,567	--
Other (income) expense	26	63	(95)	146

Income (loss) from operations	(5,854)	2,669	295	7,003
Other (income) expense:
Interest expense and income, net	343	602	1,100	1,750
Expenses related to predecessor companies	50	54	315	259
Debt extinguishment costs	-	4	-	4

Income before income taxes	(6,247)	2,009	(1,120)	4,990
Income tax expense (benefit)(Note 12)	(2,675)	395	(1,393)	1,098

Net income (loss)	$(3,572)	$1,614	$273	$3,892

Basic income (loss) per share (Note 4):	(0.28)	$0.13	$0.02	$0.30
Diluted income (loss) per share (Note 4):	(0.28)	$0.12	$0.02	$0.30
Basic weighted average shares outstanding	12,888	12,799	12,856	12,787
Diluted average shares outstanding	12,888	13,082	13,082	12,961

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Nine Months Ended April 3, 2005
(In thousands except share data)
(Unaudited)

	Common Stock		Additional Paid-in	Accum.	Accum. Other Compre- hensive	Treasury Stock		Total Share- holders'
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance as of June 27, 2004
as restated - Note 2	13,285,253	133	90,393	(12,159)	224	471,588	(3,583)	75,008
Net income	-	-	-	273	-	-	-	273
Reclassification adjustment for the
gain on sale of securities	-	-	-	-	(224)	-	-	(224)
Common shares issued	115,991	1	707	-	-	-	-	708

Balance as of April 3, 2005	13,401,244	$134	$91,100	$(11,886)	$-	471,588	$(3,583)	$75,765

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended April 3, 2005
(In thousands)
(Unaudited)

	April 3, 2005	March 28, 2004
		Restated - Note 3
Cash flows from operating activities:
Net income	$273	$3,892
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,605	7,503
Amortization of notes payable discount	151	151
Impairment charges	6,567	--
Loss on disposal of assets	174	146
Gain on sale of security	(279)	--
Income tax benefit of stock options exercised	--	14
Interest on loan for exercise of stock options	--	(2)
Deferred income tax expense	(2,523)	552
Accounts receivable	117	(581)
Accounts receivable from tenant improvement allowances	103	115
Inventories	34	(523)
Prepaid expenses and other current assets	(1,892)	90
Accounts payable	(472)	92
Accrued expenses	682	2,065
Other assets	(78)	60
Other long-term liabilities	423	414
Other long-term liabilities from tenant improvement allowances	(103)	(115)
Proceeds from tenant improvement allowances	2,965	3,935

Net cash provided by operating activities	14,747	17,808

Cash flows from investing activities:
Purchase of property and equipment	(11,536)	(13,259)
Proceeds from disposal of assets	32	24
Restricted cash balances	101	641
Repayment of loan for exercise of stock options	-	316

Net cash used in investing activities	(11,403)	(12,278)

Cash flows from financing activities:
Proceeds from issuance of common stock	708	187
Repayment of long-term debt and capitalized lease obligations	(18,095)	(3,890)
Proceeds from long-term debt	15,000	4,850

Net cash provided by (used in) financing activities	(2,387)	1,147

Net change in cash and cash equivalents	957	6,677
Cash and cash equivalents, beginning of period	1,449	5,055

Cash and cash equivalents, end of period	$2,406	$11,732

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$511	$1,306
Income taxes, net of refunds	412	391

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended April 3, 2005 and March 28, 2004
(Unaudited)

1. Nature of Business and Basis of Presentation

Nature of Business

As of April 3, 2005, Champps Entertainment, Inc. (the “Company,” “Champps,” “we,” “us,” or “our”) owned and operated 51 full-service, casual dining restaurants under the names of “Champps Americana,” “Champps Restaurant” and “Champps Restaurant and Bar.” The Company also franchised 12 restaurants under the name “Champps Americana.” Champps operates in 22 states throughout the United States.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of April 3, 2005 and the results of operations for the interim periods ended April 3, 2005 and March 28, 2004. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the three and nine month periods ended April 3, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 3, 2005.

The balance sheet at June 27, 2004 reflects restated balances as a result of the adjustments described in Note 3. This restatement is further explained in our amended annual report on Form 10-K/A for the period ending June 27, 2004 filed with the Securities and Exchange Commission on May 5, 2005.

Forty operating weeks in fiscal 2005 year to date

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th for financial reporting purposes. As a result, fiscal 2004 consisted of a 52 week year divided into four quarters of 13 weeks each. However, fiscal 2005 consists of 53 weeks. Therefore, our first quarter of fiscal 2005 contained 14 weeks while the remaining quarters in the fiscal year contain 13 weeks each. The extra week in fiscal 2005 will impact revenues compared to the prior year period, as well as expenses as a percent of revenues for fixed expenses such as occupancy, depreciation and amortization.

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

Reclassifications

Certain reclassifications were made to the consolidated financial statements for prior periods to conform to the April 3, 2005 presentation.

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

The Company maintains an Employee Stock Purchase Plan (“The Plan”) under which the employees of the Company may purchase stock at a discount. The Plan requires our employees to make a contribution commitment prior to the start of a quarter and allows the employee to purchase stock at the lower of the closing price at the beginning of the quarter or the end of the quarter less a fifteen percent discount. For the nine months ended April 3, 2005, 20,874 shares of stock had been purchased under this Plan. Historically, we have not recognized an expense for the issuance of our stock at a discount to our employees under the Plan.

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the grant price equals or is above the market price on the date of grant for options issued by the Company, no compensation expense has been recognized for stock options issued to employees.

On December 31, 2002, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company intends to continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25 until July 2005 when the Company will be required to comply with the provisions of SFAS No. 123 (R).

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123 (R), our net income (loss) and income (loss) per share would have been as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2005	March 28, 2004	April 3, 2005	March 28, 2004
		Restated		Restated
Net income (loss), as reported	$(3,572,000)	$1,614,000	$273,000	$3,892,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(230,000)	(185,000)	(691,000)	(540,000)

Pro forma net income (loss)	$(3,802,000)	$1,429,000	$(418,000)	$3,352,000

Basic shares	12,887,851	12,798,911	12,855,908	12,786,648
Dilutive shares	12,887,851	13,081,644	12,855,908	12,960,965
Earnings (loss) per share:
Basic - as reported	$(0.28)	$0.13	$0.02	$0.30
Basic - pro forma	(0.30)	0.11	(0.03)	0.26
Diluted - as reported	$(0.28)	$0.12	$0.02	$0.30
Diluted - pro forma	(0.30)	0.11	(0.03)	0.26

For the three months and nine months ended April 3, 2005, 1,336,667 and 1,321,790, respectively, of weighted stock options outstanding were anti-dilutive as a result of the proforma loss for the quarter. Therefore, these dilutive options were not considered in the computation of proforma diluted income per share. Had the stock options been dilutive, 265,048 and 226,069, respectively, for the three and nine months ended April 3, 2005, would have been included.

SFAS No. 123 (R) requires the recognition of compensation expense associated with the cost of employee services received in exchange for granting of stock options for the first annual reporting period that begins after June 15, 2005. The compensation expense will be recognized over the service period and will be based upon the grant date fair value of that award.

The Company will recognize additional compensation expense associated with unvested stock option grants at the date of adoption of SFAS No. 123 (R). The Company has not yet determined the financial impact from the adoption of SFAS 123 (R).

Impairment of long lived assets

We evaluate the carrying value of long-lived assets including property, equipment and related identifiable intangible assets quarterly in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. However, if business trends are materially down or there is a permanent competitive intrusion at an underperforming new restaurant, we consider four consective quarters of negative cash flow or losses to indicate a potential for an individual restaurant to be impaired. We estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

During the quarter ended April 3, 2005, the Company recorded an impairment charge of $6,567,000 as the result of writing-down the asset value of four restaurants.

3. Restatement of Consolidated Financial Statements

Restatement – Accounting for leases

Following a review of its accounting policy, the Company has determined that it had incorrectly calculated its straight-line rent expense, its related deferred rent liability and its depreciation expense and has modified its financial statements to correct this issue. As a result, the Company has restated its financial statements for fiscal 2002, 2003, 2004 and for the first quarter of fiscal 2005.

The issue requiring restatement relates to how the Company has historically defined the lease term for purposes of 1) determining whether a lease is a capital or operating lease, 2) calculating amortization expense on leasehold improvements related to operating leases, 3) calculating straight-line rent expense for leases with rent escalations, and 4) calculating the amortization of lease incentives. The Company has concluded that the accounting literature should have been interpreted to require that the Company use the same lease term for depreciating leasehold improvements as it uses in determining capital versus operating lease classifications and in calculating deferred rent related to the recognition of straight-line rent expense and the amortization of lease incentive payments. The Company has also concluded that the accounting literature should have been interpreted to require the Company to include future rent increases where the future increases include escalation clauses based on the lesser of a specified percentage increase or the change in an index that includes a leverage factor.

The Company has restated its financial statements through the first quarter of fiscal 2005 and has properly accounted for our leases as described above for our second and third quarters of fiscal 2005.

Solely as a result of this restatement, previously reported net income and income per diluted share were reduced by $213,000 or $0.02 per diluted share for the three months ending March 28, 2004 and $592,000 or $0.05 per diluted share for the nine months ending March 28, 2004.

        The following tables present the changes to the Consolidated Statement of Operations for the three and nine months ended March 28, 2004, the Consolidated Statements of Cash Flows for the nine months ended March 28, 2004 and the Consolidated Balance Sheet for June 27, 2004:

Three Months Ending March 28, 2004
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$54,017	$--	$54,017
Franchising and royalty, net	148	-	148

Total revenue	54,165	-	54,165

Costs and expenses
Product costs	$14,933	$--	$14,933
Labor costs	17,350	(196)	17,154
Other operating expenses	8,435	(42)	8,393
Occupancy	4,798	263	5,061
Pre-opening expenses	45	-	45

Cost of sales and operating expenses	$45,561	$25	$45,586
General and administrative expenses	3,058	238	3,296
Depreciation and Amortization	2,491	60	2,551
Other (income) expense, net	63	-	63

Income from operations	2,992	(323)	2,669
Other (income) expense:
Interest expense and income, net	602	--	602
Expenses related to predecessor companies	54	--	54
Debt extinguishment costs	4	-	4

Income before income taxes	2,332	(323)	2,009
Income tax expense	505	(110)	395

Net income	$1,827	$(213)	$1,614

Basic income per share:	$0.14	$(0.01)	$0.13

Diluted income per share:	$0.14	$(0.02)	$0.12

Nine Months Ending March 28, 2004 (continued)
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Revenue
Sales	$157,431	$--	$157,431
Franchising and royalty, net	430	-	430

Total revenue	157,861	-	157,861

Costs and expenses
Product costs	$43,816	$--	$43,816
Labor costs	50,674	(459)	50,215
Other operating expenses	24,433	(77)	24,356
Occupancy	13,876	776	14,652
Pre-opening expenses	1,640	-	1,640

Cost of sales and operating expenses	$134,439	$240	$134,679
General and administrative expenses	8,267	536	8,803
Depreciation and Amortization	7,074	156	7,230
Other (income) expense, net	146	--	146

Income from operations	7,935	(932)	7,003
Other (income) expense:
Interest expense and income, net	1,750	--	1,750
Expenses related to predecessor companies	259	--	259
Debt extinguishment costs	4	-	4

Income before income taxes	5,922	(932)	4,990
Income tax expense	1,438	(340)	1,098

Net income	$4,484	$(592)	$3,892

Basic income per share:	$0.35	$(0.05)	$0.30

Diluted income per share:	$0.35	$(0.05)	$0.30

Statement of Cash Flows Data
Net cash provided by operating activities	$13,873	3,935	17,808
Net cash used in investing activities	$(12,278)	--	(12,278)
Net cash provided by financing activities	$5,082	(3,935)	1,147

As of June 27, 2004
	As Previously Reported	Adjustment	As Restated
Balance Sheet
ASSETS
Current assets:
Cash and cash equivalents	$1,449	--	$1,449
Restricted cash	101	--	101
Accounts receivable	3,046	--	3,046
Inventories	4,394	--	4,394
Prepaid expenses and other current assets	1,782	--	1,782
Deferred tax assets	2,825	-	2,825

Total current assets	13,597	--	13,597
Property and equipment, net	89,153	(198)	88,955
Goodwill	5,069	--	5,069
Deferred tax assets	21,093	2,454	23,547
Other assets, net	2,581	-	2,581

Total assets	$131,493	2,256	$133,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,315	--	$4,315
Accrued expenses	9,178	--	9,178
Current portion of long-term debt	942	--	942

Total current liabilities	14,435	--	14,435
Long-term debt, net of current portion	17,621	--	17,621
Other long-term liabilities	20,897	5,788	26,685

Total liabilities	52,953	5,788	58,741

Commitments and contingencies	--	--	--
Shareholders' equity:
Common stock	133	--	133
Additional paid-in capital	90,393	--	90,393
Accumulated deficit	(8,627)	(3,532)	(12,159)
Accumulated other comprehensive income	224	--	224
Treasury stock, at cost	(3,583)	-	(3,583)

Total shareholders' equity	78,540	(3,532)	75,008

Total liabilities and shareholders' equity	131,493	2,256	133,749

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended			Nine Months Ended
	April 3, 2005	March 28, 2004		April 3, 2005		March 28, 2004
		Restated				Restated
Basic income (loss) per share:
Net income (loss)	$(3,572,000)	$1,614,000		$273,000		$3,892,000

Weighted average shares outstanding	12,887,851	12,798,911		12,855,908		12,786,648

Net income (loss) per share - basic	$(0.28)	$0.13		$0.02		$0.30

Diluted income (loss) per share:
Net income (loss)	$(3,572,000)	$1,614,000		$273,000		$3,892,000
Plus impact of assumed conversion of 5.5%
convertible subordinated notes	(b )	(b	)	(b	)	(b	)

Net income (loss) as adjusted	$(3,572,000)	$1,614,000		$273,000		$3,892,000

Weighted average shares outstanding	12,887,851	12,798,911		12,855,908		12,786,648
Net effect of dilutive stock options based on the
treasury stock method using average market price (a)	--	282,733		226,069		174,317
Net effect of dilutive warrants based on the
treasury stock method using average market price	(c )	(c	)	(c	)	(c	)
Assumed conversion of 5.5% convertible subordinated notes	(b )	(b	)	(b	)	(b	)

Total shares outstanding for computation of per share earnings	12,887,851	13,081,644		13,081,977		12,960,965

Net income (loss) per share - diluted	(0.28)	0.12		0.02		0.30

(a)	For the three months ended March 28, 2004, 1,300 stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income (loss) per share.

For the three months ended April 3, 2005, 1,337,967 of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income (loss) per share. Had the stock options been dilutive, 265,048 dilutive shares would have been included.

For the nine months ended April 3, 2005 and March 28, 2004, 1,300 and 293,917, respectively, of stock options were anti-dilutive and, therefore, were not considered in the computation of diluted income (loss) per share.

(b)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

5. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $2,606,000 at April 3, 2005 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA International, Inc. (“DAKA”), DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” “Litigation” And “Reserves.” Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

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

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company’s share of prior workers’ compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the spin-off transaction from DAKA, the Company is liable for all claims made subsequent to the effective date of the spin-off, including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligations resulting from the spin-off, including those listed under “Litigation” in this Note, are adequately accrued and are unlikely to have a material effect on the Company’s financial position or results of operations.

Tax Contingencies

From time-to-time, the Company and its predecessors have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. As of April 3, 2005, the Company has no outstanding assessments but has a number of audits in process or about to begin. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed our estimates.

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

In December 2004, the Company settled an action described in the following paragraph arising from our indemnification of DAKA in connection with the spin-off described above. We may also be required to assume other liabilities of DAKA in connection with the spin-off and we may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the heading “Indemnifications and Representations Related to Predecessor Companies”. Based upon the circumstances known to us at this time, and the length of time that has elapsed since the spin-off of DAKA and the sale of Fuddruckers, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company's financial position or results of operations.

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”) in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate damages related to the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. In the third quarter of fiscal 2004, the Court issued its decision affirming the award of compensatory damages and the attorneys’ fees and costs. The Company subsequently paid the compensatory damages and attorneys’ fees, costs and related interest. However, the Court held that the punitive damages award was unconstitutional, vacated the award and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In the fourth quarter of fiscal 2004, the trial court re-determined the amount of punitive damages to be $937,500 and we accrued a liability for the full amount of this re-determination. In September 2004, the court awarded additional attorney fees of $301,000 to plaintiff’s attorneys related to the appeal of this matter. We accrued a liability for the full amount of the additional judgment for attorney fees in our first quarter of fiscal 2005. In December 2004, we settled this matter and made a final payment of $1,174,000.

In connection with the spin-off of DAKA in late 1997 we assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. AIG was also provided with cash collateral in connection with the insurance policies of approximately $2.0 million. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies however AIG has not released the surety bond. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that since the policies were with a subsidiary of AIG, the letter agreement is not valid. AIG, through its subsidiaries, has continued to request payments from Champps.

On or about June 24, 2004, Champps filed suit in U.S. District Court for the District of Massachusetts against AIG and National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) as defendants based on the defendants’ failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254.

On August 9, 2004, National Union filed a motion to compel arbitration against Champps in U.S. District Court for the Southern District of New York based on an Indemnity Agreement containing an arbitration clause. By Order dated December 13, 2004 the New York District Court granted the Motion to Compel Arbitration as to National Union only.

On February 11, 2005, Champps filed an Amended Complaint in Federal District Court for the District of Massachusetts naming AIG as the defendant. On March 3, 2005, AIG filed a Motion to Dismiss Champps’ Amended Complaint due to lack of subject matter jurisdiction based on lack of diversity of citizenship since both Champps and AIG are Delaware corporations, or in the alternative, to stay the action pending arbitration.

On March 24, 2005, Champps filed its Notice of Voluntary Dismissal in the Massachusetts Federal District Court and on March 25, 2005, Champps filed suit in Trial Court of the Commonwealth of Massachusetts naming AIG as defendant based on AIG’s failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. The matter against AIG is currently pending in Trial Court in the Commonwealth of Massachusetts. The matter involving National Union is currently pending arbitration in New York. Based upon the facts known to us at this time, we do not believe that the outcome of the case will have a material adverse effect on the Company’s financial condition.

Reserves

The Company previously recorded liabilities associated with the activities of certain predecessor companies which were either spun-off or sold to other entities. These liabilities are discussed further in this section under the headings “Accrued Insurance Costs,” “Tax Contingencies” and “Litigation.” The following table displays the activity and balances relating to these liabilities (in thousands) for the nine months ended April 3, 2005. This liability is included in accrued expenses and other long-term liabilities. While the Company believes its reserves are adequate as of April 3, 2005 based upon its examination of these matters and its experience to date, it cannot assure that the reserves will be sufficient for all future predecessor company liabilities.

Balance at June 27, 2004	$1,015
Expense recognition	315
Payments / Deletions	(1,193)

Balance at April 3, 2005	$137

Build-to-Suit and Construction Commitments

The Company entered into an agreement with AEI Fund Management, Inc. (“AEI”) that provides a maximum $24.5 million financing commitment for the completion of up to seven new restaurants. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes its lease with AEI for the property. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s right to sell the funded assets to the Company in the event of a default under the development agreement. As of April 3, 2005 and June 27, 2004, the Company had no construction projects in process that were being financed by AEI.

As of April 3, 2005, the Company had $3.2 million of other contractual construction commitments requiring payments in the next twelve months.

6.     Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $285,000 and $273,000 which is included in general and administrative expense on the consolidated statements of operations for the nine months ended April 3, 2005 and March 28, 2004, respectively.

7.    Long Term Debt

The following discussion highlights major non-routine changes to the Company’s debt balances for the nine months ended April 3, 2005 and material amounts of borrowing availability under the Company’s credit facility.

The Company previously had a bank credit facility under which it could borrow up to $8.0 million. The facility had two components: $2.0 million was available to provide short-term working capital and to support the issuance of letters of credit; the remaining $6.0 million was available to provide interim financing associated with the construction of new restaurant locations. The $6.0 million interim construction financing facility was cancelled by the Company in April 2004 as a result of the placement of a new facility with a new lender described below. The working capital facility expired in January 2005. As of April 3, 2005, the Company had no borrowing capacity, no outstanding borrowings and no letters of credit under these facilities.

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank. We intend to use the facility to support our growth, for general working capital needs and provide up to $5,000,000 for the issuance of letters of credit. In our fourth quarter of fiscal 2004, we had net borrowings under this facility of $2.5 million and we prepaid $15.2 million of our existing debt with these borrowings and our cash balance. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and range from prime to prime plus 0.5 percent or, if elected, LIBOR plus 2.0 to 3.0 percent. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 0.375 percent to 0.5 percent. Outstanding borrowings under the facility are required to be converted to a five-year term loan if senior debt to EBITDA exceeds specified levels, however, based upon our current senior debt to EBITDA ratio this conversion is not required. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level. Although the recent recognition of an impairment charge negatively impacts our tangible net worth, we are still in compliance with these debt covenants. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company. As of April 3, 2005, the Company had $1.0 million of outstanding borrowings and had placed letters of credit of $2.6 million under this facility. The available balance under this facility at April 3, 2005 was $21.2 million. However, the use of those proceeds would be restricted to the paydown of current liabilities or for funding capital expenditures.

8. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	April 3, 2005	June 27, 2004

Prepaid rents, real estate taxes and other deferred costs	$1,546	$3
Prepaid insurance	1,111	981
Prepaid licenses and permits	246	187
Prepaid contracts and other	771	611

	$3,674	$1,782

Prepaid rents, real estate taxes and related costs were lower at June 27, 2004 as a result of the period ending date being three days before the end of the month. The rent and real estate tax payments for July 2004 were paid on June 28, 2004 after our period end, while the rent and real estate taxes for April 2005 were paid on April 1, 2005 which was before our period end.

9. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	April 3, 2005	June 27, 2004

Deferred financing costs	$1,079	$1,368
Liquor licenses	753	745
Available for sale securities	--	279
Long-term deposits	120	90
Leasehold rights	611	--
Other	74	99

	$2,637	$2,581

Available for sale securities decreased as the result of the sale of securities in July 2004. The increase in leasehold rights resulted from the purchase of a leasehold right from our landlord in Addison, Texas during September 2004. Leasehold rights are being amortized on a straight-line basis over the remaining 22 year lease term. This term coincides with the term for which we are depreciating our leasehold improvements and the term we use to calculate straight-line rent.

10. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	April 3, 2005	June 27, 2004

Salaries, wages, related taxes and benefits	$2,330	$2,721
Accrued taxes, predominantly payroll, sales and property	2,950	2,291
Accrued insurance	1,032	1,392
Predecessor obligations (legal and insurance)	137	1,015
Gift cards/certificates	1,042	447
Tenant improvement allowances	1,273	1,035
Other	1,809	990

	$10,573	$9,891

The increase in Other resulted primarily from an accrual for the severance expense of our former CEO of $520.

The components of other long-term liabilities were as follows (in thousands):

	April 3, 2005	June 27, 2004

Tenant improvement allowances	$19,328	$17,604
Deferred rents	9,245	8,036
Other	684	332

	$29,257	$25,972

Tenant improvement allowances represent cash received from certain landlords for initial construction costs and are amortized as a reduction of rent expense on a straight-line basis over the lease term as a reduction in rent. Tenant improvement allowances increased as the result of two tenant improvement allowances received in our second quarter of fiscal 2005.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

Other primarily represents insurance accruals that we anticipate paying more than 12 months from April 3, 2005.

11. Severance Expense

Our former Chief Executive Officer, President and Chairman of the Board, William H. Baumhauer had an amended Employment Agreement with the Company that entitled Baumhauer to one year continuation of pay in the event of termination. On March 2, 2005, Baumhauer entered into a Separation Agreement (“The Agreement”) with the Company. The Agreement provides for an additional four months of salary after payments under the Employment Agreement would otherwise cease. These additional four months of payments are payable at the discretion of the Board and are contingent upon Baumhauer completing certain obligations to the Company.

12. Income Tax Expense (Benefit)

For the nine months ended April 3, 2005, we recorded a tax benefit of $1,393,000. This benefit primarily consists of income tax benefit at statutory rates of $392,000 based on the loss before taxes of $1,120,000, and a FICA tip tax credit of $965,000. The Company's FICA tip tax credits totaling $7.2 million may be used to offset federal income taxes. The Company determined that it is more likely than not that it would realize the tax benefits of its deferred tax assets based upon projections of future taxable income and the reversal of deferred tax liabilities.

13. Restricted Stock Award

In March 2005, our new Chief Executive Officer, President and Chairman of the Board, Michael P. O’Donnell entered into an employment agreement with Champps Entertainment, Inc. As part of the agreement, 514,680 restricted shares of common stock will be awarded to Mr. O’Donnell over a seven year period. This award is subject to the availability of shares that have been authorized and are available under our 1997 Stock Option and Incentive Plan and our 2003 Stock Option and Incentive Plan. If shares are not available, the Company will seek shareholder approval that would permit the issuance of any shares not granted due to their lack of availability. If the shareholders of the Company fail to approve such resolution by the date any portion of the restricted stock award would otherwise have vested, the Company shall make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares. Restricted stock awards are expensed ratably over the vesting period. 128,670 shares of the restricted stock award vest on an equal annual basis over a three year period on the anniversary of the grant date. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date.

The restricted stock may vest earlier upon a qualifying disability, death, retirement or change in control. The 386,010 share restricted stock award includes a performance element that allows vesting to accelerate if certain Champps share price performance measures are met. Specifically, one-half of this restricted stock award vests over an eight quarter period if the market price of the stock appreciates 200% or more for a sixty consecutive day period prior to the 2nd anniversary of the grant (approximately $18.00 by March 2, 2007). The remainder of the grant vests over an eight quarter period if the market price of the stock appreciates 300% or more for a sixty consecutive day period prior to the 3rd anniversary of the award (approximately $27.00 by March 2, 2008).

Currently, there are approximately 387,000 shares available under the 1997 Stock Option and Incentive Plan and our 2003 Stock Option and Incentive Plan. A compensation expense totaling $105,000 for the period of March 2, 2005 through April 3, 2005 has been recorded as a liability since there are not enough shares available to fulfill the restricted stock award, and it is not certain that the shareholders will authorize the additional shares to be awarded. The Company is obligated to make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares if the shareholders do not approve the authorization of additional incentive shares to be issued.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	The successful implementation of our strategic initiatives.

•	The highly competitive nature of the restaurant industry.

•	Our ability to achieve and manage our planned expansion.

•	Changes in the availability and costs of product.

•	The impact of work stoppages or lockouts of professional sports leagues such as the National Hockey League.

•	Potential fluctuation in our quarterly operating results due to seasonality, weather, preopening expenses and other factors.

•	The continued service of key management personnel, including our new Chief Executive Officer.

•	Customer perceptions of food safety.

•	Changes in consumer preferences or consumer discretionary spending.

•	Our ability to attract, motivate and retain qualified financial, accounting and other executive personnel and restaurant level associates.

•	Increased labor and payroll related expenses.

•	Our ability to protect our name, logo and other proprietary information.

•	The impact of litigation against us.

•	The impact of federal, state or local government regulations relating to our associates or the sale of food and alcoholic beverages.

•	The ability to fully utilize income tax operating loss and credit carryforwards.

•	Our failure to achieve and maintain effective internal controls in accordance with the Sarbanes-Oxley Act of 2002.

•	The impact of our restatement related to lease accounting, our current asset impairment and possible future asset impairments.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our previously filed 2004 Annual Report on Form 10-K/A for the fiscal year ended June 27, 2004, our other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Restatement

Following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies, and in consultation with our independent registered public accounting firm, KPMG LLP, we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that our prior financial statements contained errors. As a result, we have restated our consolidated financial statements for the fiscal years 2002 through 2004 and for the first quarter of fiscal 2005. Selected financial data for fiscal years 2000 and 2001 have also been restated.

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

We have restated our consolidated financial statements through the first quarter of fiscal 2005 and have properly accounted for our leases as described above for our second and third quarters of fiscal 2005.

Solely as a result of these accounting adjustments, net earnings and earnings per diluted share were reduced by $213,000 or $0.02 per diluted share for the three months ending March 28, 2004 and $592,000 or $0.05 per diluted share for the nine months ending March 28, 2004.

The adjustments made in the restatement are all non-cash in nature and will have no material impact on the Company’s cash flows, cash position, revenues, same-store sales, or compliance with the covenants under its senior credit facility.

The prior period consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. We have filed an amendment to our Annual Report on Form 10-K/A for the fiscal year ended June 27, 2004 and an amendment to our Quarterly Report on Form 10-Q/A for the quarterly period ended October 3, 2004 prior to the filing of this Form 10-Q.

Impairment

Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. During our third quarter ended April 3, 2005 the Company recorded an impairment charge of $6.6 million.

Historically, we evaluate the recoverability of our assets periodically to determine whether the undiscounted projected cash flows associated with each restaurant over the life of their lease are greater than the asset carrying value on our balance sheet. If the undiscounted projected cash flows of an asset, including maintenance capital expenditures, are less than the book value of the assets, we consider whether or not to recognize an impairment expense to write the asset down to its fair market value. Fair market value is estimated as the greater of the sum of the estimated discounted cash flows or the salvage value of the equipment. The total impairment expense recorded in the period ended April 3, 2005 for four under performing restaurants was $6.6 million.

During the quarter ended April 3, 2005, three additional restaurants located in Irvine, California, Skokie, Illinois and Richmond, Virginia were also reviewed for impairment. However, we have not recorded an impairment charge at this time because management believes certain changes can be made to improve the future prospects of those restaurants. We determined that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed. However, there can be no assurance that we will not experience circumstances in the future that require us to write-down additional assets of these or other restaurants.

Overview

We are a casual dining restaurant chain. As of April 3, 2005, we owned and operated 51, and franchised 12, upscale, full-service, casual dining restaurants under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. We operate in 22 states with larger concentrations of our restaurants in the upper Midwest, mid-Atlantic and Texas. We provide an extensive menu of approximately 86 items consisting of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Champps restaurants generally are open seven days a week from approximately 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night periods.

We opened our first restaurant in 1984. Since June 1999, we have positioned ourselves to increase profitability while embarking on a strategic expansion in major metropolitan areas throughout the United States. Prior to June 1999, we disposed of all non-Champps operating businesses and began to concentrate solely on the Champps concept. At June 1999, we owned 18 restaurants. In fiscal year 2000, we opened four restaurants and acquired two franchised restaurants. In fiscal 2001, 2002, 2003, and 2004, we opened four, six, seven and seven restaurants, respectively. We anticipate opening four restaurants in fiscal 2005. As of April 3, 2005, we had opened three new locations in fiscal 2005 and had one location under construction which we expect to open during our fourth quarter of fiscal 2005. For fiscal 2006, we have begun construction on one new Champps restaurant to be opened in our first quarter, anticipate opening another new restaurant under a joint venture license and management agreement and have signed lease for a site that we intend to open in our third quarter of fiscal 2006. In addition, we are currently negotiating contracts on additional sites for restaurants to be opened in our fourth quarter of fiscal 2006.

Our newer restaurants typically range in size from 7,500 square feet to 9,000 square feet. Restaurants with a ground lease require, on average, a net investment of approximately $1.9 million and average total invested capital of approximately $2.9 million per restaurant. Restaurants constructed with build-to-suit financing require, on average, a net investment of $1.2 million and average total invested capital of approximately $4.9 million. Pre-opening expenses average approximately $360,000 per restaurant. Total invested capital includes the cost for the land, building, furniture, fixtures and equipment. Net investment includes only the cash invested and normally consists of the building, furniture, fixtures and equipment partially offset by any tenant improvement allowances received from our landlord.

We are currently investigating the possibility of developing a smaller prototype of approximately 6,500 square feet. This smaller prototype will provide us the opportunity to construct additional restaurants as site availability for this size restaurant is much more prevalent. In addition, we will be able to improve on our economic model as the cost to build these smaller restaurants will be proportionally lower than our existing prototype. Our older restaurants built from 1987 through 1998 have typically ranged in size from 9,000 square feet to 12,000 square feet.

Historically, our primary sources of liquidity for funding our operations and expansion have been net cash from operations and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. We recently entered into a three-year $25.0 million senior secured credit facility giving us significantly greater financial flexibility and future interest expense savings. In that regard, certain of our higher interest rate notes payable were repaid in the fourth quarter of 2004 with excess cash and borrowings under this senior secured credit facility, although we were subject to prepayment penalties and we recorded a write-off of related debt issuance costs.

For the past several years, we have been expanding the Champps concept. As a result, of this expansion, the timing of revenues and expenses associated with opening new restaurants is expected to result in fluctuations in our quarterly and annual results. In addition, our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Changes in any of these factors could adversely affect us and our financial results.

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

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2004 and 2003, our sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including on which day of the week the holiday occurs), seasonality and weather.

Our sales are somewhat dependent upon the timing and viewing of professional and college sporting events such football, basketball and hockey, and to a lesser extent baseball. Work stoppages or lockouts of a professional league can have an adverse impact on our sales. Currently the National Hockey League (“NHL”) is in the midst of a lockout. Although our sales were slightly impacted in the third quarter ended April 3, 2005, we are anticipating an impact to our annual sales of between 0.4 to 0.5 percent as the result of the cancellation of the NHL season. This equates to an annual sales loss of between $1.0 to 1.2 million.

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

Our comparable sales trends have been negative for the past three quarters. Although external factors such as the sluggish economy, declining consumer confidence, higher unemployment, decreases in discretionary income, increased competition in some markets and a decline in overall on-premise liquor sales throughout our industry may have had an impact on our sales, a number of our competitors have performed better than Champps relative to comparable sales.

On March 2, 2005, our former Chief Executive Officer, President and Chairman of the Board, William H. Baumhauer, resigned. Concurrently, the Board of Directors appointed Michael P. O’Donnell our new Chief Executive Officer, President and Chairman of the Board. Mr. O’Donnell has implemented some key strategic initiatives in an effort to improve these negative trends in our comparable sales and our profitability. The initiatives consist of:

•	Streamlining our menu with a reduction of approximately 30 percent of the items —This menu will allow for better execution and increased quality of our items and ultimately greater guest satisfaction.

•	Recertification and training at every level of our organization — This will allow us to evaluate our systems and develop our people and culture while creating a heightened awareness of our mission of offering exceptional food and service to our customers.

•	Increase the excitement in our bars – In previous years, Champps alcoholic beverage sales were a much greater portion of total revenues. We intend to implement a new bar program to reinvigorate that portion of our business.

•	Implementation of a more aggressive bonus plan for our restaurant management -We intend to provide our restaurant managers with the ability to have greater control of their earnings in an effort to provide an increased sense of ownership for our managers, which we believe will positively impact our sales and profitability.

•	New real estate strategy – Our former real estate strategy was to build our restaurants almost exclusively in or near shopping malls. This has not been optimal in several markets and we believe this contributed to the asset impairment charges we are taking in this quarter. Going forward, we are developing an updated Champps specific site model and a new smaller prototype. We currently have three restaurants either under construction or under contract based upon the previous site selection criteria. In the future, we will be evaluating possible additional sites for our restaurants as we refine our selection criteria. This may slow our growth initially as we continue to refine our model and work on our core business.

•	Develop a franchise network – We currently have a search in process for a senior franchise development executive. Historically, franchise development has not been a focus for the Company; however, we believe experienced franchisees can be a source of growth for the Company. Franchisees can develop markets that are not a priority for the Company and provide Champps the opportunity to acquire the developed territory in the future.

The implementation of these initiatives will not have an immediate impact on the profitability of the Company. Although some of the initiatives can implemented quickly, such as a new bonus plan, others may take longer to implement, such as the streamlining of our menu and developing a franchise network. Ultimately we intend to improve the profitability of the Company due to the implementation of these initiatives. However, we may incur additional expenses and capital spending in the near term to achieve our long term objectives.

In March 2005, Michael P. O’Donnell entered into an employment agreement with us. As part of the agreement, 514,680 restricted shares of common stock are to be awarded to Mr. O’Donnell. This award is subject to the availability of shares that have been authorized and are available under our 1997 Stock Option and Incentive Plan and our 2003 Stock Option and Incentive Plan. If shares are not available, the Company will seek shareholder approval that would permit the issuance of any shares not granted due to their lack of availability. If the shareholders of the Company fail to approve such resolution by the date any portion of the Grants would otherwise have vested, the Company shall make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares. Restricted stock awards are expensed ratably over the vesting period. 128,670 shares of the restricted stock award vest on an equal annual basis over a three year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date. As a result of this grant, we will incur additional compensation expense and a liability.

On March 31, 2005, Nathaniel Rothchild and Timothy R. Barakett resigned from the Company’s Board of Directors. In addition, on the same date, the Company elected Karl Okamoto to fill a vacancy on its Board of Directors and reduced the size of the Board of Directors to six.

Food safety issues have received increased media attention over the past few years. Two prominent issues have been the identification of green onions grown in farms in Mexico as the source of hepatitis and the first reported case of “mad cow” disease in the United States. We know of no known cases related to these food safety concerns affecting our restaurants. We have received assurances from our produce provider of green onions that their sources are safe. Also, we have reinforced to our restaurant managers the procedures to be followed for the safe food handling of green onions. To date, the “mad cow” disease issue has not been shown to influence the beef-eating habits of customers per industry reports, although future cases could certainly influence our customers eating habits. The USDA and the beef industry have taken a number of actions to reduce the risk of “mad cow” diseased beef from entering consumer markets.

Recently, the popularity of the Atkins diet and the South Beach diet have resulted in many restaurant chains incorporating and promoting menu items that incorporate the philosophies of these diets. We responded to this trend by adding a “carb conscious” section to our menu as of June 2004. Sales of our “carb conscious” items have met our expectations.

We have been liable for a loss contingency related to a predecessor company (see Note 5 to our unaudited consolidated financial statements). As a result of recent significant developments, we believe this contingency is resolved. In the second quarter of fiscal 2005 we paid approximately $1.2 million related to the punitive damages judgment and attorney fees award as final settlement for this matter.

Our financial results for the quarter ended April 3, 2005 included:

—	Growth of consolidated revenues by 2.7% to $55.6 million compared to the same quarter last year.

—	An impairment charge of $6.6 million.

—	Net loss of $3.6 million compared to Net income of $1.6 million for the same quarter last year.

—	Diluted loss per share of $0.28 compared to a diluted income per share of $0.12 for the same quarter last year.

Financial Definitions

Revenue — Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include revenues for our restaurants for the first full month of operation after the restaurant is open 66 weeks. For the third quarter of fiscal 2005, 46 of our total 51 restaurants in operation at quarter-end were included in our comparable sales calculation.

Cost of Sales and Operating Expenses — Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, wages during training for our hourly associates, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses include restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants.

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

Other Items — Severance expense consists of the cost associated with the company’s separation agreement with the former chief Executive Officer. Impairment charges relate to the write-down of the assets of certain under performing stores to their estimated fair value. Other (income) expense, net generally consists of losses on asset disposals from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fees partially offset by interest income earned on cash balances. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the Company’s spin-off in 1997. Debt extinguishment costs consist of expenses for the termination of the company’s capital leases in fiscal year 2004.

Fiscal Calendar — We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal 2004 consisted of 52 weeks and ended on Sunday, June 27, 2004. Fiscal 2005 will consist of 53 weeks and will end on Sunday, July 3, 2005. The quarter ending March 28, 2004 had thirteen operating weeks and is referred to as the third quarter of fiscal 2004. The quarter ending April 3, 2005 also had thirteen operating weeks and is referred to as the third quarter of fiscal 2005.

Reclassification of expenses related to Management Training, and Travel and Temporary Housing related to Management Training — For fiscal 2005, expenses related to the training of new restaurant managers and their travel and temporary housing during their training periods have been reclassified from restaurant operating expenses to general and administrative expenses. This reclassification was made to provide better comparability with other restaurant companies. As a result, amounts on the 2004 statement of operations have been reclassified to conform to the fiscal 2005 presentation. The amounts reclassified to general and administrative expense on the 2004 statement of operations were $196,000 of labor costs and $42,000 of other operating expenses for the third quarter and, on a year to date basis, $459,000 and $77,000 respectively. The Company incurred $335,000 and $40,000 for management training, travel and temporary housing during training in the third quarter of fiscal 2005 and a total of $862,000 and $108,000, respectively, for the forty weeks ended April 3, 2005.

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands except for restaurant sales per operating week).

	Three Months Ended				Nine Months Ended
	April 3, 2005		March 28, 2004		April 3, 2005		March 28 2004
			Restated				Restated
Revenue:
Sales	$55,481	99.7%	$54,017	99.7%	$168,474	99.7%	$157,431	99.7%
Franchising and royalty, net	150	0.3	148	0.3	437	0.3	430	0.3

Total revenue	55,631	100.0%	54,165	100.0%	168,911	100.0%	157,861	100.0%

Cost of sales and operating expenses:
(as a percentage of restaurant sales)
Product costs	15,357	27.7	14,933	27.6	46,816	27.8	43,816	27.8
Labor costs	17,363	31.3	17,154	31.8	51,971	30.8	50,215	31.9
Other operating expenses	9,628	17.3	8,393	15.5	28,015	16.6	24,356	15.5
Occupancy	5,377	9.7	5,061	9.4	15,812	9.4	14,652	9.3
Pre-opening expenses	340	0.6	45	0.1	984	0.6	1,640	1.0

Total cost of sales and operating expenses	48,065	86.6	45,586	84.4	143,598	85.2	134,679	85.5
(as a percentage of total revenue)
Depreciation and amortization	2,857	5.1	2,551	4.7	8,320	4.9	7,230	4.6
General and administrative expenses	3,423	6.2	3,296	6.1	9,679	5.7	8,803	5.6
Severance	547	1.0	--	0.0	547	0.3	--	0.0
Impairment Charges	6,567	11.8	--	0.0	6,567	3.9	--	0.0
Other (income) expense, net	26	0.0	63	0.1	(95)	(0.1)	146	0.1

Income (loss) from operations	(5,854)	(10.5)	2,669	4.9	295	0.2	7,003	4.4

Other (income) expense:
Interest expense and income, net	343	0.6	602	1.1	1,100	0.6	1,750	1.1
Expenses related to predecessor companies	50	0.1	54	0.1	315	0.2	259	0.1
Debt extinguishment costs	--	0.0	4	0.0	--	0.0	4	0.0

Income (loss) before income taxes	(6,247)	(11.2)	2,009	3.7	(1,120)	(0.6)	4,990	3.2
Income tax expense (benefit)	(2,675)	(4.8)	395	0.7	(1,393)	(0.8)	1,098	0.7

Net income (loss)	$(3,572)	(6.4)%	$1,614	3.0%	$273	0.2%	$3,892	2.5%

Restaurant operating weeks	656		611		1,969		1,758
Restaurant sales per operating week	$84,575		$88,408		$85,563		$89,551
Number of restaurants (end of period)
Company-owned	51		47		51		47
Franchised	12		12		12		12

Total restaurants	63		59		63		59

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month following the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and is expected to continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We opened one restaurant during the quarter ended April 3, 2005 and did not open any new restaurants in the quarter ended March 28, 2004. We opened three restaurants in the forty weeks ended March 28, 2004 and five restaurants in the thirty-nine weeks ended March 28, 2004.

Third Quarter of Fiscal 2005 Ended April 3, 2005 Compared to the Third Quarter of Fiscal 2004 Ended March 28, 2004 (Restated)

Total revenue. Total revenue increased approximately $1.4 million, or 2.5%, to $55.6 million in the quarter ended April 3, 2005 from $54.2 million for comparable quarter in the prior year. Comparable same store sales decreased 3.8% for the third quarter of fiscal 2005 compared to our third quarter of last year. Comparable same store food sales decreased 4.6% while comparable same store alcohol sales decreased 1.8%. Restaurant sales per operating week for all restaurants decreased $3,833, or 4.3%, to $84,575 for the quarter ended April 3, 2005 from $88,408 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.69 for the third quarter of fiscal 2005 compared to $13.38 for the third quarter of fiscal 2004. During the third quarter of fiscal 2005, food sales and alcoholic beverage sales represented 72.0% and 28.0% of our total food and beverage sales, respectively. During the third quarter of fiscal 2004, food and alcoholic beverage sales represented 72.2% and 27.8% of our total food and beverage sales, respectively.

Revenues were negatively impacted by New Year’s weekend falling on our second quarter of fiscal 2005 versus our third quarter last year. Additionally, our revenues in the third quarter of fiscal 2005 were also adversely impacted by Easter Sunday falling in our third quarter of fiscal 2005 versus our fourth quarter last year. Although comparable same store sales were down approximately $2.0 million or 3.8% for the quarter ended April 3, 2005, the impact of the change in holidays impacted comparable same store sales by approximately $1.0 million or 1.9% of the 3.8% decline. The hockey lockout also negatively impacted revenues. This was the third consecutive quarter that both food and liquor comparable same store sales were negative.

Cost of Sales and Operating Expenses

Product costs. Product costs increased by $0.5 million, or 3.4%, to $15.4 million in the third quarter of fiscal 2005 from $14.9 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 27.7% for fiscal 2005 and 27.6% for fiscal 2004. The increase was primarily due to increases in produce costs during the quarter.

Labor costs. Labor costs increased by $0.2 million, or 1.2%, to $17.4 million in the quarter ended April 3, 2005 from $17.2 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 31.3% in fiscal 2005 from 31.8% in fiscal 2004 due to lower staff and management costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. Management wages also decreased as the result of a lower bonus payout in the quarter.

Other operating expense. Other operating expense increased $1.2 million, or 14.3%, to $9.6 million in quarter ended April 3, 2005 from $8.4 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 17.3% in fiscal 2005 from 15.5% in fiscal 2004. The increase was due to an increase in promotional meals, gift card expense, an increase in utility costs, as well as approximately $0.2 million in costs for inventory reconciliations primarily associated with serviceware and smallware inventories.

Occupancy. Occupancy expense increased $0.3 million, or 5.9%, to $5.4 million in the quarter ended April 3, 2005 from $5.1 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 9.7% in fiscal 2005 from 9.4% in fiscal 2004. Occupancy expenses increased as a percent of revenues, in part, as the result of lower average restaurant revenues.

Pre-opening expenses. Pre-opening expenses were $0.3 million for the quarter ended April 3, 2005 and $0.0 million for the comparable prior year period. We opened one restaurant in the third quarter of fiscal 2005. We did not open any restaurants in the third quarter of fiscal 2004. Pre-opening costs for our third quarter of 2005 resulted primarily from the one restaurant opened in our third quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.6% for fiscal 2005 and 0.1% for fiscal 2004.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $2.5 million, or 5.5%, to $48.1 million for the quarter ended April 3, 2005 from $45.6 million in the comparable prior year quarter primarily for the reasons described above.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 11.5%, to $2.9 million for the quarter ended April 3, 2005 from $2.6 million in the comparable prior year period primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 5.1% in fiscal 2005 from 4.7% in fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases. As the result of the impairment charge recognized this quarter, we anticipate that future depreciation expense will decrease by approximately $80,000 per month beginning in our fourth quarter of fiscal 2005.

General and administrative expenses. General and administrative expenses increased $0.1 million, or 3.0%, to $3.4 million in the quarter ended April 3, 2005 from $3.3 million in the comparable prior year period. General and administrative expenses increased as a result of increased personnel costs to support our growth. General and administrative expenses as a percentage of total revenue increased to 6.2% for fiscal 2005 from 6.1% in fiscal 2004.

Severance.    Severance expenses totaled $0.5 million for the quarter ended April 3, 2005 compared to no expenses in the comparable prior year quarter. Severance expenses were the result of the company’s separation agreement with the former chief Executive Officer.

Impairment Charges. Asset impairment charges totaled $6.6 million for the quarter ended April 3, 2005 compared to no impairment charge in the comparable prior year quarter. The asset impairment charge was the result of recognition of an asset impairment at two locations in Houston, Texas, one in Phoenix, Arizona, and one in Wilmington, Delaware. Our previous efforts to increase sales or reduce costs and improve current cash flow trends at these restaurants were ineffective. These restaurants have long term leases and we intend to continue operating at these sites to defray lease costs. There can be no assurance that we will not experience future circumstances that require us to write-down additional assets.

Other Income/Expense. There were no other expenses for the quarter ended April 3, 2005 compared to $0.1 million in the comparable prior year quarter.

Interest expense and income, net. Interest expense and income, net was approximately $0.3 million in the third quarter of fiscal 2005 and $0.6 million in fiscal 2004. The decrease resulted from lower outstanding debt balances and a lower effective interest rate this quarter compared to the prior year. At April 3, 2005 we had $15.6 million of debt outstanding compared to $29.7 million of debt at March 28, 2004.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.1 million for the quarter ended April 3, 2005 compared to $0.1 million in the comparable prior year quarter.

Debt Extinguishment Costs. We incurred no debt extinguishment expenses for the quarter ended April 3, 2005 and only minimal expense for the quarter ended March 28, 2004.

Income before income taxes. Income before income taxes decreased $8.2 million to a loss of $6.2 million for the quarter ended April 3, 2005 from a profit of $2.0 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense/benefit. For the quarter ended April 3, 2005, we recorded an income tax benefit of $2.7 million compared to an expense of $0.4 million in the comparable prior year quarter. The effective tax rate for our third quarter this year was 42.8% versus 19.7% for the comparable period last year. We anticipate we will be able to use this tax benefit in future periods as the profitability of the Company is not anticipated to be burdened with additional asset write-downs. However, there can be no assurances that future write-downs will not occur.

Forty Weeks Ended April 3, 2005 Compared to the Thirty-nine Weeks Ended March 28, 2004 (Restated)

Total revenue. Total revenue increased approximately $11.0 million, or 7.0%, to $168.9 million for the forty weeks ended April 3, 2005 from $157.9 million for the thirty-nine week comparable prior year period. Comparable same store sales decreased 2.6% for the first nine months of fiscal 2005 compared to the first nine months of last year. Comparable food sales decreased 3.0% while comparable alcohol sales decreased 1.8%. Restaurant sales per operating week for all restaurants decreased $3,988, or 4.5%, to $85,563 for the forty weeks ended April 3, 2005 from $89,551 for the thirty-nine weeks ended for the comparable prior period. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants open in fiscal 2004 generating lower revenues than the restaurants that opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.61 for the first nine months ended of fiscal 2005 compared to $13.26 for the first nine months ended of fiscal 2004. During the first nine months of fiscal 2005, food sales and alcoholic beverage sales represented 71.9% and 28.1% of our total food and beverage sales, respectively. During the third quarter of fiscal 2004, food and alcoholic beverage sales represented 71.7% and 28.3% of our total food and beverage sales, respectively.

Revenues were positively impacted from an additional operating week. However, our revenues were adversely impacted by Easter Sunday, which is typically a slow day for restaurants, falling in our first nine months of fiscal 2005 versus our last three months of the prior year, by the presidential debates, and the economic impact associated with the uncertainty surrounding the election. The hockey lockout also negatively impacted revenues.

Cost of Sales and Operating Expenses

Product costs. Product costs increased by $3.0 million, or 6.9%, to $46.8 million for the forty weeks ended fiscal 2005 from $43.8 million for the thirty nine weeks ended in the prior year. Product costs as a percentage of restaurant sales were 27.8% for fiscal 2005 and 27.8% for fiscal 2004.

Labor costs. Labor costs increased by $1.8 million, or 3.6%, to $52.0 million in the forty weeks ended April 3, 2005 from $50.2 million in the thirty-nine weeks ended in the prior year. Labor costs as a percentage of restaurant sales decreased to 30.8% in fiscal 2005 from 31.9% in fiscal 2004 due to lower staff and management costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while the reduced management costs were due to actions to automate and reorganize restaurant administrative duties as well as properly align management levels according to relative restaurant sales volumes. Management wages also decreased as the result of a lower bonus payout for the year.

Other operating expense. Other operating expense increased $3.6 million, or 14.8%, to $28.0 million in the forty weeks ended April 3, 2005 from $24.4 million in the thirty-nine weeks ended in the prior year. Operating expense as a percentage of restaurant sales increased to 16.6% in fiscal 2005 from 15.5% in fiscal 2004. The increase was due to an increase in promotional meals, gift card expense, as well as about $0.2 million in costs for new store opening inventory reconciliations from prior openings.

Occupancy.Occupancy expense increased $1.1 million, or 7.5%, to $15.8 million in the forty weeks ended April 3, 2005 from $14.7 million in the thirty-nine weeks ended in the prior year. Occupancy expense as a percentage of restaurant sales increased to 9.4% in fiscal 2005 from 9.3% in fiscal 2004. Occupancy expenses increased as a percent of revenues, in part, as the result of lower average restaurant revenues.

Pre-opening expenses. Pre-opening expenses were $1.0 million for the forty weeks ended April 3, 2005 and $1.6 million for the thirty-nine weeks ended in the prior year. We opened three restaurants during the forty weeks ended fiscal 2005. We opened six restaurants during the thirty-nine weeks ended fiscal 2004. Pre-opening expenses as a percentage of revenue were 0.6% for fiscal 2005 and 1.0% for fiscal 2004.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $8.9 million, or 6.6%, to $143.6 million for the forty weeks ended April 3, 2005 from $134.7 million in the thirty-nine weeks ended in the prior year primarily for the reasons described above.

Depreciation and amortization. Depreciation and amortization expense increased $1.1 million, or 15.3%, to $8.3 million for the forty weeks ended April 3, 2005 from $7.2 million in the thirty-nine weeks ended in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.9% in fiscal 2005 from 4.6% in fiscal 2004 due to lower average restaurant revenues associated with new restaurants and the additional depreciation associated with the buy-out of two restaurant operating equipment leases. As the result of the impairment charge recognized this quarter, we anticipate that future depreciation expense will decrease by approximately $80,000 per month beginning in our fourth quarter of fiscal 2005.

General and administrative expenses. General and administrative expenses increased $0.9 million, or 10.2%, to $9.7 million in the forty weeks ended April 3, 2005 from $8.8 million in the thirty-nine weeks ended in the prior year. General and administrative expenses increased as a result of increased personnel costs to support our growth. General and administrative expenses as a percentage of total revenue increased to 5.7% for fiscal 2005 from 5.6% in fiscal 2004.

Severance.    Severance expenses totaled $0.5 million for the forty weeks ended April 3, 2005 compared to no expenses in the thirty-nine weeks ended in the prior year. Severance expenses were the result of the Company’s separation agreement with the former chief Executive Officer.

Impairment Charges. Asset impairment charges totaled $6.6 million for the forty weeks ended April 3, 2005 compared to no impairement charges in the thirty-nine weeks ended in the prior year. See discussion of impairment charges in this section under “Third Quarter of Fiscal 2005 Ended April 3, 2005 Compared to the Third Quarter of Fiscal 2004 Ended March 28, 2004.”, “Impairment Charges” and “Impairment of Long Lived Assets” under Item 2.

Other Income/Expense. Other income totaled $0.1 million for the forty weeks ended April 3, 2005 compared to other expense of $0.1 million in the thirty-nine weeks ended in the prior year.

Interest expense and income, net. Interest expense and income, net was approximately $1.1 million in the forty weeks ended April 3, 2005 and $1.8 million in the thirty-nine weeks ended in the prior year. The decrease resulted from lower outstanding debt balances and a lower effective interest rate this quarter compared to the prior year.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.3 million for the forty weeks ended April 3, 2005 compared to $0.3 million in the thirty-nine weeks ended in the prior year.

Debt Extinguishment Costs. Debt extinguishment expenses totaled nothing for the forty weeks ended April 3, 2005 compared to a minimal amount in the thirty-nine weeks ended in the prior year.

Income before income taxes. Income before income taxes decreased $6.1 million to a loss of $1.1 million for the forty weeks ended April 3, 2005 from a profit of $5.0 million in the thirty-nine weeks ended in the prior year primarily for the reasons described above.

Income tax expense/benefit. For the forty weeks ended April 3, 2005, we recorded an income tax benefit of $1.4 million compared to an expense of $1.1 million in the thirty-nine weeks ended in the prior year. The effective tax rate for the first nine months of this year was 124.4% versus 22.0% for the first nine months of last year. As the result of the impact of the large FICA tip tax credit on a lower profit, our effective tax rate is higher than anticipated.

Liquidity and Capital Resources

As of April 3, 2005, our unrestricted cash balance was $2.4 million. We have a $25.0 million secured credit facility that provides us with immediately available funds should we require them. At April 3, 2005, we had $21.2 million available under this facility. However, the use of those proceeds would be restricted to the pay down of current liabilities or for the funding of capital expenditures.

At the end of the quarter, we showed a working capital deficit of $0.2 million. Our working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, and purchases of food, supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. This is consistent with other companies engaged in the restaurant industry.

For the quarter ended April 3, 2005, we generated cash flow from operating activities of $14.7 million compared to $17.8 million for the prior year comparable period. The decreased cash flow from operating activities was due primarily to an increase in prepaid expenses of $1.9 million, less receipts of tenant improvement allowances in the quarter partially offset by an increase in accrued expenses of $1.4 million. The prepaid expenses increased primarily as the result of paying our rent expense for April by our month end while not issuing our checks at our year end on June 27, 2004. Accrued expenses increased primarily from gift card sales and insurance

During the first nine months of fiscal 2005, we received $3.0 million in tenant improvement allowances. We are anticipating tenant improvement allowances of approximately $0.3 million for the remainder of fiscal 2005 for projects to be completed in fiscal 2005.

Capital expenditures were $11.5 million for the forty weeks ended April 3, 2005. Capital expenditures were comprised of $8.8 million for new restaurants, $2.5 million for existing restaurant improvements and replacements, and $0.2 million for corporate related capital expenditures. Funding for expansion during fiscal year 2005 and fiscal year 2004 was generally provided through available cash balances, use of build-to-suit facilities, and tenant improvement allowances. Capital expenditures for the balance of fiscal year 2005 are anticipated to be approximately an additional $3.2 million, before tenant improvement allowances, based upon current estimates. These expenditures will primarily be for the construction of one new restaurant expected to open in the fourth quarter of fiscal 2005, for upgrades to existing restaurants and for the start of construction on one restaurant expected to open in the first half of fiscal 2006. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

We have a build-to-suit facility with AEI Fund Management, Inc. This agreement provides a commitment for the completion of seven new restaurants with a total funding commitment of $24.5 million. At April 3, 2005, we had completed the construction of three restaurants under this commitment and had $14.0 million available for the construction of four restaurants. The commitment expires the earlier of November 30, 2005 or upon AEI’s acceptance or rejection of seven restaurant sites. The funding of this build-to-suit facility is subject to various pre-closing conditions.

In March 2004, we obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank. We intend to use the facility to support our growth, for general working capital needs and provide up to $5.0 million for the issuance of letters of credit. In our fourth quarter of fiscal 2004, we had net borrowings under this facility of $2.5 million and we prepaid $15.2 million of our existing debt with these borrowings and cash balance. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to preopening expenses, as defined) ratio and range from prime to prime plus 0.5 percent or, if elected, LIBOR plus 2.0 to 3.0 percent. We paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 0.375 percent to 0.5 percent. Outstanding borrowings under the facility are required to be converted to a five-year term loan if senior debt to EBITDA exceeds specified levels, however, based upon our current senior debt to EBITDA ratio this conversion is not required. The facility also requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level. Although the recent recognition of an impairment charge negatively impacts our tangible net worth, we are still in compliance with these debt covenants. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company. For the nine months ended April 3, 2005, we borrowed $15.0 million under this facility and paid back $16.5 million. As a result our outstanding borrowings under this facility decreased from $2.5 million at June 27, 2004 to $1.0 million at April 3, 2005. These borrowings were normally in increments of $1.0 to 2.0 million each. As of April 3, 2005, we had $1.0 million of outstanding borrowings and had placed letters of credit of $2.6 million under this facility. The available balance under this facility at April 3, 2005 was $21.2 million. However, the use of those proceeds would be restricted to the pay down of current liabilities or for the funding of capital expenditures.

There may be cash payments during the next twelve months associated with liabilities previously recorded and related to the sale of predecessor companies. Such liabilities include prior year insurance claims, litigation associated with predecessor companies and potential legal settlements. At April 3, 2005, we had accrued approximately $137,000 for the settlement of these liabilities. During the third quarter we did not make any cash payments in legal expenses, awards, and judgments related to these matters. During the next twelve months we expect payments for these liabilities to be equal to our accrual, however, the amounts could be higher depending on whether we incur additional legal expenses or additional awards or judgments are rendered related to these matters or other matters. This issue is discussed in Note 4 to the consolidated financial statements.

We believe that the available funding for our expansion, other capital expenditures, required debt service requirements and other working capital needs for the next twelve months will be sufficient. The funding is anticipated to be provided from cash flows from operations, tenant improvement allowances and our credit sources including our $25.0 million senior secured credit facility. Although we do not believe it is likely, in the event that such funds are not available, we have the ability to curtail our expansion program, draw on additional funds available under our credit facility and reduce non-essential operating costs to conserve working capital.

Inflation and changing prices have had no measurable impact on net sales and revenue or income during the last three fiscal years.

Contractual obligations and commitments

Payments, including interest, due by period as of April 3, 2005 (in thousands)

	Total	Less than one year	One to three years	Three to five years	More than five years

Operating leases	225,194	15,274	31,315	32,407	146,198
Notes payable	18,803	1,192	17,611	-	-
Letters of credit	2,606	2,606	-	-	-
Construction
commitments	3,243	3,243	-	-	-
Licensing fees	20,644	359	722	764	18,799

	270,490	22,674	49,648	33,171	164,997

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

We have $15.0 million of convertible notes payable that mature on December 15, 2007. The notes are convertible at any time prior to maturity into shares of our common stock at an initial conversion price of $10.66 per share, subject to adjustment on certain events.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at April 3, 2005, as stated above, were not reflected in the consolidated financial statements.

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

We are self-insured for a significant portion of our employee health benefit, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our total exposure under these programs and individual claim maximums. We estimate our accrued liability for the ultimate costs to close known claims, including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practice.

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

Valuation of long-lived assets

We evaluate the carrying value of long-lived assets including property, equipment and related identifiable intangible assets quarterly in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value.

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. However, if business trends are materially down or there is a permanent competitive intrusion at an underperforming new restaurant, we consider four consecutive quarters of negative cash flow or losses to indicate a potential for an individual restaurant to be impaired. We estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income. As of April 3, 2005, we had a net deferred tax asset of $29.0 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of April 3, 2005, we had federal net operating loss carryforwards of approximately $41.9 million, expiring at various dates through 2020 and unused FICA tip tax credits totaling $7.2 million, expiring at various dates through 2024.

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

At April 3, 2005, we were exposed to interest rate fluctuations on approximately $1.0 million of notes payable carrying variable interest rates. A hypothetical 100 basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $10,000.

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

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 3, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of April 3, 2005 for the reasons discussed in the following paragraph.

Subsequent to the period covered by this report, and following a January 2005 review of the accounting adjustments cited in several recent Form 8-K filings by other restaurant companies we determined that one of the adjustments in those filings relating to the treatment of lease accounting and leasehold depreciation applied to us, and that it was appropriate to adjust certain of our prior financial statements. As a result, on January 26, 2005, the Audit Committee of our Board of Directors concluded that the financial statements contained in the Company’s prior filings with the Securities and Exchange Commission, including the Company’s 10-K for the period ending June 27, 2004, and 10-Q for the period ending October 3, 2004, could no longer be relied upon. The Restatement is further discussed in the section entitled “Restatement” in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 3 of this Form 10-Q and in Note 3, “Restatement of Consolidated Financial Statements and Summary of Significant Accounting Policies” under Notes to Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q.

Our management has concluded that there were material weaknesses in our internal controls as of the end of the third quarter of 2005 due to the previously described material weakness involving lease accounting and also due to the inadequate accounting and financial reporting staffing including insufficent senior level accounting employees. This situation resulted in our conclusion that we had an ineffective control environment due to our inadequate staffing, lack of segregation of duties in the accounting department and lack of timely review and analysis of certain transactions and the extraordinary events recorded in our current quarter given our resource constraints. This situation resulted primarily from the extended period of time that the Company has not had a Controller. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the quarter ended April 3, 2005, we effected a material change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate internal control deficiencies in our lease accounting policies and practices that lead to the restatement discussed herein. To remediate the material weakness in the Company’s internal control over financial reporting we have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices. To remediate our weakness relative to inadequate staffing, we have made an employment offer to a Controller candidate and the offer has been accepted. We anticipate the new Controller will start in June 2005. No other material weaknesses have been identified as a result of management’s assessment.

PART II — OTHER INFORMATION

ITEM 1.     Legal Proceedings

        See “Note 5. Commitments and Contingencies –Litigation” in “Notes to Unaudited Consolidated Financial Statements” for a discussion related to the payment and final settlement relative to the indemnification of DAKA.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3.    Defaults upon Senior Securities

        Not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5.     Other Information

        Not applicable.

ITEM 6.     Exhibits

(a) Exhibits

Exhibit Number	Description

10.1	Separation Agreement for Donnie N. Lamb, Chief Operating Officer

31.1	Certification by Michael P. O'Donnell pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Frederick J. Dreibholz pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification by Michael P. O'Donnell pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Frederick J. Dreibholz pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

May 13, 2005