Form 10-K
period 2005-07-03
CHAMPPS ENTERTAINMENT INC
filed 2005-09-07
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 3, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-22639

CHAMPPS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3370491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10375 Park Meadows Drive, Suite 560, Littleton, CO	80124
(Address of principal executive offices)	(Zip Code)

303-804-1333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Resolution S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: ☒

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): YES ☒ NO ☐

i

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant based on the closing price of the Common Stock as reported by the Nasdaq National Market on December 31, 2004 of $8.62 per share, was $72,265,987. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $.01 par value, outstanding at September 1, 2005: 13,047,235.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive proxy statement to be used in connection with its 2005 Annual Meeting of Stockholders and to be filed within 120 days of July 3, 2005 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports, will be provided without charge upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124 and will also be available on our web site at www.champps.com under the heading “Investor Relations,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is available on our website under the heading “The Company.”

ii

FORM 10-K INDEX

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

(1)	the ability to successfully develop and implement strategies to increase revenues and profitability;

(2)	the highly competitive nature of the casual dining restaurant industry;

(3)	our ability to open and operate additional restaurants profitably;

(4)	our ability to raise capital in the future;

(5)	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

(6)	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

(7)	the continued service of key management personnel;

(8)	consumer perceptions of food safety;

(9)	changes in consumer tastes and trends and general business and economic conditions;

(10)	our ability to attract, motivate and retain qualified associates;

(11)	labor shortages or increased labor charges;

(12)	our ability to protect our name and logo and other proprietary information;

(13)	the impact of litigation and assessments;

(14)	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

(15)	the ability to fully utilize income tax operating loss and credit carryforwards;

(16)	the inability to cancel unfavorable leases;

(17)	the ability to repay or refinance our indebtedness;

(18)	the ability to maintain effective internal controls; and

(19)	the ability of our restaurants to cover their asset values and avoid asset impairment charges.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1. Business—Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003 are referred to as fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 contained 53 weeks while fiscal 2004 and 2003 each contained 52 weeks.

PART I

Item 1.	Business.

Overview

Champps offers an energetic, upscale casual dining experience with an extensive menu of freshly prepared items, set in a comfortable atmosphere that promotes social interaction among our guests. Our ambience, including our multiple video walls and large state-of-the-art televisions coupled with our music, television broadcasts and special promotional events, create an energetic and participatory dining experience. We consider ourselves an upscale alternative to the typical sports-themed restaurant and bar. We believe that our restaurants appeal to a wide range of diners including families with children, business professionals, couples and singles, as well as sports fans of all ages.

As of September 1, 2005, we owned and operated 53 restaurants in 19 states and had 12 additional restaurants operating under franchise or license agreements in five states under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Overall, we operate and franchise in a total of 23 states. Our menu is comprised of items primarily made from scratch on the premises. We typically include a large selection of appetizers as well as main plate salads, high-end sandwiches, specialty burgers and wraps and entrée selections, along with additional regularly changing specials. We are currently engaged in improving our menu as discussed below. Our menu is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, after-work, dinner and late night. Our average check per dining room guest was approximately $13.59 in fiscal 2005, excluding alcoholic beverages.

Our current restaurants range in size from approximately 7,000 to nearly 12,100 square feet and seat 207 to 360 guests. During fiscal 2005, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.4 million based on a 52-week year. Our average unit sales are higher than most restaurant companies in the casual dining industry. Our restaurants principally rely on frequent visits and loyalty from our guests who work, reside or shop nearby, rather than tourist traffic. Typically, our restaurants are located within large metropolitan areas that draw fan interest in professional and collegiate sport teams to allow us to promote the broadcasting of these sporting events in our restaurants.

We opened four restaurants in fiscal 2005. We expect to open between two and four restaurants in fiscal 2006. We have increased the number of company-owned restaurants from 18 in fiscal 1999 to 52 restaurants in fiscal 2005, representing a compounded annual growth rate of 19.3%.

Our financial results for fiscal 2005 included:

•	Growth of consolidated revenues by 5.6% to $218.4 million reflective of the extra operating week in fiscal 2005, full-year inclusion of seven restaurants opened in fiscal 2004 and the partial year sales of four restaurants opened in fiscal 2005.

•	A loss before income taxes of $2.0 million was recorded in fiscal 2005 compared to income before income taxes of $5.0 million in the prior fiscal year. Included in fiscal 2005’s results was an asset impairment charge of $6.6 million.

•	A net loss of $0.2 million, or $0.02 diluted loss per share, was reported in fiscal 2005 compared to net income of $4.3 million, or $0.33 diluted income per share, in fiscal 2004.

•	For fiscal 2005, operating cash flow totaled $19.8 million and outstanding debt balances were reduced by $4.1 million.

Business strategy

Our objectives continue to revolve around building our brand awareness and guest loyalty. We intend to achieve this goal principally by providing our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts, thus increasing our sales and profits. As a result of a recent change in our executive leadership, we have refined our strategies to achieve these objectives as outlined below.

On March 2, 2005, Michael P. O’Donnell was appointed our new Chief Executive Officer, President and Chairman of the Board. Mr. O’Donnell has identified key strategic initiatives in an effort to improve the negative trends in our comparable sales and improve our long-term profitability. The initiatives include the following:

•	Streamlining our menu and adding improved value to price items to our offerings. Our goal is to simplify the current menu by removing approximately 30 percent of the items and renew the focus on introducing popular menu items favored by our customers. The new menu should allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. Menu items are being tested in three of our locations and will be rolled out across the country throughout fiscal 2006.

•	Recertifying and training at every level of our organization. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and service to our customers. We have completed our first wave of training with our regional directors and restaurant general managers and expect the remainder of the retraining to be completed during the first half of fiscal 2006.

•	Increasing customer traffic in our bars. Our goal is to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. We hope to reverse the trend of alcohol sales decreasing as an overall percentage of revenues by year end 2006.

•	Implementing a more aggressive and performance based bonus plan for our restaurant management. We intend to provide our restaurant managers greater performance based compensation and an increased sense of ownership through this program. Targets will be related to operating cash flows. We implemented an early version of this plan at the start of fiscal 2006. The final plan is expected to be rolled out no later than the end of 2006.

•	Improving our site selection process. We are upgrading our site selection process to include more rigorous evaluation of the success factors for new site development. We are currently testing a multi-factor software model aimed at testing potential business locations outside of the mall-based locations traditionally used by the company. Longer-term, this model will also be critical in helping us develop a smaller new prototype currently under consideration, but not yet contemplated for rollout in fiscal 2006.

•	Develop a franchise network to extend future growth opportunities. We expect to hire a senior franchise development executive during the first half of fiscal year 2006 and begin the planning for a robust franchise network by year-end. We believe franchise development will only become an integral part of Champps’ long-term growth strategy once each of the above objectives is completed and the negative trends in same store sales are reversed.

The implementation of these initiatives will probably not have an immediate impact on our profitability. Although some of the initiatives can be implemented relatively quickly, such as a new bonus plan, others may take longer to implement, such as the streamlining of our menu and developing a franchise network. Ultimately we expect to improve our profitability due to the implementation of these initiatives; however, we may incur additional expenses and capital expenditures in the near term to achieve our long-term objectives.

Growth strategy

We slowed our restaurant growth in fiscal 2005, opening only four new restaurants compared to seven new restaurants in each of the prior two fiscal years. We plan to open only two, but possibly up to four, new restaurants in fiscal 2006. We have focused our attention on reversing the negative sales trends at our existing restaurants instead of continuing to expand the concept as we have done in the past. Once we have implemented the strategies outlined above and improved our sales trends, we plan to increase the pace of our restaurant expansion.

Site selection will be critical to our future growth plans. Members of our senior management will evaluate, inspect and approve each restaurant site prior to its acquisition. Also, we recently retained an outside consulting firm to assist us with our future potential restaurant site selection process. The consulting firm uses up to 600 factors to determine the probable revenue levels of future restaurant sites. By using this consultant’s analytical process, we intend to decrease the risk associated with opening new restaurants. Since the revenue of a new restaurant is the largest factor impacting its future profitability, we feel that if we have more certainty related to the new restaurant’s revenue, our risk will decrease. This consulting firm will also identify new markets where we should concentrate our site selection efforts based upon local demographics and competitive factors.

As mentioned previously, we plan to pursue opening more franchised Champps locations. However, we do not believe that this will occur to any significant degree until many of our other initiatives are completed. A new franchised Champps restaurant opened in Des Moines, Iowa in August 2004 and a licensed/joint venture Champps operation is expected to open in the Dallas/Fort Worth, Texas airport terminal in September or October 2005. Although we have no obligation to do so, in the future we may seek to acquire some or all of our 12 franchised restaurants from our franchisees. This may require additional capital.

Day-part allocation

We believe our ability to serve our guest in each of our four distinct day-parts is a strength for our concept. The following table depicts the percentage of overall company-owned restaurant sales during fiscal 2005 attributable to each of our day-parts. During this period, our food sales and alcoholic beverage sales as a ratio of total food and beverage sales was 71.5% and 28.5%, respectively. In fiscal 2005, our bar area generated approximately 17.6% of our total restaurant sales, 62.4% of which are generated from 4:00 p.m. to 10:00 p.m., signifying our strong after work and happy hour business. Champps merchandise and other sales totaled $287,000 and were only 0.1% of overall sales in fiscal 2005.

Sales By Day Part - Fiscal 2005

	Food Sales	Alcoholic Beverage Sales	Food and Alcoholic Beverage Sales
Lunch
Open to 4:00 PM	41.0%	15.6%	33.9%
After Work
4:00 to 7:00 PM	29.4%	36.4%	31.3%
Dinner
7:00 to 10:00 PM	26.6%	37.4%	29.7%
Late Night
10:00 to close	3.0%	10.6%	5.1%

	100.0%	100.0%	100.0%

Restaurant design and ambiance

Our restaurants have an ambiance enhanced by a layout that encourages social interaction and promotes a high-energy environment. All of our restaurants have multiple levels that enable us to offer our guests multiple seating options that appeal to various dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. Our restaurants have large bar areas, typically located on the first level. The bar’s numerous angles and bends provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create the appropriate dining environment. We also use plasma televisions to incorporate the latest technologies and keep our restaurants up to date.

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

Currently our restaurants range in size from 7,000 to 12,100 square feet. In recent years, the majority of our restaurants have ranged in size from 8,000 to 9,800 square feet. We have been able to maintain the number of seats in our restaurants despite their smaller size by reducing the square footage of our kitchens and bars. The reduction in our kitchen size has resulted in a more streamlined, efficient kitchen that can still handle our above average volumes. The reduction in our bar size was made to more accurately reflect the liquor volumes we are currently generating.

We are developing a smaller, 6,500 to 7,500 square foot restaurant prototype for future use. We anticipate that this smaller prototype will be used to fill in existing company owned markets where a larger restaurant does not provide the required economic return. This smaller restaurant can also be used in new second tier markets and as a model for our franchising program.

Menu

Historically, we have offered our guests a comprehensive selection of approximately 90 items, primarily made on the premises from scratch, which typically includes a selection of 16 appetizers, 10 main plate salads, 26 premium sandwiches, specialty burgers and wraps and 25 entrée selections. We also feature five to eight specials that change regularly, allowing us to continually refine our menu offerings and keep our selections fresh for our frequent visitors. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Our fresh sauces, salad dressings, batters and mixes are prepared daily in our restaurants using high-quality and fresh ingredients.

The food items on our current menu range from $5.45 to $13.45 for appetizers, $7.95 to $13.95 for burgers and sandwiches, and $7.95 to $19.95 for dinner salads and entrees. For fiscal 2005, our average guest check in our dining room was approximately $13.59, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 19 selections of wine, most of which are available by the glass, 18 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 28.5% of total food and beverage sales during fiscal 2005.

We are currently testing a new menu at three of our restaurants. The new menu consists of approximately 60 items. This menu has removed the majority of the Asian influenced items and upgraded the recipes and production techniques of the other items to provide our customers a “best of breed” experience. For example, our new hamburger is made with certified Angus beef and is topped with chopped iceberg lettuce, a tomato slice, Bermuda onion, crinkly cut dill pickles and served on a fresh sesame seed bun. The hamburger is cooked on a flat top grill to seal-in the flavors. By downsizing our menu to 60 items, we anticipate simplifying our kitchen operation and subsequently improving the quality of the menu items served. Ultimately, by improving the quality of our menu, we anticipate that revenues will increase as our customers increase the frequency of their visits. We anticipate that we will begin to roll out the most successful new items from our test menu, as evidenced by our customer feedback, to our other restaurants in the first half of fiscal 2006.

Food preparation and quality control

We believe our food quality and control standards are maintained at a high level. Our systems are designed to provide freshly prepared items based on the specifications set by our corporate culinary personnel and overseen at each of our restaurants by an assistant general manager and up to three management assistants. We invest substantial time in training and testing of our kitchen associates to adhere to our strict standards and preparation guidelines to maintain our quality control. We design our facilities to ensure food is maintained in accordance with the requirements of the local health codes where we do business. We audit our sanitary conditions at each restaurant and train all of our management associates regarding safe handling practices of all perishable food products.

Marketing and advertising

Historically, we have relied primarily on guest referrals rather than external marketing initiatives to promote our brand. Frequent visits from our loyal guests are necessary to generate the high volume of sales in our restaurants. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to increase guest frequency, average guest spending and overall sales. Marketing activities are communicated to our guests within our restaurants via printed displays such as posters, banners, table top displays and insertions in the menus. Additionally, we regularly utilize video presentations on our many monitors to promote menu items and special events. During the last three fiscal years, our expenditures for advertising and promotions were less than 1.5% of total restaurant sales.

On occasion we engage in paid advertising for individual restaurant locations including newspaper and radio advertisements and have tested direct mail to area office buildings and email blasts. We have a permission based e-loyalty program in place which allows us to send news of special offers and events to regular customers via email.

We utilize a variety of local marketing systems to gain awareness in the community around our restaurants. We frequently work with area schools, hotels, theatres, office buildings and retail establishments to encourage new or repeat traffic in our restaurants. We also have recently started an initiative to encourage local service industry employees to frequent Champps.

Operations

Restaurant management. As of September 1, 2005, we had six directors of operations or regional vice presidents who oversee approximately nine restaurants each and who supervise the general managers at each restaurant in their area. The directors of operations or regional vice presidents report to our chief operating officer. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are frequently promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels.

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

Training. New members of our restaurant management team are provided with an intensive ten-week training program to ensure they have the appropriate knowledge to excel in their position. All new members of management are required to receive kitchen training to understand the importance of the food preparation process and how the quality of our menu is a significant driver of repeat guest visits. All managers also participate in on-going training, including food and alcohol safe serving certifications. In addition, we have begun a recertification program to insure that all of our existing management employees have the necessary skill set to be effective in all of the areas under their responsibility. As of September 1, 2005, we have recertified each of our directors of operations or regional vice presidents and our general managers. We intend to begin the recertification process for our other restaurant managers beginning in the second quarter of fiscal 2006.

We also host an annual general managers’ conference focusing on strategic issues in addition to conducting other training classes. This conference also serves as a platform to recognize the general managers who exceeded our expectations.

We provide all new associates with a complete orientation and training for their positions to ensure they are able to meet our high standards and understand our Company policies. For servers, we require a minimum of six-days training on how to serve our food, safely serve alcohol products, the composition and preparation techniques for each menu item, direction on how to treat and serve our guests and ways to promote our business. Our food preparation staff undergoes an intensive five-day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new associate’s progress at pre-determined stages within the training schedule.

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

Restaurant franchise and licensing agreements

As of September 1, 2005, we had 12 franchised or licensed restaurants that began operations between 1991 and 2004. A new franchised location opened in Des Moines, Iowa in August 2004 and a new licensed/joint venture restaurant is expected to open in the Dallas/Fort Worth, Texas airport terminal in the second quarter of fiscal 2006. The franchises in Duluth, Minnesota and Charlotte, North Carolina were closed by franchisees in July 2002 and July 2004, respectively. Seven of our current franchised restaurants are located in the Minneapolis, Minnesota area. We also have one franchised restaurant in Des Moines, Iowa, Sioux City, South Dakota, Omaha, Nebraska, and two in Milwaukee, Wisconsin. We have a total of six franchisees, of which three own nine of the 12 franchised or licensed restaurants.

Our revenue from current franchisee agreements represented approximately 0.3% of our revenue in fiscal 2005. Each franchisee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

Accounting and management information systems

We use an automated data processing system and standardized reporting procedures to provide each of our company-owned restaurants with centralized financial and management controls. Our management information system tracks each restaurant’s weekly sales reports, vendor invoices, payroll information and other operating information which is connected to our centralized accounting and management information systems at our corporate headquarters in real time. By having a system where data can be input remotely and controlled centrally, our overhead functions are streamlined and administrative expenses are minimized.

While we continue to monitor our computer hardware and financial software for potential upgrades, we believe our existing management information systems are sufficient to support our current operations and long-term plans.

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

Competition

The restaurant industry is highly competitive. We compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the location of the restaurants and the quality, variety and price of food products served. Changes in consumer preferences, economic conditions, environmental conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business as could the availability of experienced management and hourly associates. We believe that the flexibility of our multiple day-part model, the quality of our freshly prepared menu items and our unique entertainment including our sports theme focus and excellent service have created an attractive, high sales volume restaurant.

Associates

As of September 1, 2005, we had approximately 6,400 associates on the Champps team, approximately 365 of which were restaurant management and field support personnel and 46 whom worked at our corporate headquarters. We do not have any collective bargaining agreements. We consider our associate relations to be good.

History

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, DAKA International, Inc. (“DAKA”), a large publicly traded food service management and restaurant company, purchased Champps to add to its portfolio of restaurant concepts. DAKA was formed in November 1998 as a corporation. As part of a corporate restructuring in 1997, DAKA’s food service businesses were spun off and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Service. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and

Casual Dining Ventures and changed its name to Champps Entertainment, Inc. Today, we operate with a single brand, Champps.

Operating locations

We lease all but one of our restaurants. The initial term of our leases for our restaurants expire at varying times commencing in 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years.

The following table sets forth our company-operated and franchised restaurants at July 3, 2005.

Company Owned Restaurant Locations		Franchised Restaurant Locations
Total 52		Total 12

ARIZONA	MINNESOTA	IOWA

Phoenix	Eden Prairie	Des Moines

CALIFORNIA	Minnetonka	MINNESOTA

Irvine	Richfield	Burnsville

COLORADO	NEW JERSEY	Maple Grove

Colorado Springs	Edison	Maplewood

Denver	Marlton	Minneapolis

Littleton	NEW YORK	New Brighton

DELAWARE	Rochester	St. Paul

Wilmington	NORTH CAROLINA	Woodbury

FLORIDA	Durham	NEBRASKA

Ft. Lauderdale	Raleigh	Omaha

Tampa	OHIO	SOUTH DAKOTA

GEORGIA	Cincinatti	Sioux Falls

Alpharetta	Columbus (3)	WISCONSIN

ILLINOIS	Dayton	Milwaukee

Lincolnshire	Lyndhurst	Brookfield

Lombard	Valleyview

Orland Park	West Chester

Schaumburg	Westlake

Skokie	PENNSYLVANIA

INDIANA	King of Prussia

Indianapolis (2)	Philadelphia (2)

LOUISIANA	TEXAS

Baton Rouge	Addison

MARYLAND	Houston (3)

Columbia	Las Colinas

MICHIGAN	San Antonio

Lansing	VIRGINIA

Livonia	Arlington

Troy	Fairfax

Utica	Reston

Richmond

Our existing company-operated restaurants average approximately 9,200 square feet in size for conditioned space with the range among our restaurants varying from approximately 7,000 to 12,100 square feet. Our average restaurant has approximately 290 seats in the conditioned space, with the number of seats varying from 207 to 360 seats among our restaurants. Many of our restaurants have seating in non-conditioned porches, patios or terraces which add up to 132 additional seats and 41 seats on average. We are in the process of designing a new smaller prototype of approximately 6,500 to 7,500 conditioned square feet.

Restaurants to open

On July 25, 2005, we opened a new restaurant in Toledo, Ohio. In the second quarter of fiscal 2006, a new licensed/joint venture restaurant is expected to open in the Dallas/Fort Worth, Texas Airport. In the third quarter of fiscal 2006, we expect to open a new restaurant in Princeton, New Jersey. We anticipate opening up to two additional restaurants in the remainder of fiscal 2006.

Trademarks

Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: “Champ’s,” “Champps,” and “Champps Americana.”

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the “Champ’s” and “Champps” service marks, trademarks and trade names, we agreed to pay the seller an annual fee. For fiscal 2005, the maximum fee was equal to the lesser of $333,000 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants, excluding two of our oldest restaurants, and we paid the maximum amount payable under this agreement. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%.

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

In addition, our restaurants are subject to “dram shop” statutes in certain states, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that has illegally overserved alcoholic beverages to the intoxicated person. We carry liquor liability coverage in the amount of $1.0 million per occurrence subject to an aggregate annual policy limit of $5.0 million, with a $0.35 million deductible per occurrence.

The Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA, which mandates accessibility standards for individuals with physical disabilities, may increase the cost of construction of new restaurants and of remodeling older restaurants.

We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of our food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage will increase our labor costs.

Risk factors related to our business

Our key strategic initiatives may not be successful and could fail to improve our comparable store sales and our long-term profitability

As part of our key strategic initiatives designed to improve our comparable store sales and our long-term profitability, we intend to introduce a new, streamlined menu and a new bar program to reinvigorate that portion of our business, among other limitations. These steps have not yet proven their viability and are subject to additional refinement and further costs. We may find that these steps are too costly or do not produce improved customer acceptance, revenues or profitability. We cannot assure you that our new real estate strategy, which includes a Champps specific site model and smaller restaurant size, will improve the profitability and success of our new restaurants compared to our previous site selection process.

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

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

As of July 3, 2005, we owned and operated 52 restaurants, four of which were opened within the preceding 12-month period. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach our long term profitability levels due to inefficiencies typically associated with new restaurants.

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

The success of our restaurants depends a large part on location. There can be no assurance that current locations will continue to be attractive, as demographic patterns change. Possible declines in neighborhoods where our restaurants are located, or economic conditions surrounding those neighborhoods, could result in reduced sales in those locations.

Our growth strategy depends on our ability to open new restaurants, and we may not be able to achieve our planned unit expansion

Our ability to expand our operations through the opening of new restaurants is important to our future financial success. Since fiscal 1997 through fiscal 2005, we have expanded our operations from 12 company-owned restaurants in nine states to 52 company-owned restaurants in 19 states. We expect to open an additional two to four restaurants in fiscal 2006. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our future expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

Future growth may strain our management, financial and other resources. For instance, our existing systems and procedures, restaurant management systems, financial controls, information systems, management resources and human resources may be inadequate to support our planned expansion of new restaurants. We may not be able to respond on a timely basis to all of the changing demands that the planned expansion will impose on our infrastructure and other resources.

The inability to develop and construct our restaurants within budget and projected time periods will adversely affect our business and financial condition

Critical to our success is our ability to construct our restaurants within budget and on a timely basis. Many factors may affect the costs associated with the development and construction of our restaurants, including:

•	labor disputes;

•	general contractor disputes;

•	shortages of material and skilled labor;

•	adverse weather conditions;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations and approvals; and

•	unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are unable to develop new restaurants within anticipated budget or time periods, our revenue will not meet our expectations and pre-opening and construction costs may exceed our projections. In addition, returns on our investments may be impaired and the amount of capital available for other new restaurants may not be available.

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

Our franchisees could take actions that could harm our business

Franchisees are independent operators and are not employed by us. We provide training and support to franchisees, but any number of factors beyond our control may diminish the quality of franchised restaurant operations. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. If franchisees do not operate in accordance with our standards, our image and reputation may suffer materially and system-wide sales could significantly decline. Also, the presence of franchised restaurants may limit our ability to expand in a desired market.

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

Increases in utility, insurance or other costs could have a material adverse effect on our results of operations

Our restaurants’ operating margins are affected by fluctuations in the price of utilities such as natural gas, electricity and water. The premiums that we pay for our insurance programs, including workers’ compensation, general liability, health and directors’ and officers’ liability, may increase at any time as may the amount we pay for claims experienced under our high deductible programs. Also, our restaurants incur a number of other costs in order to operate not limited to supplies, services, banking/credit card fee and repair and maintenance costs. All of such costs may increase at any time and negatively affect our operating margins.

We depend on the services of key executives and management, the loss of whom could materially harm our business

Our future success significantly depends on the continued service and performance of our executive officers and key associates, such as regional directors of operation, restaurant general managers and kitchen managers. Competition for these key associates is intense. The loss of the services of members of our senior management and key associates or the inability to attract additional qualified personnel as needed could adversely harm our business until suitable replacements can be found.

Litigation or assessments could have a material adverse affect on our business

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

We are also subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that illegally over-served alcohol to such person. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all.

In connection with the spin-off of DAKA in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”). Under our Post-Closing Covenant Agreement with DAKA, we are responsible for certain resulting liabilities and handling the defense of these claims, including the appeals, which have previously been significant.

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

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names

Pursuant to a Master Agreement dated February 1, 1994, we acquired the “Champps,” “Champ’s” and “Champps Americana” service marks, trademarks and trade names. Our business prospects depend, in part, on our ability to develop favorable consumer recognition of the Champps name and logo. Our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. Moreover, we may face claims of infringement that could both interfere with our use of our proprietary know-how, concepts, recipes, trade secrets or trademarks or subject us to damages. Defending against such claims may be costly and, if unsuccessful, may prevent us from continuing to use such proprietary information in the future.

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

For fiscal 2005, approximately 28.5% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays.

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

The reporting of tips is the responsibility of the associates receiving the tips. We encourage and train our associates to abide by the law and report 100% of the tips that they receive. While we believe our associates adequately report tips, we have implemented tip reporting policies and procedures that are in full compliance with the recommended IRS policies and procedures as defined in our Tip Reporting Alternative Commitment agreement that was executed by the Company and the IRS in fiscal 2003.

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards

As of July 3, 2005, we had federal net operating loss (“NOL”) carryforwards of approximately $45.0 million and FICA tax credit carryforwards of approximately $7.8 million. The federal NOL’s expire at various times through 2023 and the FICA tip tax credits expire at various times through 2025. Also as of July 3, 2005, we had certain state net operating loss carryforwards totaling $11.5 million expiring at various dates through 2024. While we expect to fully utilize all of the federal carryforwards and almost all of the state carryforwards to reduce our income tax liabilities, future income may not be sufficient for full utilization of the carryforwards.

Our financial results are subject to fluctuations due to the seasonal nature of our business

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2005 and 2004, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity, or lack thereof, of sporting events, holidays (including which day of the week the holiday occurs) and weather.

We may be locked into long-term and non-cancelable leases that we want to cancel, and may be unable to renew leases that we want to extend at the end of their terms

Most of our current leases are non-cancelable and typically have terms ranging from 10 to 20 years and renewal options for terms ranging from five to 20 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. While we have yet to do so, if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing operations at underperforming restaurant locations could impair our results of operations.

In addition, at the end of the lease term and any renewal period for a restaurant, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks, and could have a material adverse effect on our business and results of operations.

We may not be able to repay or refinance our indebtedness

Our long-term debt is principally comprised of a $15.0 million face value issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. All of the notes can be converted, at our option, into shares of common stock at the then effective conversion price if the closing price of the common stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time before December 2006. There are no assurances that the convertible debt holders will convert their debt into shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to convert the debt. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

Our failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required, beginning with this Annual Report on Form 10-K, to perform an evaluation of our internal controls over financial reporting and to have our registered independent accounting firm attest to such evaluation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so in the future; however, we cannot be certain that these measures will ensure that our internal controls will be adequate in the future. If we fail to timely complete our future internal controls evaluations, or if our registered independent accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which would have a material adverse effect on our operating results and cause us to fail to satisfy our public reporting requirements.

If certain of our restaurants fail to perform to a level sufficient to cover their asset value, we may be forced if incur further write-downs of our assets, which could negatively impact our financial performance

Based on our evaluation of the estimated fair values of impaired assets of four of our underperforming restaurants, we recorded an impairment charge of $6.6 million during our third quarter ended April 3, 2005. During the quarter ended April 3, 2005, three additional restaurants located in Irvine, California, Skokie, Illinois and Richmond, Virginia were also reviewed for impairment. At this time, we have not recorded an impairment charge related to these restaurants because management believes certain changes can be made to improve the future prospects of those restaurants. We determined that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed. However, there can be no assurance that we will not experience circumstances in the future that require us to write-down additional assets of these or other restaurants.

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

In connection with the spin-off of DAKA in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. Under our Post-Closing Covenant Agreement with DAKA, we are responsible for handling the defense of these claims, including the appeals.

On or about June 24, 2004, we filed suit in U.S. District Court for the District of Massachusetts against AIG and National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) based on the defendants’ failure to release Champps from further liability under our prior insurance policies in place from 1994 through 1997 and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. On August 9, 2004, National Union filed a motion to compel arbitration against Champps in U.S. District Court for the Southern District of New York based on an Indemnity Agreement containing an arbitration clause. By Order dated December 13, 2004 the New York District Court granted the Motion to Compel Arbitration as to National Union only. The matter involving National Union is currently pending arbitration in New York. See “Note 8 – Litigation” for an additional description of the AIG litigation, which description is incorporated herein by reference.

On March 24, 2005 Champps filed its Notice of Voluntary Dismissal in the Federal District Court for the District of Massachusetts and on March 25, 2005 Champps filed suit in Trial Court of the Commonwealth of Massachusetts naming AIG as defendant based on AIG’s failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. We do not believe that the outcome of the case will have a material adverse effect on the Company’s financial condition.

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

	High	Low
Fiscal 2005
First Fiscal Quarter	$9.15	$6.39
Second Fiscal Quarter	8.92	7.37
Third Fiscal Quarter	9.80	8.11
Fourth Fiscal Quarter	9.04	6.40

Fiscal 2004
First Fiscal Quarter	7.60	4.50
Second Fiscal Quarter	8.10	5.80
Third Fiscal Quarter	9.47	7.01
Fourth Fiscal Quarter	9.98	8.10

On September 1, 2005, there were approximately 1,754 holders of record of the Company’s common stock. On September 1, 2005, the closing price of the Company’s common stock was $7.77 per share.

We have never declared or paid dividends on our common stock. We have not ruled out the possibility of paying dividends or repurchasing our common stock in the future. Such decisions will be based on various financial considerations including without limitation the availability of cash and the need for cash for expansion, debt repayment or other needs. Also, the Company’s credit arrangements restrict the amount of dividend payments or capital stock repurchases to a maximum amount of $7.5 million over a three-year period beginning March 2004. Moreover, certain financial covenant ratios under the credit facilities require a minimum amount of tangible net worth, as defined in the related agreements.

Item 6.	Selected Financial Data.

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of July 3, 2005, June 27, 2004, June 29, 2003, June 30, 2002 and July 1, 2001 and the statements of operations data for each of the five fiscal years in the period ended July 3, 2005 presented below are derived from our audited consolidated financial statements.

Certain amounts have been reclassified for earlier periods to conform to the fiscal 2005 presentation. The reclassifications have no impact on net income or income per share.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included elsewhere in this Annual Report on Form 10-K.

	As of and for the Fiscal Years Ended
	July 3, 2005 (a)	June 27, 2004	June 29, 2003	June 30, 2002	July 1, 2001
	(in thousands, except per share data)
Statements of Operations Data
Total revenue	$218,356	$206,940	$177,136	$155,421	$130,596
Severance	655	—	—	—	—
Asset impairment charges	6,567	—	—	—	—
Expenses related to predecessor companies	358	1,171	282	305	534
Debt extinguishment costs	—	587	290	—	—

Income (loss) from continuing operations	(2,029)	4,996	2,911	4,528	4,912
Loss on discontinued operations	—	—	—	(153)	(77)
Net income (loss) (b)	(249)	4,272	18,066	4,166	12,728

Basic income (loss) per share from continuing operations	(0.02)	0.33	1.44	0.35	1.08

Diluted income (loss) per share from continuing operations	(0.02)	0.33	1.35	0.33	1.04
Basic weighted average shares	12,887	12,793	12,536	12,104	11,871

Diluted weighted average shares	12,887	13,000	13,683	12,864	12,363

Balance Sheet Data
Total assets	$137,311	$133,749	$135,922	$95,646	$82,137
Long-term debt and capital lease obligations including current portion	14,649	18,563	28,550	21,835	17,093
Total shareholders’ equity	76,061	75,008	69,934	47,171	41,800

(a)	Consisted of 53 weeks. The other fiscal years presented consisted of 52 weeks.

(b)	The fiscal years ending June 29, 2003 and July 1, 2001 had recorded income tax benefits of $15,155 and $7,893, respectively, primarily related to reversals of valuation allowances previously recorded on deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

We are a restaurant company competing in the upscale casual dining market. As of July 3, 2005, we owned and operated 52 and franchised 12 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise restaurants in 23 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

The first Champps opened in 1984. At June 1999, we owned 18 restaurants. In fiscal years 2000 through 2002, we opened or acquired 16 restaurants. We opened seven restaurants in each of our fiscal years 2003 and 2004. In fiscal 2005, we opened four additional locations. We expect to only open two to four new company-operated restaurants in fiscal 2006. We purposely slowed our growth in fiscal 2005 and expect to have only the indicated modest growth in 2006 as we undertake certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria.

Our current restaurants range in size from approximately 7,000 square feet to 12,100 square feet, with an average of about 9,200 square feet. We have built smaller restaurants over the last three years averaging approximately 8,500 square feet. Also, we are in the process of developing a smaller prototype of approximately 6,500 to 7,500 square feet. This smaller prototype should provide us a greater opportunity to construct additional restaurants because of the greater number of site options for this size restaurant. In addition, we should be able to improve on our economic model as the cost to build these smaller restaurants will be lower than our existing prototype. Pre-opening expenses have historically averaged approximately $385,000 per restaurant.

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a three-year $25.0 million revolving bank credit facility giving us greater financial flexibility and future interest expense savings. In that regard, certain of our higher interest rate notes payable and capital leases as well as certain operating leases were repaid in fiscal 2004 with excess cash and use of this bank facility, although we were subject to prepayment penalties and a write-off of related debt issuance costs. In fiscal 2005, we prepaid an additional $1.0 million of debt which was not subject to any prepayment penalties and repaid all of our outstanding advances under our bank credit facility.

An important indicator of performance within the restaurant industry is comparable sales or same store sales. This indicator compares the revenue performance of our restaurants open for more than 15 full months to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

Our comparable sales trends have been negative for four consecutive quarters after being modestly positive the prior fiscal year. We believe that certain economic and other external factors as discussed below may have contributed to the lower sales, as well as site selection and other operational factors. However, we believe the weakness in sales is not solely attributed to such external factors.

Our sales are somewhat dependent upon the timing and viewing of professional and college sporting events such as football, basketball and hockey, and to a lesser extent baseball. Work stoppages or lockouts of a professional league can have an adverse impact on our sales. The National Hockey League (“NHL”) was in a lockout during its 2004/2005 season. We believe our annual sales were impacted between 0.4 to 0.5 percent as the result of the cancellation of the NHL season. This equates to an annual sales loss of between $0.9 to $1.2 million.

Our average weekly sales per restaurant have also been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size. However, the average sales per square foot for our newer stores have been substantially lower than those of our more established locations. We believe this is due largely to certain underperforming sites selected over the past several years. We are in the process of implementing a new site selection process which will incorporate an improved analytical evaluation which we believe will lead to more attractive restaurant results.

One of the other key factors we use in evaluating and understanding our restaurants and assessing our business is our store operating margins. We define our store operating margin as restaurant sales less restaurant-level operating costs (product costs, labor costs, other operating expenses and occupancy). We review store operating margins both in hard dollar terms and as a percentage of restaurant sales. Although we have been successful in lowering our product costs and labor costs over the past three years, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed expense nature of these costs versus lower average unit sales volumes for our restaurants. Inflation coupled with negative comparable sales has also contributed to the percentage of sales decrease in operating margin.

On March 2, 2005, Michael P. O’Donnell was appointed our new Chief Executive Officer, President and Chairman of the Board. Mr. O’Donnell has identified key strategic initiatives in an effort to improve these negative trends in our comparable sales and improve our long-term profitability. The initiatives consist of:

•	Streamlining our menu and adding improved value to price items to our offerings. Our goal is to reduce approximately 30 percent of the items on the current menu and renew the focus on introducing popular menu items favored by our customers. The new menu should allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. Menu items are being tested in three of our locations and will be rolled out across the country throughout fiscal 2006.

•	Recertifying and training at every level of our organization. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and service to our customers. We have completed our first wave of training with our regional directors and restaurant general managers and expect the remainder of the retraining to be completed during the first half of 2006.

•	Increasing customer traffic in our bars. Our goal is to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. We hope to reverse the trend of alcohol sales decreasing as an overall percentage of revenues by year end 2006.

•	Implementing a more aggressive and performance based bonus plan for our restaurant management. We intend to provide our restaurant managers greater performance based compensation and an increased sense of ownership through this program. Targets will be related to operating cash flows. We implemented an early version of this plan at the start of fiscal 2006. The final plan is expected to be rolled out no later than the end of fiscal 2006.

•	Improving our site selection process. We are upgrading our site selection process to include more rigorous evaluation of the success factors for new site development. We are currently testing a multi-factor software model aimed at testing potential business locations outside of the mall-based locations traditionally used by the company. Longer-term, this model will also be critical in helping us develop a smaller prototype restaurant currently under consideration, but not yet contemplated for rollout in fiscal 2006.

•	Develop a franchise network to extend future growth opportunities. We expect to hire a senior franchise development executive during the first half of fiscal year 2006 and begin the planning for a robust franchise network by year-end. We believe franchise development will only become an integral part of Champps’ long-term growth strategy once each of the above objectives is completed and the negative trends in same store sales are reversed.

Although some of the initiatives can be implemented relatively quickly, such as a new bonus plan, others may take longer to implement, such as the rolling out of a new menu and developing a franchise network. Ultimately management believes the implementation of these initiatives will improve the profitability of the Company. However, we may incur additional expenses and capital spending in the near term to achieve our long-term objectives.

In March 2005, Michael P. O’Donnell entered into an employment agreement with us. As part of the agreement, 514,680 restricted shares of common stock are to be awarded to Mr. O’Donnell. This award is subject to the availability of shares that have been authorized and are available under our stock option and incentive plans. The Company plans to seek shareholder approval that would permit the issuance of any shares not granted due to their lack of availability. If the shareholders of the Company fail to approve such resolution by the date any portion of the grants would otherwise have vested, the Company is required to make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares. 128,670 shares of the restricted stock award vest on an equal annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier based upon the achievement of certain stock performance criteria. As a result of this agreement, we have incurred additional compensation expense and a corresponding liability.

Our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. The timing of revenues and expenses associated with opening new restaurants is expected also to result in fluctuations in our quarterly and annual results. Changes in any of these factors could adversely affect us and our financial results.

In the last fiscal year, three of our restaurants’ operations were negatively impacted by local ordinances prohibiting smoking in public places, bringing the total stores affected by smoking bans to five restaurants in the past two years. These smoking bans are becoming more prevalent at both state and local levels. State mandated smoking bans have not historically impacted our operations while locality specific bans have negatively affected our operations due to the ability of smoking patrons to choose smoking venues in other nearby localities that do not have a smoking ban.

The success of our business and our operating results are also dependent upon our ability to anticipate and react to changes in food, liquor, labor and other costs and the mix between food and liquor revenues. Various factors beyond our control, such as adverse weather conditions, may affect food costs and increases in federal, state and local taxes may affect liquor costs. While we have been able to manage our exposure to the risk of increasing food and liquor costs in the past through certain purchasing practices, menu changes and price adjustments, there can be no assurance that we will be able to do so in the future or that changes in our sales mix or our overall buying power will not adversely affect our results of operations.

Minimum wage increases have occurred this fiscal year in several states where we operate and several states have approved increases to take effect in our next fiscal year. While most of our kitchen staff are paid in excess of minimum wage levels and would not be affected by the increases, our server and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of the state mandated minimum wage increases.

We were responsible for a significant loss contingency related to a predecessor company (see Note 9 to our audited consolidated financial statements). We believe this contingency has been finally resolved.

In the third quarter of fiscal 2005, we recorded an asset impairment charge of $6.6 million to write-down to fair value the carrying value of assets for four underperforming locations.

We previously restated our financials for fiscal 2004 and prior due to certain error corrections related to lease accounting and leasehold asset depreciation. All amounts in this Annual Report on Form 10-K reflect the restated amounts.

Our financial results for the fiscal year ended July 3, 2005 included:

•	Growth of consolidated revenues by 5.6% to $218.4 million reflective of the extra operating week in fiscal 2005, full-year inclusion of seven restaurants opened in fiscal 2004 and the partial year sales of four restaurants opened in fiscal 2005.

•	A loss before income taxes of $2.0 million was recorded in fiscal 2005 compared to income before income taxes of $5.0 million in the prior fiscal year. Included in fiscal 2005’s results was an asset impairment charge of $6.6 million.

•	A net loss of $0.2 million, or $0.02 diluted loss per share, was reported in fiscal 2005 compared to net income of $4.3 million, or $0.33 diluted income per share, in fiscal 2004.

•	For fiscal 2005, operating cash flow totaled $19.8 million and outstanding debt balances were reduced by $4.1 million.

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

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the spin-off of DAKA in 1997 and the subsequent sale of the Fuddruckers business unit in 1998, self-insured risks relating to workers’ compensation and general liability claims and legal liabilities, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, valuation of deferred tax assets and the recording of income tax expense.

Loss contingencies and self-insurance reserves

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies may include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14 which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

We are self-insured for a significant portion of our employee health benefits, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our individual claim and total exposures under those programs. We estimate our accrued liability for the ultimate costs to close known claims, including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practice.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or the shorter of their useful life or reasonably assured lease term for leasehold improvements. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized.

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

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. However, we may review a restaurant sooner for impairment if it is operating significantly below our expectations. We consider four consecutive quarters of negative cash flow or losses to be an indication that an individual restaurant may be impaired. In evaluating whether an impairment charge is appropriate, we estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

During fiscal 2005, we recorded a $6.6 million asset impairment charge covering four restaurants. Additionally, we had another three restaurants open for at least six quarters which had positive cash flow over the last fiscal year, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. However, we have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants. We determined that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed.

Our forward-looking judgments and estimates concerning the above mentioned restaurants may not materialize. If such cash flows associated with any of these restaurants do not sufficiently improve, we would record an asset impairment charge for all or a portion of the respective restaurant’s long-lived assets depending on the fair value assigned to such assets. As of July 3, 2005, the long-lived assets value on these three restaurants totaled $5.9 million.

We evaluate impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At July 3, 2005, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 and SFAS No. 98, both entitled “Accounting for Leases”, as well as other subsequent amendments and authoritative literature. To classify the lease as either an operating or a capital lease we use the non-cancelable term of the lease if there is no penalty to cancel the lease at the conclusion of the non-cancelable period. If a penalty exists, we use the non-cancelable period plus option(s) in determining the term to use when classifying the lease. A penalty is deemed to occur if we would forego an economic benefit, or suffer an economic detriment by not renewing the lease. This penalty can either be a part of the lease or can arise from the retirement of an asset with value. This same lease term is used to calculate straight-line rent and in calculating depreciation expense for our leasehold improvements. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. Future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets not expected to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary differences. As of July 3, 2005, we had net deferred tax assets of $29.2 million. As a result of our improved profitability in recent years and our estimates of projected future taxable income, we believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of July 3, 2005, we had federal net operating loss carryforwards of approximately $45.0 million, expiring at various dates through 2023, certain states’ net operating loss carryforwords totaling $11.5 million expiring at various dates through 2024 and FICA tip credit carryforwards of approximately $7.8 million, expiring at various dates through 2025.

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

Financial definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with less than 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of the end of fiscal 2005, 47 restaurants of our total 52 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses - Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant associates wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include equipment operating leases, fixed rent, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants.

Depreciation and Amortization - Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization which are included in general and administrative expense.

General and Administrative Expenses - General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, restaurant manager-in-training wages and costs, bonuses and related associate payroll taxes and benefits, travel, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Other Financial Definitions - Severance expense consists of the cost associated with the separation agreements with our former Chief Executive Officer and our Chief Operating Officer. Asset impairment charges relate to the write-down of the assets of certain under-performing restaurants to their estimated fair value. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements but also included an investment gain in fiscal 2005. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997. Debt extinguishment costs consist of prepayment penalties and write-off of unamortized debt issuance costs associated with repayment of debt before scheduled maturity.

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30 for financial reporting purposes. Fiscal year 2005 consisted of 53 weeks and fiscal years 2004 and 2003 each consisted of 52 weeks.

Reclassification of Promotional and Employee Discounts – We provide discounted meals and beverages to guests for promotional purposes and discounted meals to our employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In 2005, we decided that these amounts should be reported on a net basis and, accordingly, we eliminated such amounts for all periods presented. This reclassification had the effect of decreasing previously reported sales and expenses by approximately $4.6 million in fiscal 2004 and $3.6 million in fiscal 2003. These reclassifications had no effect on net income.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000’s).

	Fiscal Year Ended
	July 3, 2005		June 27, 2004		June 29, 2003
Revenue
Sales	$217,735	99.7%	$206,361	99.7%	$176,520	99.7%
Franchising and royalty, net	621	0.3	579	0.3	616	0.3

Total revenue	218,356	100.0%	206,940	100.0%	177,136	100.0%

Cost of sales and operating expenses (as a percentage of sales)
Product costs	62,157	28.5%	58,851	28.5%	50,618	28.7%
Labor costs	69,495	31.9	67,269	32.6	57,679	32.7
Other operating expense	32,181	14.8	28,453	13.8	24,961	14.1
Occupancy	21,248	9.8	19,864	9.6	16,985	9.6
Pre-opening expenses	1,455	0.7	1,898	0.9	3,124	1.8

Total cost of sales and operating expenses	186,536	85.7	176,335	85.4	153,367	86.9
(as a percentage of total revenue)
General and administrative expenses	13,889	6.4	11,719	5.7	10,519	5.9
Depreciation and amortization	11,012	5.0	9,896	4.8	7,679	4.3
Severance	655	0.3	—	—	—	—
Asset impairment charges	6,567	3.0	—	—	—	—
Other (income) expense, net	(76)	—	135	0.1	262	0.1

Income (loss) from operations	(227)	(0.1)	8,855	4.3	5,309	3.0

Other expense
Interest expense and income, net	1,444	0.6	2,101	1.0	1,826	1.0
Expenses related to predecessor companies	358	0.2	1,171	0.6	282	0.2
Debt extinguishment costs	—	—	587	0.3	290	0.2

Income (loss) before income taxes (benefit)	(2,029)	(0.9)	4,996	2.4	2,911	1.6
Income tax expense (benefit)	(1,780)	(0.8)	724	0.3	(15,155)	(8.6)

Net income (loss)	$(249)	(0.1)%	$4,272	2.1%	$18,066	10.2%

Restaurant operating weeks	2,635		2,376		1,947
Restaurant sales per operating week	$82.6		$86.9		$90.7

Number of restaurants (end of period)
Company-owned	52		48		41
Franchised	12		12		12

Total restaurants	64		60		53

Fiscal 2005 compared to fiscal 2004

Total revenue. Total revenue increased approximately $11.5 million, or 5.6%, to $218.4 million in fiscal 2005 from $206.9 million for fiscal 2004. The increase occurred due to the extra operating week in fiscal 2005 and operating approximately four more restaurants in fiscal 2005 compared to fiscal 2004. However, comparable same store sales decreased 3.6% for fiscal 2005 compared to the prior year. Comparable food sales decreased 3.9% while comparable alcohol sales decreased 2.8%. Management believes that comparable sales were adversely affected by reduced customer traffic arising from the presidential election and the NHL hockey lockout. Restaurant sales per operating week for all restaurants decreased $4,300, or 4.9%, to $82,600 for fiscal 2005 from $86,900 for fiscal 2004. This decrease resulted primarily from a decrease in comparable same store sales and, in part, from our newer restaurants opened in fiscal 2004 and 2005 generating lower revenues than the restaurants that opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.59 in fiscal 2005 compared to $13.27 in fiscal 2004, a 2.4% increase primarily from higher menu prices. During fiscal 2005, food sales and alcoholic beverage sales represented 71.5% and 28.5% of our total food and beverage sales, respectively. During fiscal 2004, food and alcoholic beverage sales represented 71.3% and 28.7% of our total food and beverage sales, respectively.

Cost of sales and operating expenses

Product costs. Product costs increased by $3.3 million, or 5.6%, to $62.2 million for fiscal 2005 from $58.9 million for the prior year. Product costs as a percentage of restaurant sales were 28.5% for both fiscal 2005 and fiscal 2004. During the current fiscal year, rising fuel costs increased the delivery cost on the majority of our products. However, we were able to maintain our product costs as a percentage of sales by lowering costs on select key items through purchasing initiatives.

Labor costs. Labor costs increased by $2.2 million, or 3.3%, to $69.5 million fiscal 2005 from $67.3 million in fiscal 2004. Labor costs as a percentage of restaurant sales decreased to 31.9% in fiscal 2005 from 32.6% in fiscal 2004 despite lower comparable sales and increases in the minimum wage during fiscal 2005 for three states in which we operate. The decrease was largely due to lower staff, bonus and health insurance benefit costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while bonus costs decreased due to lower achievement of bonus targets. Health insurance costs decreased due to larger claim costs experienced in the prior year and health plan changes enacted in fiscal 2005.

Other operating expense. Other operating expense increased $3.7 million, or 13.0%, to $32.2 million in fiscal 2005 from $28.5 million in the prior year. Operating expense as a percentage of restaurant sales increased to 14.8% in fiscal 2005 from 13.8% in fiscal 2004. The increase was due largely to higher prices paid for supplies and utilities as well as higher costs for credit card fees due to higher proportion of guests utilizing credit cards.

Occupancy. Occupancy expense increased $1.3 million, or 6.5%, to $21.2 million in fiscal 2005 from $19.9 million in the prior year. Occupancy expense as a percentage of restaurant sales increased to 9.8% in fiscal 2005 from 9.6% in fiscal 2004. Occupancy expenses increased as a percent of sales largely as the result of lower average restaurant revenues.

Pre-opening expenses. Pre-opening expenses were $1.5 million for fiscal 2005 versus $1.9 million for the prior year. The average restaurant pre-opening cost was lower in 2004 versus 2005 because of the timing of openings. We opened four restaurants during fiscal 2005 and seven restaurants during fiscal 2004. Pre-opening expenses as a percentage of restaurant sales were 0.7% for fiscal 2005 and 0.9% for fiscal 2004.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $10.2 million, or 5.8%, to $186.5 million for fiscal 2005 from $176.3 million in the prior year primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $2.2 million, or 18.8%, to $13.9 million fiscal 2005 from $11.7 million in the prior year. General and administrative expenses increased largely as a result of higher personnel costs, auditing and consulting costs associated with our Sarbanes-Oxley internal controls assessment, lease accounting restatement and costs associated with our new operating initiatives. Such increases were partially offset by reduced bonus expense resulting from not achieving bonus targets in fiscal 2005. General and administrative expenses as a percentage of total revenue increased to 6.4% for fiscal 2005 from 5.7% in fiscal 2004.

Depreciation and amortization. Depreciation and amortization expense increased $1.1 million, or 11.1%, to $11.0 million for fiscal 2005 from $9.9 million in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 5.0% in fiscal 2005 from 4.8% in fiscal 2004 due to lower average restaurant revenues and the additional depreciation associated with the buy-out of two restaurant operating equipment leases in fiscal 2004.

Severance. Severance expenses totaled $0.7 million for fiscal 2005 compared to no such expenses in the prior year. These expenses resulted from separation agreements with our former Chief Executive Officer and former Chief Operating Officer.

Asset impairment charges. Asset impairment charges totaled $6.6 million for fiscal 2005 compared to no asset impairment charges in the prior year. The impairment related to four restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and the fair market value of the assets was less than the carrying value.

Other (income)/expense, net. Other income totaled $0.1 million for fiscal 2005 compared to other expense of $0.1 million in fiscal 2004. The improvement in fiscal 2005 was due to a one-time gain from the sale of a stock investment.

Interest expense and income, net. Interest expense and income, net was approximately $1.4 million in fiscal 2005 and $2.1 million in fiscal 2004. The decrease resulted primarily from lower outstanding debt balances as a result of prepaying debt obligations and repaying advances under our credit facility partially offset by reduced interest income as a result of utilizing excess cash for the debt prepayments.

Expenses related to predecessor companies. Expenses related to predecessor companies totaled $0.4 million for fiscal 2005 compared to $1.2 million in the prior year. The fiscal 2004 expenses related to adjustments to the liabilities for the McCrae vs. Daka litigation as a result of the appellate decision and trial court redetermination (see Note 9 to the consolidated financial statements) and on-going litigation costs partially offset by a reduction in the liability for the State of Florida proposed tax assessment due to the favorable settlement of the proposed assessment. The fiscal 2005 expenses related primarily to a court award of plaintiff attorney fees on the McCrae vs. Daka litigation and on-going legal fees.

Debt extinguishment costs. No debt extinguishment costs were incurred in fiscal 2005 while $0.6 million of such costs were incurred in fiscal 2004 as a result of the repayment of $15.2 million of debt and capital lease obligations before their scheduled maturity.

Income (loss) before income taxes. Income before income taxes decreased $7.0 million to a loss of $2.0 million for fiscal 2005 from income of $5.0 million in the prior year. The major reason for the decrease was the $6.6 million asset impairment charge in fiscal 2005 as previously discussed.

Income tax expense (benefit). For fiscal 2005, we recorded an income tax benefit of $1.8 million compared to an expense of $0.7 million in fiscal 2004. The tax benefit for fiscal 2005 is largely reflective of the federal tax benefit associated with the $2.0 million loss before income taxes and the $1.5 million benefit associated with our FICA tip tax credit. The tax expense for fiscal 2004 is largely reflective of the federal tax expense associated with the $5.0 million income before income taxes, partially offset by the $1.3 million benefit associated with our FICA tip tax credit.

Fiscal 2004 compared to fiscal 2003

Total revenue. Total revenue increased approximately $29.8 million, or 16.8%, to $206.9 million in fiscal 2004 from $177.1 million for the comparable prior year period primarily due to the opening of seven additional restaurants throughout fiscal 2004 and full year inclusion of sales from the seven restaurants that opened in fiscal 2003. Comparable restaurant sales increased 0.2% between years. In fiscal 2004, comparable food sales increased 1.2% while comparable alcohol sales decreased 2.3%. The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.27 for fiscal 2004 versus $13.03 for fiscal 2003, or a 1.8% increase. During fiscal 2004, food sales and alcoholic beverage sales represented 71.3% and 28.7% of our total food and beverage sales, respectively. During fiscal 2003, food and alcoholic beverage sales represented 70.0% and 30.0% of our total food and beverage sales, respectively.

Cost of sales and operating expenses

Product costs. Product costs increased by $8.3 million, or 16.4%, to $58.9 million in fiscal 2004 from $50.6 million in the prior year. Product costs as a percentage of restaurant sales decreased to 28.5% for fiscal 2004 compared to 28.7% for fiscal 2003 due largely to recipe modifications and increased vendor rebates partially offset by rising costs for several commodities, particularly proteins, dairy and higher beer and alcohol costs.

Labor costs. Labor costs increased by $9.6 million, or 16.6%, to $67.3 million in fiscal 2004 from $57.7 million in the prior year. Labor costs as a percentage of restaurant sales decreased to 32.6% in fiscal 2004 from 32.7% in fiscal 2003. Lower staff and management costs in fiscal 2004 resulted from cost cutting initiatives which were offset by insurance costs.

Other operating expense. Other operating expense increased $3.5 million, or 14.0%, to $28.5 million in fiscal 2004 from $25.0 million in the prior year. Operating expense as a percentage of restaurant sales decreased to 13.8% in fiscal 2004 from 14.1% in fiscal 2003. The decrease was due to lower janitorial costs and credit card fees partially offset by higher utility costs.

Occupancy. Occupancy expense increased $2.9 million, or 17.1%, to $19.9 million in fiscal 2004 from $17.0 million in the prior year primarily due to the opening of new restaurants. Occupancy expense as a percentage of restaurant sales was 9.6% in both fiscal 2004 and fiscal 2003.

Pre-opening expenses. Pre-opening expenses were $1.9 million for fiscal 2004 and $3.1 million for the comparable prior year period. Pre-opening expenses as a percentage of restaurant sales were 0.9% for fiscal 2004 and 1.8% for fiscal 2003. Pre-opening expenses have historically been approximately $0.4 million per location. We opened seven restaurants in both fiscal 2004 and fiscal 2003. The average restaurant pre-opening cost was significantly lower in 2004 versus 2003 because of the timing of openings, openings occurring in existing markets, and improved management of the expenses.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 11.4%, to $11.7 million in fiscal 2004 from $10.5 million in the comparable prior year period. The increase was the result of higher personnel costs to support growth, bonus expense and computer related costs. The increase was partially offset by lower hiring and recruiting expenses as well as $160,000 of expenses related to terminated projects and litigation settlement costs of $441,000 incurred in the prior year. General and administrative expenses as a percentage of total revenue decreased to 5.7% for fiscal 2004 from 5.9% in fiscal 2003 as a result of economies of scale associated with higher revenues.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 28.6%, to $9.9 million for fiscal 2004 from $7.7 million in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 4.8% in fiscal 2004 from 4.3% in fiscal 2003 due to lower average restaurant revenues associated with new restaurants.

Other (income) expense, net. Other expense of $0.1 million was recorded in fiscal 2004 compared to other expense of $0.3 million in fiscal 2003. The decrease in expense in 2004 was due to fewer losses on asset replacements and $0.1 million of income recorded in fiscal 2004 related to certain warrant investments.

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

Income tax expense (benefit). For fiscal 2004, we recorded an income tax expense of $0.7 million, or an effective income tax rate of 14.5%. Although we recognized an income tax expense of 14.5%, we anticipate paying income taxes at an effective tax rate of only 6% because of our ability to utilize net operating loss carryforwards to offset taxable federal income. In fiscal 2003, we recorded an income tax benefit of $15.1 million reflecting a $16.8 million decrease in deferred tax asset valuation allowance.

Liquidity and capital resources

As of July 3, 2005, our cash balance was $2.7 million. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies engaged in the restaurant industry. Our net working capital increased by $2.4 million in fiscal 2005 primarily as a result of an improvement in our cash position of $1.3 million and increase in prepaid expenses in fiscal 2005 by $1.4 million due to the timing of payment of our rents.

For fiscal years 2005, 2004 and 2003, we generated cash flow from operating activities of $19.8 million, $21.2 million and $16.5 million, respectively. The decreased cash flow from operations in 2005 versus 2004 was primarily due to decreased cash from working capital changes and reduced proceeds from tenant improvement allowances. The increased cash flow from operating activities in 2004 versus 2003 was largely due to our improved profitability and, to a smaller extent, due to increased cash from working capital changes. Proceeds from tenant improvement allowances in the amount of $3.0 million, $4.1 million and $6.4 million in fiscal years 2005, 2004 and 2003, respectively, also contributed significantly to cash flow from operating activities. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At July 3, 2005, we had $52.8 million of such carryforwards and credits available through 2025 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

A significant portion of our cash flow generated from operating activities in each of the last three fiscal years has been invested in capital expenditures, the majority of which was for the construction of new restaurants. We opened four new restaurants in fiscal 2005 and seven new restaurants in both fiscal 2004 and fiscal 2003. The following table, in thousands, details our capital expenditures for the last three fiscal years.

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
New store construction	$12,747	$11,803	$21,708
Existing store remodel and refurbishment	2,841	2,244	2,373
Corporate related capital expenditures	340	393	369
Purchase of equipment previously under operating lease	—	1,422	—

Purchase of property and equipment	$15,928	$15,862	$24,450

Total capital expenditures for fiscal year 2006 are anticipated to range from approximately $8 million to $13 million depending on the amount of capital expenditures for new restaurants. These expenditures will primarily be for the construction of at least two and up to four new restaurants expected to open in fiscal 2006, construction for certain restaurants expected to open in early fiscal 2007 and for upgrades to existing restaurants. We review our capital expenditures budget on a monthly basis and amounts are subject to change. We anticipate receiving cash for tenant improvement allowances of approximately $2.0 million for fiscal 2006.

In November 2004, we entered into an agreement with AEI Fund Management, Inc. (“AEI”) for the development and sale/leaseback financing up to $50.0 million. At July 3, 2005, we had not completed any restaurants under this commitment. The agreement expires in October 2006. The funding of this build-to-suit facility is subject to various pre-closing conditions.

In fiscal 2003, we received $15.0 million of gross proceeds from the issuance of 5.5% convertible subordinated notes (“notes”) and warrants. Approximately $1.4 million of issuance costs were incurred relative to the notes. The notes are due December 2007 and require interest only payments semi-annually.

Also in fiscal 2003, we received approximately $5.0 million from the exercise of stock options. Most of the stock option exercises occurred as a result of a 10b5-1 stock trading plan under which our former chief executive officer exercised approximately 1.0 million stock options before the options expired at the end of fiscal 2003. The exercise price of the options and certain tax withholding liabilities were paid through tendering almost half of the exercised shares with a fair value of $3.6 million.

In fiscal 2005, 2004 and fiscal 2003, we elected to prepay $1.0 million, $15.2 million and $5.2 million, respectively, of our existing debt to reduce our annual interest costs. The funds to prepay the debt came from excess cash, the $15.0 million issuance of convertible notes in fiscal 2003 and borrowings under the new $25.0 million senior secured bank credit facility obtained in fiscal 2004. No debt extinguishment costs were associated with the fiscal 2005 prepayment. Prepayment penalties and a write-off of unamortized deferred financing fees totaling $587,000 and $290,000 were recorded in fiscal 2004 and fiscal 2003, respectively, as a result of prepaying the debt before its scheduled maturity.

In March 2004, we obtained a three-year $25.0 million senior secured credit facility with a new lender, LaSalle Bank. We initially used a portion of the facility to refinance certain of our existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected by us, LIBOR plus 200 to 300 basis points. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 37.5 to 50 basis points.

The credit facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of July 3, 2005, the Company had no outstanding borrowings under this facility and had placed letters of credit of $2.6 million under the facility with $22.3 million available for additional borrowing.

Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.”

As of July 3, 2005, we were in compliance with all debt covenants and financial ratios contained in the notes and the senior secured credit facility. This facility has four financial ratios that measure our fixed charge coverage ratio, borrower’s total funded debt to EBITDA, total senior debt to EBITDA and minimum tangible net worth.

For additional information regarding our material debt instruments, including our $15.0 million convertible subordinated notes and related warrants and our $25.0 million senior secured credit facility with LaSalle Bank, please refer to the information provided under Note 7 “Long-term Debt”, to the accompanying consolidated financial statements.

During fiscal 2005, 2004 and 2003, we expended approximately $1.4 million, $0.8 million and $1.0 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2006 will not be significant and will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($22.3 million available at July 3, 2005) will be sufficient to fund our operations, debt repayment and expansion at least through the end of fiscal 2006. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors,” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by period as of July 3, 2005 (in 000’s)

Contractual Obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$218,788	$16,007	$32,889	$33,484	$136,408
Long-term debt	17,213	916	16,297	—	—
Letters of credit	2,606	2,606	—	—	—
Construction commitments	246	246	—	—	—
Royalties	19,788	355	712	764	17,957

	$258,641	$20,130	$49,898	$34,248	$154,365

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

Our long-term debt is principally comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. All of the notes will be automatically converted, at our option, into shares of common stock at the then effective conversion price if the closing price of the common stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after the first issuance date of the notes. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at July 3, 2005 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, under “royalties” in the schedule above we have presented only 30 years of our obligation. (See “Trademarks” in the “Business” section, Part 1, Item 1 of this report)

Future Application of Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005 which for us is our first quarter of fiscal 2006. As disclosed in Note 1 of notes to the consolidated financial statements, based on the current assumptions and calculations used, had we recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $921,000 $591,000 and $355,000 for fiscal 2005, 2004 and 2003, respectively. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123.

Our analysis indicated and we do not believe that the implementation of SFAS No. 123R will result in any technical violations of the financial covenants under our debt agreements.

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

Seasonality

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2005 and 2004, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Item 7A.	Quantitative and Qualitative Market Risk Disclosures.

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

At July 3, 2005, we were exposed to interest rate fluctuations on approximately $0.1 million of notes payable carrying variable interest rates. A hypothetical one hundred basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $1,400.

We have also been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds would not be subject to fluctuating value because of their highly liquid short-term nature. As of July 3, 2005, we had no such funds invested in short-term maturing investments.

Many of the ingredients purchased for use in the food and beverages sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term agreements for the products we use most extensively. Also, we believe that our commodity cost risk is diversified as many of our food products are available from several sources and we have the ability to modify product recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase prices charged to our guests by an average of approximately 2.9%. We have not used financial instruments to hedge our commodity product prices.

Item 8.	Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-35 of this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 3, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2005.

During the quarter ended April 3, 2005, we effected material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to remediate internal control deficiencies related to lease accounting by restating certain financial statements and modifying certain internal lease accounting related policies and procedures. Also, during the quarter ended July 3, 2005, we effected material changes in our internal control over financial reporting to remediate internal control deficiencies related to inadequate accounting and financial reporting staffing by hiring a controller on May 31, 2005. Please refer to our reports on Form 10-Q for these quarters for further detail.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting and our registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting are included in Part II, Item 8, on pages F-1 and F-2, respectively, of this Form 10-K.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Part of the information required by this Item is incorporated herein by reference to the information from the section captioned “Election of Directors” contained in the Proxy Statement for the Company’s Annual Stockholder’s Meeting to be held on or about December 1, 2005 and to be filed with the Securities and Exchange Commission within 120 days of July 3, 2005.

Our executive officers include the following persons:

Name	Age	Positions
Michael P. O’Donnell	49	Chairman, President and Chief Executive Officer
Donna L. Depoian	45	Vice President, Secretary and General Counsel
David J. Miller	54	Vice President of Construction and Design
Richard Scanlan	46	Vice President and Chief Operating Officer
David D. Womack	42	Vice President, Treasurer and Chief Financial Officer

All executive officers hold office at the discretion of the board of directors.

Michael P. O’Donnell. Mr. O’Donnell was elected the Company’s Chairman of the Board, Chief Executive Officer and President in March 2005. He has served on the Company’s Board of Directors since September 2002. Mr. O’Donnell most recently served as the President, Chief Executive Officer and a member of the board of directors of Sbarro, Inc. from September 2003 to March 2005 and continues to serve as a director of Sbarro, Inc. From August 1998 through May 2002, he served in various capacities for Outback Steakhouse, Inc., including as chief executive officer and as director for all new businesses of Outback Steakhouse including the following Outback joint ventures: Roy’s; Flemings; Carrabbas Italian Grill; and Cheeseburger in Paradise.

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

Richard Scanlan. Mr. Scanlan was appointed our vice president and chief operating officer in August 2005. From November 2004 to August 2005, he was vice president of operations for Sbarro, Inc., where he was specifically responsible for creating and opening its new full service concept “Carmela’s”. From February 2000 to November 2004, he was senior director of operations for Hard Rock Café and from August 1997 to February 2000, Mr. Scanlan worked for Champps as a director of operations.

David D.Womack. Mr. Womack was appointed our vice president, chief financial officer and treasurer in August 2005 after serving as our vice president and controller. He started with Champps in April 2002 as its controller, left the Company in September 2004 and returned in June 2005. During his absence from the Company, he served as vice president and controller for VICORP Restaurants, Inc. From April 1997 until April 2002, Mr. Womack served in various capacities including controller, chief financial officer and chief executive officer for the Wynkoop Brewing Company.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the section captioned “Executive Compensation” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2005 and to be filed with the Securities and Exchange Commission within 120 days of July 3, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the section captioned “Principal and Management Shareholders” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2005 and to be filed with the Securities and Exchange Commission within 120 days of July 3, 2005.

Item 13.	Certain Relationships And Related Transactions.

The information required by this Item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2005 and to be filed with the Securities and Exchange Commission within 120 days of July 3, 2005.

Item 14.	Independent Registered Public Accountant and Fees.

The information required by this Item is incorporated by reference from the section captioned “Audit and Other Fees” contained in the Proxy Statement for the Company’s Annual Shareholder’s Meeting to be held on or about December 1, 2005 and to be filed with the Securities and Exchange Commission within 120 days of July 3, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following are being filed as part of this Annual Report on Form 10-K.

1.	Financial Statements:

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

The exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Michael P. O’Donnell	Date: September 6, 2005
Michael P. O’Donnell
Chairman, President and Chief
Executive Officer

By:	/s/ David D. Womack	Date: September 6, 2005
David D. Womack
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature	Title

/s/ Michael P. O’ Donnell Michael P. O’Donnell, Chairman of the Board		Date: September 6, 2005

/s/ Stephen F. Edwards Stephen F. Edwards, Director		Date: September 6, 2005

/s/ James Goodwin James Goodwin, Director		Date: September 6, 2005

/s/ Ian Hamilton Ian Hamilton, Director		Date: September 6, 2005

/s/ Karl Okamoto Karl Okamoto, Director		Date: September 6, 2005

/s/ Charles G. Phillips Charles G. Phillips, Director		Date: September 6, 2005

EXHIBIT INDEX

Exhibit Number	TITLE
2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated Bylaws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4*	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5*	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6*	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.8	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.9*	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.10	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and SYSCO incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.11	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

10.12	Multi-Site Sale Leaseback Agreement, dated November 23, 2004, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 23, 2004.

10.13*	Separation Agreement, dated March 2, 2005, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 2, 2005.

10.14*	Employment Agreement including forms of restricted stock agreements and release, dated March 2, 2005, by and between Champps Entertainment, Inc. and Michael P. O’Donnell, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 2, 2005.

10.15*	Separation Agreement, dated May 4, 2005, by and between Champps Entertainment, Inc. and Donnie N. Lamb, incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended April 3, 2005.

10.16*	Employment Agreement, dated August 17, 2005, by and between Champps Entertainment, Inc. and Richard Scanlan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 17, 2005.

10.17*	Employment Agreement, dated August 17, 2005, by and between Champps Entertainment, Inc. and David Womack, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 17, 2005.

10.18*	Separation Agreement, dated September 1, 2005, by and between Champps Entertainment, Inc. and Frederick J. Dreibholz, incorporated herein by reference to the Company’s Current Report on Form 8-K dated September 2, 2005.

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP.

31.1**	Certification by Michael P. O’Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by David D. Womack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Michael P. O’Donnell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by David D. Womack pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies each management contract or compensatory plan or arrangement.

**	Filed herewith.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management including our chief executive officer and principal financial officer assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2005. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of July 3, 2005, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Champps Entertainment, Inc. maintained effective internal control over financial reporting as of July 3, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Champps Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Champps Entertainment, Inc. maintained effective internal control over financial reporting as of July 3, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Champps Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champps Entertainment, Inc. and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended July 3, 2005, and our report dated September 6, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

September 6, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the Company) and subsidiaries as of July 3, 2005 and June 27, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended July 3, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of July 3, 2005 and June 27, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 3, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Champps Entertainment, Inc.’s internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2005 expressed an unqualified opinion on management’s assessment of and the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

September 6, 2005

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of July 3, 2005 and June 27, 2004

(In thousands, except share data)

	July 3, 2005	June 27, 2004
ASSETS
Current assets:
Cash and cash equivalents (Note 1)	$2,702	$1,449
Restricted cash (Note 1)	—	101
Accounts receivable (Note 1)	3,417	3,046
Inventories (Note 1)	4,467	4,394
Prepaid expenses and other current assets (Notes 1 and 2)	3,204	1,782
Deferred tax assets (Notes 1 and 8)	3,263	2,825

Total current assets	17,053	13,597
Property and equipment, net (Notes 1 and 3)	86,745	88,955
Goodwill	5,069	5,069
Deferred tax assets (Notes 1 and 8)	25,911	23,547
Other assets, net (Notes 1 and 4)	2,533	2,581

Total assets	$137,311	$133,749

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,772	$4,315
Accrued expenses (Notes 5 and 9)	9,752	8,505
Current portion of long-term debt (Note 7)	143	942

Total current liabilities	14,667	13,762
Long-term debt, net of current portion (Note 7)	14,506	17,621
Other long-term liabilities (Notes 5 and 9)	32,077	27,358

Total liabilities	61,250	58,741

Commitments and contingencies (Notes 6 and 9)
Shareholders’ equity (Notes 1, 10 and 11):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares; none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,507,909 and 13,285,253 shares issued at July 3, 2005 and June 27, 2004, respectively)	135	133
Additional paid-in capital	91,917	90,393
Accumulated deficit	(12,408)	(12,159)
Accumulated other comprehensive income	—	224
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders’ equity	76,061	75,008

Total liabilities and shareholders’ equity	$137,311	$133,749

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended July 3, 2005, June 27, 2004 and June 29, 2003

(In thousands, except per share data)

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Revenue
Sales	$217,735	$206,361	$176,520
Franchising and royalty, net	621	579	616

Total revenue	218,356	206,940	177,136

Costs and expenses
Cost of sales and operating expenses	186,536	176,335	153,367
General and administrative expenses	13,889	11,719	10,519
Depreciation and amortization	11,012	9,896	7,679
Severance	655	—	—
Asset impairment charges	6,567	—	—
Other (income) expense	(76)	135	262

Income (loss) from operations	(227)	8,855	5,309
Other expense
Interest expense and income, net	1,444	2,101	1,826
Expenses related to predecessor companies (Note 9)	358	1,171	282
Debt extinguishment costs (Note 7)	—	587	290

Income (loss) before income taxes (benefit)	(2,029)	4,996	2,911
Income tax expense (benefit)	(1,780)	724	(15,155)

Net income (loss)	$(249)	$4,272	$18,066

Basic income (loss) per share (Note 11)	$(0.02)	$0.33	$1.44

Diluted income (loss) per share (Note 11)	$(0.02)	$0.33	$1.35

Basic weighted average common shares outstanding	12,887	12,793	12,536

Diluted weighted average common shares outstanding	12,887	13,000	13,683

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Fiscal Years Ended July 3, 2005, June 27, 2004 and June 29, 2003

(In thousands, except share data)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income			Total Share- holders’ Equity
	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount
Balance as of June 30, 2002	12,174,524	$122	$81,546	$(34,497)	$—	—	$—	$47,171
Net income	—	—	—	18,066	—	—	—	18,066
Common shares issued (Note 11)	1,061,114	10	4,956	—	—	—	—	4,966
Income tax benefit of stock options exercised	—	—	2,087	—	—	—	—	2,087
Fair value of common stock warrants issued (Note 10)	—	—	905	—	—	—	—	905
Repurchase of common shares (Note 11)	—	—	—	—	—	471,588	(3,583)	(3,583)
Interest on loan for exercise of stock options (Note 15)	—	—	(28)	—	—	—	—	(28)
Repayment of loan for exercise of stock options (Note 15)	—	—	350	—	—	—	—	350

Balance as of June 29, 2003	13,235,638	132	89,816	(16,431)	—	471,588	(3,583)	69,934
Net income	—	—	—	4,272	—	—	—	4,272
Unrealized gains on equity securities, net of tax of $55	—	—	—	—	224	—	—	224

Total comprehensive income								4,496
Common shares issued	49,615	1	254	—	—	—	—	255
Income tax benefit of stock options exercised	—	—	9	—	—	—	—	9
Interest on loan for exercise of stock options (Note 15)	—	—	(2)	—	—	—	—	(2)
Repayment of loan for exercise of stock options (Note 15)	—	—	316	—	—	—	—	316

Balance as of June 27, 2004	13,285,253	133	90,393	(12,159)	224	471,588	(3,583)	75,008
Net loss	—	—	—	(249)	—	—	—	(249)
Reclassification adjustment for the gain on sale of securities realized in net income, net of tax of $55	—	—	—	—	(224)	—	—	(224)

Total comprehensive income								(473)
Common shares issued	222,656	2	1,323	—	—	—	—	1,325
Income tax benefit of stock options exercised	—	—	201	—	—	—	—	201

Balance as of July 3, 2005	13,507,909	$135	$91,917	$(12,408)	$—	471,588	$(3,583)	$76,061

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended July 3, 2005, June 27, 2004 and June 29, 2003

(In thousands)

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Cash flows from operating activities:
Net income (loss)	$(249)	$4,272	$18,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,363	10,275	8,056
Amortization of notes payable discount	201	201	109
Asset impairment charges	6,567	—	—
Loss on disposal of assets	212	257	276
Gain on sale of security	(279)	—	—
Income tax benefit of stock options exercised	201	9	2,087
Interest on loan for exercise of stock options	—	(2)	(28)
Deferred income tax expense	(2,747)	201	(17,916)
Changes in assets and liabilities:
Accounts receivable	376	(377)	1
Inventories	(73)	(800)	(893)
Prepaid expenses and other current assets	(1,422)	4,284	(4,423)
Accounts payable	457	(1,088)	573
Accrued expenses	1,247	(983)	3,949
Other assets	9	119	7
Other long-term liabilities	1,007	761	251
Proceeds from tenant improvement allowances	2,965	4,050	6,350

Net cash provided by operating activities	19,835	21,179	16,465

Cash flows from investing activities:
Purchase of property and equipment	(15,928)	(15,862)	(24,450)
Proceeds from disposal of assets	35	54	139
Restricted cash balances	101	640	289
Repayment of loan for exercise of stock options	—	316	350

Net cash used in investing activities	(15,792)	(14,852)	(23,672)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,325	255	4,966
Proceeds from issuance of convertible subordinated notes and common stock warrants (Notes 7 and 10)	—	—	15,000
Issuance costs for subordinated convertible notes and common stock warrants (Notes 7 and 10)	—	—	(1,375)
Repurchase of common stock (Note 11)	—	—	(3,583)
Repayment of long-term debt and capitalized lease obligations	(19,115)	(21,038)	(7,889)
Proceeds from long-term debt	15,000	10,850	500

Net cash provided by (used in) financing activities	(2,790)	(9,933)	7,619

Net change in cash and cash equivalents	1,253	(3,606)	412
Cash and cash equivalents, beginning of period	1,449	5,055	4,643

Cash and cash equivalents, end of period	$2,702	$1,449	$5,055

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$935	$1,851	$1,441
Income taxes, net of refunds	679	467	541

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended July 3, 2005, June 27, 2004 and June 29, 2003

1. Summary of Significant Accounting Policies

Background

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA International”). At July 3, 2005, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise Champps casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Champps and its consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended July 3, 2005, June 27, 2004 and June 29, 2003, are referred to as fiscal 2005, 2004 and 2003, respectively. Fiscal 2005 consisted of 53 weeks and fiscal 2004 and fiscal 2003 each consisted of 52 weeks.

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

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value due to their short-term maturities. The Company placed certificates of deposit to serve as cash collateral for stand-by letters of credit in the amount of $101,000 at June 27, 2004.

Accounts Receivable

Accounts receivable consist largely of credit card receivables representing three to four days’ of credit card sales that have not, at the balance sheet date, been processed by the credit card processor and remitted to the Company. Accounts receivable also includes amounts due from the Company’s franchisees for the payment of franchise royalty fees that are paid monthly in arrears and other receivables that may arise in the ordinary course of business. The Company’s allowance for uncollectible accounts receivable and related bad debt expense are not significant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk are cash and cash equivalents, restricted cash and accounts receivable. The Company maintains its day-to-day operating cash, temporary excess cash and restricted cash balances with three major financial institutions that, in turn, invest in investment-grade commercial paper and other corporate obligations, certificates of deposit, government obligations and other investments and marketable securities. At most times, cash balances are in excess of Federal Deposit Insurance Corporation (FDIC) insurance limits. The Company considers the concentration of credit risk for accounts receivable to be minimal as a result of the short-term nature of credit card receivables, the credit worthiness of the credit card processor and payment histories of the Company’s franchisees.

Inventories

Inventories are stated at the lower of cost, principally determined using the first-in, first-out method, or market value. Inventories include smallwares and supplies which are stated at current cost. Approximately 80% of the Company’s food products and supplies are purchased under a distribution contract with SYSCO Corporation. Management believes that it could obtain its food products and supplies from alternative sources under terms that are similar to those received currently.

The components of inventories were as follows (in 000’s):

	July 3, 2005	June 27, 2004
Food and liquor products	$1,453	$1,341
Smallwares and supplies	3,014	3,053

Total inventory	$4,467	$4,394

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

The Company also capitalizes interest as part of its new restaurant construction. Interest capitalized is based upon the weighted-average of accumulated expenditures. The interest capitalization period commences when expenditures are made to prepare an asset for its intended use and interest costs are incurred. The interest capitalization period ends when the restaurant opens or when the asset is substantially complete and ready for service. The Company utilizes an interest rate based upon the weighted average of the rates applicable to borrowings of the Company during the assets’ construction period, unless the interest expense is directly related to the construction project.

The Company accumulates its costs in its construction-in-progress account until the restaurant opens. At that time, the costs accumulated to date are reclassified to property, plant and equipment and are depreciated according to our depreciation policies.

Renovations, Improvements and Repairs and Maintenance

As is typical in the restaurant industry, the Company renovates, remodels or improves its restaurants (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. Each of these expenditures provides a future economic benefit and is capitalized accordingly. While the Company believes its useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company has an asset retirement policy and any assets that are replaced are retired. In fiscal years 2005, 2004 and 2003, the Company capitalized $2.8 million, $2.2 million and $2.4 million, respectively, related to renovations, remodels and improvements to existing restaurants. The Company currently has a capitalization threshold of $1,500 and any costs for singular items below this threshold are expensed.

The Company routinely has repairs and maintenance to its facilities and equipment. In fiscal years 2005, 2004 and 2003, the Company recorded repair and maintenance expense of $4.1 million, $3.7 million and $3.4 million, respectively. These repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities (e.g. electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs).

Property and Equipment

Property and equipment are stated at cost. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and assets capitalized pursuant to capital lease obligations are depreciated over the shorter of their lease term, contract term or the asset’s estimated useful life. Useful lives range from 15 to 27 years for buildings, 3 to 27 years for leasehold improvements, 5 to 7 years for restaurant equipment, 3 years for software and 3 to 5 years for computers and audio-visual equipment.

Other Assets

Other assets predominantly consist of deposits related to long-term leases and utilities, deferred financing fees, liquor licenses and leasehold rights. Deferred financing fees are amortized to interest expense over the life of the related loan. Liquor licenses and leasehold rights are amortized using the straight-line method over a similar term of the related restaurant lease used to depreciate our assets and calculate straight-line deferred rent.

Impairment or Disposal of Long-Lived Assets and Goodwill

The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. The Company evaluates each individual restaurant for impairment. Each restaurant has cash flows that are largely independent and its assets and liabilities are largely independent from other assets and liabilities. In addition, the Company evaluates each individual restaurant for indications of impairment after it has been open six full quarters, as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. Impairment testing is completed whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company considers four consecutive quarters of negative cash flow or losses to be an indication that an individual restaurant may be impaired and utilizes either market value, if available, or a present value technique in determining fair value. The present value technique utilizes a single set of estimated cash flows and a single interest rate that is commensurate with the risk of the operation.

The Company evaluates impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, the Company is required to assess goodwill impairment at least annually by means of a fair value-based test. The Company performs this assessment at its fiscal year end. The determination of fair value requires the Company to make certain assumptions and estimates relative to the two restaurants for which its goodwill is attributed and is highly subjective.

Loss Contingencies and Self-Insurance Reserves

The Company maintains accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies include those related to litigation and state tax assessments. Contingent obligations are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” which requires that the Company assess each contingency to determine estimates of the degree of probability and range of possible settlement. Those contingencies that are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued in the Company’s financial statements. If only a range of loss can be determined, the best estimate within that range is accrued; if none of the estimates within that range is better than another, the low end of the range is accrued. Reserves for self-insurance are determined based on the insurance companies’ incurred loss estimates, industry development factors, actuarial estimates and management’s judgment.

The assessment of contingencies is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of contingencies may differ materially from amounts accrued in the financial statements.

Leases

The Company leases most of its properties including its corporate office. Leases are accounted for under the provisions of SFAS No. 13 and SFAS No. 98, both entitled “Accounting for Leases,” as well as other subsequent amendments and authoritative literature. The Company uses the same lease term for all of the following: determining capital versus operating lease classifications, calculating straight-line rent expense, depreciation of leasehold improvements and amortization of tenant improvement allowances. The lease term is a minimum of the non-cancelable period but may include option periods if the Company would incur an economic penalty associated with the cancellation of the lease.

The Company periodically enters into sale/leaseback transactions with unrelated third parties in connection with the construction of new restaurants. Such transactions qualify as sales under SFAS No. 66, “Sales of Real Estate” because they include a normal leaseback, adequate initial and continuing investment by the buyer/lessor and the transfer of all risks and rewards of ownership to the buyer/lessor. The Company has not realized any gains or incurred any losses in connection with its sale/leaseback transactions.

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

Franchising and Royalty Income

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $621,000, $579,000 and $616,000 during fiscal year 2005, 2004 and 2003, respectively.

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal 2005, 2004 or 2003.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $2.9 million, $2.3 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively.

Pre-opening Expense

Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations. Pre-opening costs are principally comprised of training-related costs. Pre-opening expenses were $1.5 million, $1.9 million and $3.1 million in fiscal years 2005, 2004 and 2003, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities. Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as a component of income tax expense (benefit) in the period that such change occurs. Net operating loss and other credit carryforwards, including FICA tip tax credits are recorded as deferred tax assets. To the extent the likelihood of realizing a benefit of the deferred tax asset is not more likely than not, a valuation allowance is recorded. The FICA tip credit is a general business income tax credit claimed by the Company for employer social security taxes paid on employee tips exceeding the amount treated as wages for minimum wage purposes. To the extent that the FICA tip credit is claimed, a business deduction for the FICA tax is not received for the FICA tax which is subject to the federal income tax credit. Any unused FICA tip credit may be carried back two years and forward 20 years.

Accounting for Stock-Based Compensation

The Company maintains stock incentive plans under which the Company may grant incentive stock options, non-qualified stock options and restricted stock to associates, consultants and non-employee directors. Stock options have been granted with exercise prices at or above the fair market value on the date of grant. Options vest and expire according to the terms established at the grant date.

The Company maintains an employee stock purchase plan (the “purchase plan”) under which the employees of the Company may purchase stock at a discount. The purchase plan requires our employees to make a contribution commitment prior to the start of a quarter and allows the employee to purchase stock at the lower of the closing price at the beginning of the quarter or the end of the quarter less a 10 percent discount.

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (however, refer to discussion in the following paragraph entitled “Future Application of Accounting Standards” related to the Company’s pending adoption of SFAS No. 123R, “Share-Based Payment”). Accordingly, because the grant price is equal to or is above the market price on the date of grant for options issued by the Company, no compensation expense is generally recognized for stock options initially issued to employees.

Had compensation cost for the Company’s stock options and purchase plan been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, the Company’s net income (loss) and income (loss) per share would have been as follows (in 000’s except income (loss) per share data):

	July 3, 2005	June 27, 2004	June 29, 2003
Net income (loss), as reported	$(249)	$4,272	$18,066
Add: Stock-based employee compensation expense included in net income, net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects of $640, $411 and $247	(921)	(591)	(355)

Pro forma net income (loss)	$(1,170)	$3,681	$17,711

Income (loss) per share:
Basic - as reported	$(0.02)	$0.33	$1.44
Basic - pro forma	(0.09)	0.29	1.41

Diluted - as reported	$(0.02)	$0.33	$1.35
Diluted - pro forma	(0.09)	0.28	1.32

The fair value of each stock option granted in fiscal years 2005, 2004 and 2003 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the stock purchased through the purchase plan was estimated based upon the actual discount extended plus the value of the options associated with the shares during the quarter.

The following key assumptions were used to value the option grants issued and the stock purchased under the purchase plan for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2003	1.40%	2.4 Years	88.0%	0.00%

2004	2.06%	2.8 Years	98.0%	0.00%

2005	2.71%	2.8 Years	97.0%	0.00%

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income in fiscal 2004 was comprised of unrealized investment gains on available for sale securities. These securities were sold in fiscal 2005.

Reclassifications

The Company provides discounted meals and beverages to guests for promotional purposes and discounted meals to its employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In 2005, the Company decided that these amounts should be reported on a net basis and, accordingly, has eliminated such amounts for all periods presented. This reclassification had the effect of decreasing previously reported sales and expenses by approximately $4.6 million in fiscal 2004 and $3.6 million in fiscal 2003. These reclassifications had no effect on net income.

Future Application of Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets.” SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and generally requires the cost associated with employee services received in exchange for an award of equity instruments be measured based on the grant-date fair value of the award and recognized in the financial statements over the period during which employees are required to provide service in exchange for the award. SFAS No. 123R also provides guidance on how to determine the grant-date fair value for awards of equity instruments as well as alternative methods of adopting its requirements. SFAS No. 123R is effective for annual reporting periods beginning after June 15, 2005. As disclosed in Note 1, based on the current assumptions and calculations used, had the Company recognized compensation expense based on the fair value of awards of equity instruments, net earnings would have been reduced by approximately $921,000, $591,000, and $355,000 for fiscal 2005, 2004 and 2003, respectively. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R and have not determined whether the adoption will result in future amounts similar to the current pro forma disclosures under SFAS No. 123. Our analysis indicated and we do not believe that the implementation of SFAS No. 123R will result in any technical violations of the financial covenants under our debt agreements.

2. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000’s):

	July 3, 2005	June 27, 2004
Prepaid rents, real estate taxes and related costs	$1,582	$3
Prepaid insurance	895	981
Prepaid licenses and permits	219	187
Prepaid contracts and other	508	611

	$3,204	$1,782

Prepaid rents, real estate taxes and related costs at July 3, 2005 consisted of July 2005 costs paid in advance.

3. Property and Equipment

Property and equipment consisted of the following (in 000’s):

	July 3, 2005	June 27, 2004
Land	$2,923	$2,923
Buildings & leasehold improvements	80,107	76,704
Software	1,329	1,268
Equipment	47,857	46,777
Construction in progress	3,831	2,222

	136,047	129,894
Accumulated depreciation and amortization	(49,302)	(40,939)

Total property and equipment	$86,745	$88,955

In fiscal 2005, the Company recorded a $6,567,000 asset impairment charge to write-down the carrying value of four restaurant assets to fair value. The Company determined fair value of the impaired assets utilizing the net salvage value method. The impairment resulted from management’s determination that the restaurants’ future cash flow was not sufficient to cover its asset carrying value. The asset impairment was recorded as a reduction of cost. The Company would have recorded additional depreciation expense of $225,000 in fiscal 2005 for the assets which were written down with the asset impairment charge.

General and administrative expense on the consolidated statement of operations included $351,000, $379,000 and $377,000 of depreciation and amortization expense for the years ended July 3, 2005, June 27, 2004 and June 29, 2003, respectively.

All personal property and real property of the Company are secured by a blanket lien under the Company’s $25.0 million senior secured credit facility (Note 7).

4. Other Assets, Net

The components of other assets were as follows (in 000’s):

	July 3, 2005	June 27, 2004
Deferred financing costs	$968	$1,368
Liquor licenses	808	745
Available for sale securities	—	279
Long-term deposits	112	90
Leasehold rights	606	—
Other	39	99

	$2,533	$2,581

Available for sale securities decreased as the result of the sale of the securities in July 2004 for $294,000. The increase in leasehold rights resulted from the Company’s purchase of a leasehold interest for a location it previously subleased.

Accumulated amortization for other assets, net totaled $1,180,000 and $990,000 at July 3, 2005 and June 27, 2004, respectively.

5. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000’s):

	July 3, 2005	June 27, 2004
Salaries, wages, related taxes and benefits	$3,333	$2,721
Accrued taxes, predominantly sales and property	2,678	2,291
Accrued insurance	1,006	1,041
Predecessor obligations for legal and insurance matters (Note 10)	—	1,015
Accrued severance (Note 12)	482	—
Accrued utilities	561	466
Gift card/certificate liability	1,033	446
Other	659	525

	$9,752	$8,505

The components of other long-term liabilities were as follows (in 000’s):

	July 3, 2005	June 27, 2004
Tenant improvement allowances	$21,129	$18,640
Deferred rents	9,610	8,035
Accrued insurance	1,002	673
Deferred compensation (Note 11)	331	—
Other	5	10

	$32,077	$27,358

Tenant improvement allowances are reimbursements received from certain landlords for initial construction costs and are amortized on a straight-line basis over the lease term as a reduction in rent. The tenant improvement allowances are recorded when the Company has completed its obligations and the tenant improvement allowance is receivable. Tenant improvement allowances of $3.7 million were recorded for new restaurants during fiscal year 2005.

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

The Company has a commitment for the development and sale/leaseback of restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $50.0 million financing commitment through an agreement executed November 23, 2004. The agreement expires in October 2006. The funding of this build-to-suit facility is subject to various pre-closing conditions. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

Future minimum lease payments pursuant to leases with non-cancelable lease terms, excluding option periods, at July 3, 2005 were as follows (in 000’s):

Fiscal Years Ending	Operating Leases
2006	$16,007
2007	16,279
2008	16,610
2009	16,869
2010	16,615
Thereafter	136,408

Total future minimum lease payments	$218,788

Total rent expense in fiscal years 2005, 2004 and 2003 approximated $15,623,000, $14,501,000 and $12,728,000, respectively. Contingent rentals in rent expense for 2005, 2004 and 2003 approximated $392,000, $362,000 and $382,000, respectively.

7. Long-term Debt

Long-term debt consisted of the following (in 000’s):

Lender	Interest rate	Face amount	July 3, 2005	June 27, 2004	Nature of debt	Nature of collateral	Maturity
Convertible Subordinated Notes	5.50%	$15,000	$14,506	$14,305	Note Payable	Unsecured	Dec., 2007
LaSalle Bank N.A.	Prime - Prime + .50% or LIBOR + 2-3%	25,000	—	2,500	Revolving Line of Credit	All personal and real property	Mar., 2007
GE Capital	Commercial paper + 3.75%	3,022	—	979	Note Payable	Equipment	Dec., 2006
GE Capital	Commercial paper + 3.75%	1,978	143	779	Note Payable	Equipment	Feb., 2007

			$14,649	$18,563

Less current portion			143	942

Debt, net of current portion			$14,506	$17,621

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

The Notes are convertible at the option of the holder at any time prior to maturity into shares of Common Stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, the Company may redeem some or all of the Notes at par plus accrued and unpaid interest. All of the Notes can be converted, at the Company’s option, into shares of Common Stock at the then effective conversion price if the closing price of the Common Stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after the first issuance date of the Notes.

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

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank (the “facility”). A portion of the facility was initially used to refinance certain of the Company’s existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from prime to prime plus 50 basis points or, if elected by us, LIBOR plus 200 to 300 basis points. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points. The weighted-average interest rate on credit line borrowings at June 27, 2004 was 3.7%.

The credit facility limits the opening of new company-owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of July 3, 2005, the Company had no outstanding borrowings under this facility and had placed letters of credit of $2.6 million under the facility with $22.3 million available for additional borrowing.

Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with

GAAP.” Capitalized terms used in the preceeding sentence refer to defined terms in the credit agreement.

As of July 3, 2005, the Company was in compliance with all debt covenants and financial ratios. This credit facility has four financial ratios that measure our fixed charge coverage ratio, borrower’s total funded debt to EBITDA, total senior debt to EBITDA and minimum tangible net worth.

In fiscal 2005, 2004 and 2003, the Company repaid certain debt with existing balances totaling approximately $1,000,000, $15,200,000 and $5,200,000, respectively, before scheduled maturity. Related prepayment costs and unamortized debt issuances costs totaling $587,000 and $290,000 in fiscal 2004 and 2003, respectively, were recorded as debt extinguishment costs in the accompanying consolidated statement of operations.

The Company incurred interest expense of $1,717,000, $2,480,000 and $2,372,000 in fiscal years 2005, 2004 and 2003, respectively. Of these amounts, $146,000, $142,000 and $310,000 were capitalized in each respective year. Interest income totaled $127,000, $237,000 and $236,000 in 2005, 2004 and 2003, respectively.

Principal amounts of long-term debt outstanding as of July 3, 2005 due during each of the three succeeding fiscal years were $86,000 in 2006, $57,000 in 2007 and $14,506,000 in 2008.

8. Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000’s):

	July 3, 2005	June 27, 2004
Deferred tax assets:
Net operating loss carryforwards	$16,285	$17,916
Alternative minimum tax carryforwards	231	—
Deferred rent	11,816	3,942
FICA tip tax credits	7,833	5,560
Accrued expenses	1,225	1,236
Other	130	—

Total deferred tax assets	37,520	28,654

Less valuation allowance	(93)	—

Net deferred tax assets after valuation allowance	$37,427	$28,654

Deferred tax liabilities:
Property and equipment	$(7,652)	$(1,748)
Goodwill	(601)	(497)
Other	—	(37)

Total deferred tax liabilities	$(8,253)	$(2,282)

Net deferred tax assets	$29,174	$26,372

Current portion	$3,263	$2,825
Long-term	25,911	23,547

The income tax expense (benefit) is comprised of the following (in 000’s):

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Current tax expense (benefit):
Federal	$231	$6	$1,912
State	736	517	849

	967	523	2,761

Deferred tax expense (benefit):
Federal	(2,394)	117	(17,630)
State	(353)	84	(286)

	(2,747)	201	(17,916)

Income tax expense (benefit)	$(1,780)	$724	$(15,155)

The following is a reconciliation of income taxes at the federal statutory rate of 35% to the Company’s income tax expense (benefit) (in 000’s):

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Income tax provision computed at statutory federal income tax rates	$(710)	$1,749	$1,019
FICA tip tax credit	(1,485)	(1,339)	(1,007)
Non-deductible costs	37	28	24
Increase (decrease) in the valuation allowance	93	—	(16,747)
State income tax provision, net of federal benefit	186	266	696
Changes in state tax laws	103	—	—
Expired net operating loss carryforward	—	—	707
Other, net	(4)	20	153

Income tax expense (benefit)	$(1,780)	$724	$(15,155)

All income from continuing operations and related income tax expense was attributable to domestic operations. As of July 3, 2005, the Company had federal net operating loss carryforwards of approximately $45.0 million expiring at various dates through 2023 and certain states’ net operating loss carryforwards totaling $11.5 million expiring at various dates through 2024. The Company’s FICA tip tax credits totaling $7.8 million may be used to offset federal income taxes and expire at various dates through 2025.

The following table details the loss and credit carryforwards with the applicable year of expiration (in 000’s):

Year Expiring	FICA Tip Credits Carryforwards	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards
2006	$—	$—	$1,007
2007	—	—	116
2009	—	—	2,452
2010	—	—	428
2011	—	—	462
2012	—	—	231
2018	—	—	558
2019	—	39,135	745
2020	—	3,689	4,644
2021	827	16	678
2022	1,124	17	—
2023	1,549	2,104	—
2024	2,049	—	218
2025	2,284	—	—

	$7,833	$44,961	$11,539

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal 2003, the Company determined that it was more likely than not that it would realize the tax benefits of its deferred tax assets and the existing valuation allowance was released. During fiscal 2005, management determined that to fully realize the deferred tax asset, the Company will need to generate average annual future taxable income of approximately $4.4 million prior to the expiration of the net operating loss carryforwards and FICA tip tax credit carryforwards through 2025. Taxable income for the year ended July 3, 2005 was $7.1 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at July 3, 2005. The increase in the valuation allowance by $93,000 during the year ended July 3, 2005 is attributable to management’s belief that the likelihood of realizing certain state net operating loss carryforwards is not more likely than not. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward. As of July 3, 2005, the Company concluded that $103,000 of long-term deferred tax assets should be written-off as a result of an Ohio tax law change.

9. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $2,606,000 at July 3, 2005 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Fuddruckers Representations and Indemnity

The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company, certain of which expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the Agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may either (i) require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During 2005, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” “Litigation” And “Reserves.” Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation claims, general liability and medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon our estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle such obligations may exceed those estimates.

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

We assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. (“Daka”) in connection with their spin-off. In the third quarter of fiscal 2000, a Washington, D.C. superior court jury awarded a former Daka associate damages related to the associate’s claim of negligent supervision and retaliation, due to alleged conduct that occurred in 1996 at a former Daka food service location. The events at issue in the case took place while a predecessor company of Champps owned Daka. Daka filed a Notice of Appeal with the Court of Appeals for the District of Columbia. In the third quarter of fiscal 2004, the Court issued its decision affirming the award of compensatory damages and the attorneys’ fees and costs. The Company subsequently paid the compensatory damages and attorneys’ fees, costs and related interest. However, the Court held that the punitive damages award was unconstitutional, vacated the award and remanded the case to the trial court for re-determination of punitive damages in accordance with legal principles outlined in its opinion. In the fourth quarter of fiscal 2004, the trial court re-determined the amount of punitive damages to be $937,500 and the Company accrued a liability for the full amount of this re-determination. In November 2004, the court awarded additional attorney fees and costs of $287,000 to plaintiff’s attorneys related to the appeal of this matter. The Company accrued a liability for the full amount of the additional judgment for attorney fees in our first quarter of fiscal 2005. In December 2004, the Company settled this matter and made a final payment of $1,175,000.

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. AIG was also provided with cash collateral in connection with the insurance policies of approximately $2.1 million. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies, however AIG has not released the surety bond. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that since the policies were with a subsidiary of AIG, the letter agreement is not valid. AIG, through its subsidiaries, has continued to request payments from Champps.

On or about June 24, 2004, Champps filed suit in U.S. District Court for the District of Massachusetts against AIG and National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) based on the defendants’ failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. On August 9, 2004, National Union filed a motion to compel arbitration against Champps in U.S. District Court for the Southern District of New York based on an Indemnity Agreement containing an arbitration clause. By Order dated December 13, 2004 the New York District Court granted the Motion to Compel Arbitration as to National Union only.

On March 24, 2005, Champps filed its Notice of Voluntary Dismissal in the Federal District Court for the District of Massachusetts and on March 25, 2005, Champps filed suit in Trial Court of the Commonwealth of Massachusetts naming AIG as defendant based on AIG’s failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. The matter involving National Union is currently pending arbitration in New York. The AIG litigation matter described above is in its preliminary phase and the Company will pursue release from further liability vigorously. The Company has not yet conducted discovery on AIG’s liability assertions and other relevant issues. Thus, the Company is unable at this time to predict an outcome or estimate reasonably a range of loss that it would incur if AIG was to prevail.

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

The following table displays the activity and balances relating to the reserves (in 000’s):

Predecessor Obligations
Balance at June 30, 2002	$1,372
Expense recognition	282
Payments	(1,006)

Balance at June 29, 2003	648
Expense recognition	1,171
Payments	(804)

Balance at June 27, 2004	1,015
Expense recognition	358
Payments	(1,373)

Balance at July 3, 2005	$—

During fiscal 2005, the Company recognized additional liabilities of $358,000 related primarily to adjustments to the liabilities for the McCrae vs. Daka litigation for court awarded additional attorney fees to the plaintiff’s attorneys related to the appeal of this matter.

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

10. Shareholders’ Equity and Income Per Share

The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 13,036,321 and 12,813,665 shares were issued and outstanding as of July 3, 2005 and June 27, 2004, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

The Company’s credit arrangements restrict the amount of dividend payments or capital stock repurchases to a maximum amount of $7.5 million over a three year period beginning March 2004. Moreover, certain financial covenant ratios under the credit facilities require a minimum amount of tangible net worth, as defined in the credit agreements.

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

The following table sets forth the computation of basic and diluted earnings per share (in 000’s except per share data):

	July 3, 2005	June 27, 2004	June 29, 2003
Basic income per share:
Net income (loss)	$(249)	$4,272	$18,066

Weighted average shares outstanding	12,887	12,793	12,536
Net income (loss) per share - basic	$(0.02)	$0.33	$1.44

Diluted income per share:
Net income (loss)	$(249)	$4,272	$18,066
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c)	(c)	415

Net income (loss) plus assumed conversions	(249)	4,272	18,481

Weighted average shares outstanding	12,887	12,793	12,536
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	—	207	389
Net effect of dilutive warrants based on the treasury stock method using average market price	(b)	(b)	(b)
Assumed conversion of 5.5% convertible subordinated notes	(c)	(c)	758

Total shares outstanding for computation of per share earnings	12,887	13,000	13,683
Net income (loss) per share - diluted	$(0.02)	$0.33	$1.35

(a)	For the years ended July 3, 2005, June 27, 2004 and June 29, 2003, 1,109,568, 220,763 and 67,154 of stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

(c)	Not included in calculation because the assumed conversion of convertible notes into 1,407,129 common shares was anti-dilutive.

11. Stock Options, Restricted Stock Awards and Employee Benefit Plans

Stock Options

The Company has adopted stock option and incentive plans for the benefit of the associates and non-employee directors of the Company whereby the Company authorized and reserved for issuance an aggregate of 2,615,000 shares of common stock. As of July 3, 2005, options to purchase approximately 474,000 shares of common stock remained available for grant under the plans.

In fiscal 2003, Mr. William Baumhauer, the Company’s former chairman of the board, president and chief executive officer, exercised options to purchase 1,009,000 shares of common stock of the Company under a stock trading plan complying with the requirements of Rule 10b5-1 of the Securities and Exchange Commission with an aggregate exercise price of approximately $4,620,000. Mr. Baumhauer satisfied the exercise price of options and paid certain of his withholding tax liabilities by tendering to the Company 471,588 common shares held by him and having a fair market value of approximately $3,583,000 plus cash of $1,037,000. On July 31, 2003, Mr. Baumhauer terminated the stock trading plan.

The Company has historically granted options to the Company’s board of directors, its executive officers, its corporate office staff, its regional directors of operations and its general managers of the restaurants.

The following table presents activity under the Company’s stock incentive plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	4.94
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	6.97
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	7.85
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81

The number of options exercisable at the dates presented below and their weighted average exercise price were as follows:

	Options Exercisable	Weighted Average Exercisable Price
June 29, 2003	367,936	$5.82
June 27, 2004	561,227	5.81
July 3, 2005	702,131	6.34

The following table sets forth information regarding options outstanding at July 3, 2005:

Number of Options	Range of Prices	Weighted Average Price	Weighted Average Remaining Contractual Life	Number Currently Exercisable	Weighted Average Price for Currently Exercisable
199,918	$4.00 - $5.12	$4.61	6.5	199,918	$4.61
387,415	5.75 - 6.97	6.67	7.0	280,328	6.56
170,585	7.50	7.50	6.3	170,585	7.50
351,650	7.85 - 13.80	7.87	9.1	51,300	8.00

Restricted Stock Awards

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’ Donnell, its new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock will be awarded to Mr. O’Donnell over a seven year period. These awards are subject to the availability of common shares that have been authorized and are available under the Company’s stock incentive plans. If common shares are not available, the Company will seek shareholder approval for additional available shares. If the shareholders of the Company fail to approve such resolution by the date any portion of the restricted stock award would otherwise have vested, the Company is required to make a cash payment to Mr. O’Donnell equal to the economic value of the shares. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below.

The restricted stock may vest earlier upon a qualifying disability, death, retirement or change in control. The 386,010 share restricted stock award includes a performance element that allows vesting to accelerate if certain Company share price performance measures are met. Specifically, one-half of this restricted stock award vests over an eight quarter period if the market price of the stock appreciates 200% or more for a sixty consecutive day period prior to the second anniversary of the award. The remainder of the restricted stock award vests over an eight quarter period if the market price of the stock appreciates 300% or more for a sixty consecutive day period prior to the 3rd anniversary of the award.

There were not sufficient shares available under the Company’s stock incentive plans for the issuance of the restricted stock awards. Compensation expense totaling $331,000 for the period of March 2, 2005 through July 3, 2005 was recorded as a liability since there were not enough shares available to fulfill the restricted stock award, and it is not certain that the shareholders will authorize the additional shares to be awarded. The liability as of July 3, 2005, represented the economic (e.g. market value) at that date of shares which would have vested under the award. The Company is obligated to make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares if the shareholders do not approve the authorization of additional incentive shares to be issued.

In August 2005, the Company agreed to award its new Chief Operating Officer and Chief Financial Officer shares of restricted stock subject to shareholder approval to permit the issuance of any shares. If approved, the new Chief Operating Officer, Mr. Richard Scanlan, will be awarded 32,000 shares of restricted common stock that vest over three years and 70,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements. If approved, the new Chief Financial Officer, Mr. David Womack, will be awarded 32,000 shares of restricted stock that vest over three years and 60,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of July 3, 2005, 252,266 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible associates of the Company may participate in quarterly offerings of shares made by the Company. The participating associates purchase shares at a discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In fiscal 2003, associates purchased 33,849 shares for a total of $252,000. In fiscal 2004, associates purchased 39,450 shares for a total of $191,000. In fiscal 2005, associates purchased 27,456 shares for a total of $196,000. The proforma expense associated with the purchase plan was $72,000, $67,000 and $91,000 for fiscal 2005, 2004 and 2003, respectively.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan enabling associates to contribute up to 15% of their annual compensation. The Company’s discretionary contributions to the 401(k) plan are determined by the Company’s Board of Directors. The Company’s contribution to the plan for fiscal 2003 was $55,000. In 2004, the Company changed its 401(k) plan year-end to coincide with the calendar year-end. The Company’s contribution for calendar 2004 and half of calendar 2003 totaled $70,000. For fiscal 2005, $35,000 was accrued for half of the Company’s discretionary contribution expected to be paid for calendar 2005.

12. Severance Expense

Our former Chief Executive Officer, President and Chairman of the Board had an amended employment agreement with the Company that entitled him to one year continuation of pay of $400,000 in the event of termination. On March 2, 2005, he entered into a separation agreement with the Company. The separation agreement provides for an additional four months of salary after payments under the employment agreement would otherwise cease. These additional four months of payments are payable at the discretion of the Board and are contingent upon his completing certain obligations to the Company.

On May 4, 2005, the Company entered into a separation agreement with our former Executive Vice President / Chief Operating Officer that entitled him to $100,000 of separation pay which would be paid over the ensuing 26 weeks.

13. Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies which it considers appropriate. The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments for which it was practicable to estimate that value:

Current assets and liabilities - The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of these instruments.

Current portion of long-term debt – The carrying value of the current portion of long-term debt approximates fair value based upon the variable interest rate on this debt and current market rates available to the Company for similar instruments.

Long-term debt – At June 3, 2005, the Company had $15.0 million, 5.5% subordinated convertible notes outstanding with a carrying value of $14.5 million (Note 7). The Company estimates the fair value of the notes to be approximately $14.8 million. There is no active market for the notes. The Company estimated the fair value of the notes utilizing discounted cash flow and option pricing models.

14. Segment Reporting

As of July 3, 2005, the Company operated 52 restaurants in the upscale casual market as operating segments. We believe our operating segments aggregate into one reporting segment. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities. The restaurants operate entirely in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are almost exclusively from the sale of food and beverages.

15. Related Party Transactions

In fiscal 2001, the Company amended Mr. William Baumhauer’s employment contract. Mr. Baumhauer served as the Company’s chairman of the board, president and chief executive officer until his resignation in March 2005. As part of the amended employment contract, the Company loaned $550,000 to Mr. Baumhauer. The loan was evidenced by a promissory note with interest at 9.0% and was due on September 30, 2003. The proceeds of the loan were used to exercise options to purchase 178,000 shares of the Company’s common stock and pay related tax liabilities. The loan was secured by a pledge of the purchased stock. In fiscal 2003, Mr. Baumhauer repaid $350,000 of the loan. The remainder of the loan of $200,000 plus accrued interest of $116,000 was repaid in fiscal 2004.

16. Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2005 and 2004 are summarized as follows (in 000’s except per share data):

	Quarter ended				Year ended
	October 3, 2004 (a)	January 3, 2005	April 3, 2005	July 3, 2005	July 3, 2005
Fiscal 2005
Revenue	$54,154	$56,419	$54,089	$53,694	$218,356
Pre-opening expenses	213	431	340	471	1,455
Severance	—	—	547	108	655
Asset impairment charges	—	—	6,567	—	6,567
Expenses related to predecessor companies	310	(45)	50	43	358
Income (loss) from continuing operations	1,583	3,544	(6,247)	(909)	(2,029)
Net income (loss)	1,187	2,658	(3,572)	(522)	(249)
Basic income (loss) per share:	0.09	0.21	(0.28)	(0.04)	(0.02)
Diluted income (loss) per share:	0.09	0.20	(0.28)	(0.04)	(0.02)

	Quarter ended				Year ended
	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004	June 27, 2004
Fiscal 2004
Revenue	$47,812	$53,692	$53,000	$52,436	$206,940
Pre-opening expenses	839	756	45	258	1,898
Expenses related to predecessor companies	39	166	54	912	1,171
Debt extinguishment costs	—	—	4	583	587
Income from continuing operations	523	2,458	2,009	6	4,996
Net income	400	1,878	1,614	380	4,272
Basic income per share:	0.03	0.15	0.13	0.03	0.33
Diluted income per share:	0.03	0.15	0.12	0.03	0.33

(a)	The quarter ended October 3, 2004 consisted of 14 weeks while the other quarters presented each consisted of 13 weeks.

Revenue for the first three quarters of fiscal 2005 and all quarters in fiscal 2004 as detailed in the table above are different than previously reported due to a reclassification of discounted meals (Note 1). These reclassifications had no effect on net income. The effect of the reclassification decreased revenue as follows:

	Quarter ended
	October 3, 2004	January 3, 2004	April 3, 2005
Fiscal 2005
Revenue, as previously reported	$55,497	$57,783	$55,631
Reclassification	(1,343)	(1,364)	(1,542)

Revenue reflecting the reclassification	$54,154	$56,419	$54,089

	Quarter ended				Year ended
	September 28, 2003	December 28, 2003	March 28, 2004	June 27, 2004	June 27, 2004
Fiscal 2004
Revenue, as previously reported	$48,885	$54,811	$54,165	$53,641	$211,502
Reclassification	(1,073)	(1,119)	(1,165)	(1,205)	(4,562)

Revenue reflecting the reclassification	$47,812	$53,692	$53,000	$52,436	$206,940