Form 10-Q
period 2005-10-02
CHAMPPS ENTERTAINMENT INC
filed 2005-11-10
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission File Number 000-22639

CHAMPPS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3370491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10375 Park Meadows Drive, Suite 560 Littleton, Colorado	80124
(Address of principle executive offices)	(Zip Code)

(303) 804-1333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of Common Stock, $.01 par value, outstanding at November 7, 2005: 13,164,455 (excluding 471, 588 shares held in our treasury).

CHAMPPS ENTERTAINMENT INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of October 2, 2005 and July 3, 2005

(In thousands except share data)

(Unaudited)

	October 2, 2005	July 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,276	$2,702
Accounts receivable	3,136	3,417
Inventories	4,307	4,467
Prepaid expenses and other current assets (Note 7)	3,641	3,204
Deferred tax assets	3,289	3,263

Total current assets	16,649	17,053
Property and equipment, net of accumulated depreciation of $51,899 and $49,302, respectively	85,145	86,745
Goodwill	5,069	5,069
Deferred tax assets	26,121	25,911
Other assets, net (Note 8)	2,565	2,533

Total assets	$135,549	$137,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,117	$4,772
Accrued expenses (Note 9)	8,195	9,752
Current portion of long-term debt	123	143

Total current liabilities	11,435	14,667
Long-term debt, net of current portion	14,556	14,506
Other long-term liabilities (Note 9)	33,218	32,077

Total liabilities	59,209	61,250

Commitments and contingencies (Note 4)
Shareholders’ equity (Note 2):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares; none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,571,473 and 13,507,909 shares issued at October 2, 2005 and July 3, 2005, respectively)	136	135
Additional paid-in capital	92,401	91,917
Accumulated deficit	(12,614)	(12,408)
Treasury stock, at cost (471,588 shares)	(3,583)	(3,583)

Total shareholders’ equity	76,340	76,061

Total liabilities and shareholders’ equity	$135,549	$137,311

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 2, 2005 and October 3, 2004

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	October 2, 2005	October 3, 2004
Revenue
Sales	$53,074	$54,001
Franchising and royalty, net	137	153

Total revenue	53,211	54,154

Costs and expenses
Cost of sales and operating expenses
Product costs	15,040	15,366
Labor costs	17,480	17,619
Other operating expense	8,011	7,863
Occupancy	5,690	5,204
Pre-opening expense	275	213

Total cost of sales and operating expenses	46,496	46,265
General and administrative expense	3,691	3,084
Depreciation and amortization	2,772	2,680
Severance	100	—
Other (income) expense	59	(142)

Income from operations	93	2,267
Other (income) expense
Interest expense and income, net	333	374
Expenses related to predecessor companies	(3)	310

Income (loss) before income taxes	(237)	1,583
Income tax expense (benefit)	(31)	396

Net income (loss)	$(206)	$1,187

Basic income (loss) per share	$(0.02)	$0.09

Diluted income (loss) per share	$(0.02)	$0.09

Basic weighted average shares outstanding	13,050	12,822

Diluted weighted average shares outstanding	13,050	13,079

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended October 2, 2005

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Deficit	Treasury Stock		Total Share- holders’ Equity
	Shares	Amount			Shares	Amount
Balance as of July 3, 2005	13,507,909	$135	$91,917	$(12,408)	471,588	$(3,583)	$76,061
Net income (loss)	—	—	—	(206)	—	—	(206)
Common shares issued	63,564	1	353	—	—	—	354
Income tax benefit of stock options exercised	—	—	35	—	—	—	35
Stock-based compensation	—	—	96	—	—	—	96

Balance as of October 2, 2005	13,571,473	$136	$92,401	$(12,614)	471,588	$(3,583)	$76,340

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended October 2, 2005 and October 3, 2004

(In thousands)

(Unaudited)

	Three Months Ended
	October 2, 2005	October 3, 2004
Cash flows from operating activities:
Net income (loss)	$(206)	$1,187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,841	2,789
Amortization of notes payable discount	50	50
Loss on disposal of assets	59	51
Gain on sale of investments	—	(279)
Stock-based compensation	96	—
Deferred income tax expense	(236)	206
Changes in assets and liabilities:
Accounts receivable	(492)	(226)
Inventories	160	188
Prepaid expenses and other current assets	(437)	(1,406)
Accounts payable	(1,655)	(260)
Accrued expenses	(1,557)	(502)
Other assets	(52)	(474)
Other long-term liabilities	344	245
Proceeds from tenant improvement allowances	1,570	—

Net cash provided by operating activities	485	1,569

Cash flows from investing activities:
Purchase of property and equipment	(1,281)	(4,633)
Proceeds from disposal of assets	1	39
Restricted cash	—	101
Proceeds from sale of investments	—	279

Net cash used in investing activities	(1,280)	(4,214)

Cash flows from financing activities:
Proceeds from cash overdraft	—	1,753
Proceeds from issuance of common stock	354	198
Income tax benefit of stock options exercised	35	—
Repayment of long-term debt and capitalized lease obligations	(20)	(755)

Net cash provided by financing activities	369	1,196

Net change in cash and cash equivalents	(426)	(1,449)
Cash and cash equivalents, beginning of period	2,702	1,449

Cash and cash equivalents, end of period	$2,276	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$15	$46
Income taxes, net of refunds	396	184

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended October 2, 2005 and October 3, 2004

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At October 2, 2005, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise Champps Americana casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of October 2, 2005 and the results of operations for the interim periods ended October 2, 2005 and October 3, 2004. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three month period ended October 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of our adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) as more fully described in Note 2.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2006 will consist of 52 weeks while fiscal 2005 consisted of 53 weeks. Fiscal 2006 will consist of four quarters of 13 weeks each. The three-month period ended October 2, 2005 includes 13-weeks. Whereas, the three-month period ended October 3, 2004 includes 14 weeks. Accordingly, results for these two reporting periods may not be comparable.

Use of Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company’s consolidated financial statements include the useful lives and recoverability of property and equipment, the recoverability of goodwill, the valuation allowance for deferred tax assets, accruals for the self insured risk relating to workers’ compensation and general liability, accruals for stock based compensation, and accruals for loss contingencies. Actual results could differ from those estimates.

Reclassifications

The Company provides discounted meals and beverages to guests for promotional purposes and discounted meals to its employees. Prior to the fourth quarter of fiscal 2005, these discounts had been included in restaurant sales, with an offsetting charge to other operating expense and general and administrative expense. In the fourth quarter of 2005, the Company decided to report these amounts a net basis and, accordingly, the Company eliminated such amounts for all periods presented. These reclassifications had no effect on previously reported net income, shareholders’ equity or cash flows. The reclassification for the three-month period ended October 3, 2004 was as follows (in thousands):

Three Months Ended
October 3, 2004
Revenue, as previously reported	55,497
Reclassification	(1,343)

Revenue reflecting the reclassification	54,154

Other operating expense, as previously reported	9,199
Reclassification	(1,336)

Other operating expense reflecting the reclassification	7,863

General and administrative expense, as previously reported	3,091
Reclassification	(7)

General and administrative expense reflecting the reclassification	3,084

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” The Company adopted SFAS No. 123R effective July 4, 2005, the first day of its fiscal 2006. See Note 2 below for discussion.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets.” SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company has historically not capitalized rental costs during the construction period and does not believe that the adoption of FAS 13-1 will have a material impact on its financial statements.

2.	Stock-Based Compensation

The Company currently sponsors certain stock-based compensation plans as described below. Effective July 4, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on each separately vesting portion of the awards, however, the total compensation expense is recognized on a straight-line basis over the vesting period.

In accordance with the provisions of SFAS No. 123 (R), total stock-based compensation expense in the amount of $96,000 was recorded in the three months ended October 2, 2005. The total stock-based compensation expense was recorded in general and administrative expense. The total income tax benefit recognized in the consolidated statement of operations for the share-based arrangements for the three months ended October 2, 2005 was $19,000.

Prior to fiscal 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Cash received from option exercise under all share-based payment arrangements for the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $4,966,000, $255,000, and $1,325,000, respectively. Cash received from option exercise under all share-based payment arrangements for the three months ending October 2, 2005 was $354,000. While the Company has taken tax deductions for stock option exercises over the last three fiscal years, the related tax benefits have not been realized because of the Company’s net operating loss carryforwards. The total fair value of shares vested during the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $439,000, $967,000 and $1,010,000, respectively. The total fair value of shares vested during the three months ending October 2, 2005 was $96,000.

Stock Option and Incentive Plans

The Company maintains stock option plans under which the Company may grant incentive stock options and non-qualified stock options to associates, consultants and non-employee directors. Under the Company’s 1997 Stock Option and Incentive Plan, a maximum of 1,365,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of October 2, 2005, 32,795 shares remain available for grant under the 1997 Stock Option and Incentive Plan. Under the Company’s 2003 Stock Option and Incentive Plan, a maximum of 1,250,000 shares of our common stock was approved to be issued or transferred to certain non-employee directors, officers and employees pursuant to stock based awards granted. As of October 2, 2005, 525,357 shares remain available for grant under the 2003 Stock Option and Incentive Plan.

In September 2005, the Company’s Board of Directors approved the 2005 Stock Incentive Plan, subject to approval of the Company’s stockholders at the next annual meeting in December 2005. If approved, the number of shares of common stock reserved for issuance under the 2005 Stock Incentive Plan would be equal to the sum of 500,000 shares of common stock, plus any shares of common stock available for grant (including shares which become available due to forfeitures of outstanding options or other awards) under the Company’s 1997 Stock Option and Incentive Plan and the Company’s 2003 Stock Option and Incentive Plan. If approved, no additional grants would be made under the 1997 or 2003 plans.

Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over three years for officers and employees. The granted options generally have ten year contractual terms.

The Company issued options to purchase 10,000 common shares at an exercise price of $6.88 in the first quarter of fiscal 2006. These options vested immediately. The Company estimated that these options had a grant-date fair value of $34,000 using a Black-Scholes option-pricing model utilizing the following assumptions.

Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
4.11%	5.0 Years	51.5%	0.00%

The risk free-rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was developed using a “simplified” method for “plain vanilla” options outlined in Securities and Exchange Commission Staff Accounting Bulletin No. 107. The expected volatility was based on the historical volatility of the Company’s stock for the past five years.

Compensation expense of $190,000 related to previously granted stock option awards which are non-vested had not yet been recognized at October 2, 2005. This compensation expense is expected to be recognized over a weighted-average period of approximately nine months.

The following summarizes stock option activity for the last three fiscal years and the first quarter of fiscal 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	1.78
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	2.74
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	3.09
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81
Granted	10,000	6.88	3.40
Exercised	(56,533)	5.47
Forfeited	(94,255)	7.57

Outstanding at October 2, 2005	968,780	$6.81		7.2	$487

Exercisable at October 2, 2005	820,003	$6.67		6.9	$487

The total intrinsic value of options exercised was $4,381,000, $27,000, and $511,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The total intrinsic value of options exercised was $88,000 for the three months ended October 2, 2005.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of October 2, 2005, 259,297 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible associates of the Company may participate in quarterly offerings of shares made by the Company. The participating associates purchase shares at a 15 percent discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. In the first fiscal quarter of 2006, an expense of $18,000 was recorded under the provisions of SFAS 123R for the 7,286 shares purchased under the purchase plan for that quarter. The pro forma expense associated with the purchase plan was $17,000 for the first fiscal quarter of 2005 for the 7,063 shares purchased under the purchase plan for that quarter. The pro forma expense associated with the purchase plan was $180,000, $67,000, and $75,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The associated shares purchased under the purchase plan were 40,669, 32,756 and 27,177 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively

The Company values the purchase plan shares utilizing a look-back share option pricing methodology with a Black-Scholes option-pricing model framework. The following key assumptions were used to value the purchase plan shares issued for each year.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2003	1.15%-1.68%	.25 Years	60.0%-89.3%	0.00%
2004	0.85%-1.04%	.25 Years	28.4%-51.7%	0.00%
2005	1.09%-2.76%	.25 Years	19.8%-39.6%	0.00%
2006	3.15%	.25 Years	28.2%	0.00%

The risk free-rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was life of the quarterly look-back option. The expected volatility was based on the historical volatility of the Company’s stock for those quarters.

Pending Restricted Stock Awards

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’ Donnell, its new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock will be awarded to Mr. O’Donnell which vest over a seven year period or sooner. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below. These awards are subject to shareholder approval of the Company’s issuance of additional equity securities under the Company’s benefit plans pursuant to which such shares are granted. If the shareholders of the Company fail to approve the issuance of additional equity securities under the Company’s benefit plans by the date any portion of the restricted stock award would otherwise have vested, the Company is required to make a cash payment to Mr. O’Donnell equal to the economic value of such vested shares. Accordingly, the value of these awards is remeasured each period and a liability is recorded/adjusted to the fair value at each reporting date.

Certain shares of the restricted stock may vest earlier upon a qualifying disability, death, retirement or change in control. The 386,010 share restricted stock award includes a performance element that allows vesting to accelerate if certain Company common stock share price performance measures are met. Specifically, one-half of this restricted stock award vests over an eight quarter period if the market price of the stock appreciates 200% ($17.32) or more for a sixty consecutive day period prior to the second anniversary of the employment agreement. The remainder of the restricted stock award vests over an eight quarter period if the market price of the stock appreciates 300% ($25.98) or more for a sixty consecutive day period prior to the 3rd anniversary of the employment agreement.

The Company is obligated to make a cash payment to Mr. O’Donnell equal to the economic value of the vesting shares if the shareholders do not approve the authorization of additional incentive shares to be issued and compensation expense of $209,000 was recorded for the three months ended October 2, 2005 accordingly. The related deferred compensation liability as of October 2, 2005 totaled $540,000 and represented the economic (e.g. market value) at that date of shares which would have otherwise vested under the award.

In August 2005, the Company agreed to award its new Chief Operating Officer and Chief Financial Officer shares of restricted stock which are subject to shareholder approval of the Company’s issuance of additional securities under the Company’s benefit plans pursuant to which such shares are granted. If approved, the new Chief Operating Officer, Mr. Richard Scanlan, will be awarded 32,000 shares of restricted common stock that vest over three years and 70,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. If approved, the new Chief Financial Officer, Mr. David Womack, will be awarded 32,000 shares of restricted stock that vest over three years and 60,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. Through October 2, 2005, the Company had not recorded any compensation expense related to Mr. Scanlan and Mr. Womack’s restricted stock awards because of the shareholder approval requirement which is not considered a certainty and there is no provision for cash settlement if shareholders do not approve these awards.

Pro Forma Effects

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148 and SFAS No. 123 (R), our net income (loss) and income (loss) per share for the last three years and the quarters of fiscal 2005 would have been as follows. The amounts for each of the three fiscal periods presented below have been adjusted to correct stock-based employee compensation expense associated with the pro forma effect of accounting for stock-based compensation previously disclosed. The corrected pro forma stock-based employee compensation costs decreased from previously disclosed amounts as a result of certain adjustments made for mathematical and accounting procedural inaccuracies.

	Fiscal Year Ended
	June 29, 2003	June 27, 2004	July 3, 2005
Net income (loss), as reported	18,066,000	4,272,000	(249,000)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(259,000)	(571,000)	(595,000)

Pro forma net income (loss)	17,807,000	3,701,000	(844,000)

Basic income (loss) per share - as reported	1.44	0.33	(0.02)
Basic income (loss) per share - pro forma	1.42	0.29	(0.07)
Diluted income (loss) per share - as reported	1.35	0.33	(0.02)
Diluted income (loss) per share - pro forma	1.34	0.29	(0.07)

	Quarter ended
	October 3, 2004	January 5, 2005	April 3, 2005	July 3, 2005
Reported net income (loss)	1,187,000	2,658,000	(3,572,000)	(522,000)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(146,000)	(160,000)	(222,000)	(67,000)

Pro forma net income (loss)	1,041,000	2,498,000	(3,794,000)	(589,000)

Basic income (loss) per share - as reported	0.09	0.21	(0.28)	(0.04)
Basic income (loss) per share - pro forma	0.08	0.19	(0.29)	(0.05)
Diluted income (loss) per share - as reported	0.09	0.20	(0.28)	(0.04)
Diluted income (loss) per share - pro forma	0.08	0.19	(0.29)	(0.05)

The fair value of each stock option granted under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The following key assumptions were used to value the option grants issued for each year.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2003	1.40%	2.4 Years	57.4%	0.00%
2004	2.06%	2.8 Years	58.8%	0.00%
2005	2.71%	2.8 Years	58.2%	0.00%

The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period for each separately vesting portion of the awards.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 2, 2005	October 3, 2004
Basic income per share:
Net income (loss)	$(206,000)	$1,187,000

Weighted average shares outstanding	13,050,243	12,822,402

Net income (loss) per share - basic	$(0.02)	$0.09

Diluted income per share:
Net income (loss)	$(206,000)	$1,187,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c )	(c	)

Net income (loss) plus assumed conversions	$(206,000)	$1,187,000

Weighted average shares outstanding	13,050,243	12,822,402
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	—	256,991
Net effect of dilutive warrants based on the treasury stock method using average market price	(b )	(b	)
Assumed conversion of 5.5% convertible subordinated notes	(c )	(c	)

Total shares outstanding for computation of per share earnings	13,050,243	13,079,393

Net income (loss) per share - diluted	$(0.02)	$0.09

(a)	For the three months ended October 2, 2005 and October 3, 2004, 64,893 and 1,300 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

(c)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was anti-dilutive.

4.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,206,000 at October 2, 2005 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

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

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and “Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. AIG was also provided with cash collateral in connection with the insurance policies of approximately $2.1 million. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies, however AIG has not released the surety bond. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that since the policies were with a subsidiary of AIG, the letter agreement is not valid.

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

On March 24, 2005, Champps filed its Notice of Voluntary Dismissal in the Federal District Court for the District of Massachusetts and on March 25, 2005, Champps filed suit in Trial Court of the Commonwealth of Massachusetts naming AIG as defendant based on AIG’s failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. The matter involving National Union is currently pending arbitration in New York. The AIG Trial Court matter described above is in its preliminary phase and the Company will pursue release from further liability vigorously. The Company has not yet conducted discovery on AIG’s liability assertions and other relevant issues in the Trial Court matter. Thus, the Company is unable at this time to predict an outcome or estimate reasonably a range of loss that it would incur if AIG was to prevail in the Trial Court matter.

The Company may also be required to assume other liabilities of DAKA in connection with the spin-off and may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of the sale of Fuddruckers. These indemnifications are discussed further in this section under the heading “Indemnifications and Representations Related to Predecessor Companies”. Based upon the circumstances known to the Company at this time, and the length of time that has elapsed since the spin-off of DAKA and the sale of Fuddruckers, the Company believes any additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” and “Litigation”. Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Build-to-Suit and Construction Commitments

On November 23, 2004, the Company entered into a development agreement for the development and sale/leaseback of restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $50.0 million financing commitment, funding of which is subject to various pre-closing conditions. The agreement expires in October 2006. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the development agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement. As of October 2, 2005 and July 3, 2005, the Company had no construction projects in process that were being financed by AEI.

As of October 2, 2005, the Company had $0.1 million of other contractual construction commitments requiring payments in the next twelve months.

5.	Consolidated Statements of Cash Flows

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $69,000 and $109,000 which is included in general and administrative expense on the consolidated statements of operations for the three months ended October 2, 2005 and October 3, 2004, respectively.

6.	Long Term Debt

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank. The facility provides up to $5,000,000 for the issuance of letters of credit. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 2.0 to 3.0 percent. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. Outstanding borrowings under the facility are required to be converted to a five-year term loan if senior debt to EBITDA exceeds specified levels, however, based upon our current senior debt to EBITDA ratio, this conversion is not required. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company. As of October 2, 2005, the Company had no outstanding borrowings and had placed letters of credit of $3.2 million under this facility. The available balance for borrowing under this facility at October 2, 2005 was $21.7 million.

7.	Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	October 2, 2005	July 3, 2005
Prepaid rents, real estate taxes and related costs	$1,608	$1,582
Prepaid insurance	1,178	895
Prepaid licenses and permits	171	219
Prepaid contracts and other	583	508
Prepaid income taxes	101	—

	$3,641	$3,204

8.	Other Assets, Net

The components of other assets, net were as follows (in thousands):

	October 2, 2005	July 3, 2005
Deferred financing costs	$872	$968
Liquor licenses	801	808
Long-term deposits	112	112
Leasehold rights	600	606
Investment in licensee	146	—
Other	34	39

	$2,565	$2,533

The investment in licensee reflects the Company’s cash investment through October 2, 2005 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company will have an eight percent equity interest in the venture.

9.	Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	October 2, 2005	July 3, 2005
Salaries, wages, related taxes and benefits	$1,959	$3,333
Accrued taxes, predominantly sales and property	2,652	2,678
Accrued insurance	1,045	1,006
Accrued severance	338	482
Accrued utilities	567	561
Gift card/certificate liability	889	1,033
Other	745	659

	$8,195	$9,752

Salaries, wages, related taxes and benefits decreased due to the timing the payroll cycle. One week of payroll was accrued at October 2, 2005 compared to two weeks of payroll at July 3, 2005

The components of other long-term liabilities were as follows (in thousands):

	October 2, 2005	July 3, 2005
Tenant improvement allowances	$21,591	$21,129
Deferred rents	9,959	9,610
Accrued insurance	1,127	1,002
Deferred compensation	540	331
Other	1	5

	$33,218	$32,077

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

Forward-Looking Statements

The matters discussed in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the highly competitive nature of the casual dining restaurant industry;

•	our ability to open and operate additional restaurants profitably;

•	our ability to raise capital in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified associates;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the inability to cancel unfavorable leases;

•	the ability to repay or refinance our indebtedness;

•	the ability to maintain effective internal controls; and

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our previously filed Annual Report on Form 10-K for the fiscal year ended July 3, 2005, our other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on the Company’s results of operations. All forward-looking statements made in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Overview

We are a restaurant company competing in the upscale casual dining market. As of October 2, 2005, we owned and operated 53 and franchised 12 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise restaurants in 23 states with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

The first Champps opened in 1984. At June 1999, we owned 18 restaurants. In fiscal years 2000 through 2002, we opened or acquired 16 restaurants. We opened seven restaurants in each of our fiscal years 2003 and 2004. In fiscal 2005, we opened four additional locations. We have opened one restaurant thus far in fiscal 2006 and expect to only open one to two additional new company-operated restaurants over the balance of the fiscal year. Also, a licensee/joint venture restaurant under which we will have an eight percent equity interest opened in the Dallas/Fort Worth airport in October 2005. We planned this modest growth in 2006 as we undertake certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria.

Our current restaurants range in size from approximately 7,000 square feet to 12,100 square feet, with an average of about 9,200 square feet. We have built smaller restaurants starting in fiscal 2003, averaging approximately 8,500 square feet. Also, we are in the process of developing a smaller prototype of approximately 6,500 to 7,500 square feet. This smaller prototype should provide us a greater opportunity to construct additional restaurants because of the greater number of site options for this size restaurant. In addition, we should be able to improve on our economic model as the cost to build these smaller restaurants will be lower than our existing prototype. Pre-opening expenses have historically averaged approximately $385,000 per restaurant.

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a three-year $25.0 million revolving bank credit facility, although at October 2, 2005, we did not have any outstanding borrowings under the bank credit facility.

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

Our comparable sales trends have been negative for five consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection and other operational factors may have contributed to the lower sales, as well as, certain economic and other external factors such as the NHL hockey strike for the entire 2004/2005 season.

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

One of the other key factors we use in evaluating and understanding our restaurants and assessing our operating performance is our store operating margins. We define our store operating margin as restaurant sales less restaurant-level operating costs (product costs, labor costs, other operating expenses and occupancy). We review store operating margins both in absolute dollar terms and as a percentage of restaurant sales. Although we have been successful in lowering our product costs and labor costs over the past several years, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed expense nature of these costs versus lower average unit sales volumes for our restaurants. Inflation coupled with negative comparable sales has also contributed to the percentage of sales decrease in operating margin.

In March 2005, Michael P. O’Donnell was appointed our new Chief Executive Officer, President and Chairman of the Board. Mr. O’Donnell has identified key strategic initiatives in an effort to improve these negative trends in our comparable sales and improve our long-term profitability. The initiatives consist of:

•	Menu Changes: We are in the process of revising, streamlining and improving our current menu. Our goal is to reduce the number of items on the current menu and renew the focus on introducing popular menu items favored by our customers. The new menu should allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. New or improved menu items are being tested in three of our locations. Early customer feedback on improved hamburgers and new salad and steak offerings have been positive and we expect to rollout a number of these items to all of our restaurants in November 2005. Other menu changes are expected to be rolled out systemwide during fiscal 2006.

•	Validation and Training Programs: We are recertifying and training our associates at every level of our organization. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers. We have completed our first wave of training with our regional directors and restaurant general managers. Additional retraining is in progress and is expected to be completed during the first half of fiscal 2006.

•	Bar Reinvigoration Initiatives: In fiscal 2005, approximately 28.5% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages which is some of the highest alcohol sales in the upscale casual dining market. Despite this, our alcohol sales have declined as a percentage of overall revenues over the last several years and we hope to reverse this trend by year end 2006. Our goal is to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. We will be implementing a new bar training program aimed at improving customer service levels in the second quarter of fiscal 2006. We have updated or replaced many of our draft beer systems and added freezer boxes for chilling beer mugs to all of our restaurants. We are reworking many of our recipes and drink mixes and are reviewing our prices to ensure we are competitive.

•	Revised General Manager Bonus Plan: We implemented a more aggressive and performance based bonus plan at the start of fiscal 2006 focused on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. We expect to further enhance this bonus plan by creating cash-flow agreements where, in which, our general managers will have the opportunity to buy an enhanced cash flow interest in the restaurants they operate. We expect to begin to offer several of our superior performers this opportunity in the second half of fiscal 2006.

•	Real Estate Strategy: While we expect only modest growth of new restaurants in fiscal 2006, we are working on upgrading our site selection process to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis software model is being developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. This model will also be critical in helping us explore the possibility of opening new locations outside of our traditional mall settings and creating a smaller prototype restaurant which is currently under design.

•	Franchise Network Development: We value franchising as a potentially profitable function and expect to hire a senior franchise development executive during the second half of fiscal year 2006 or early fiscal 2007 to begin the planning for a more robust franchise network. We believe franchise development will only become an integral part of Champps’ long-term growth strategy once each of the above objectives is completed and the negative trends in same store sales are reversed.

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

Minimum wage increases have occurred last fiscal year in several states where we operate and several states have approved increases to take effect in our current fiscal year. While most of our kitchen staff are paid in excess of minimum wage levels and would not be affected by the increases, our server and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of the state mandated minimum wage increases.

The Company experienced some, but not significant, effects from the recent hurricanes. Hurricanes Katrina and Rita caused a total of eleven store closure days in four restaurants in Louisiana and Texas during first quarter 2006. Also, a closure of one store for five days was experienced in Florida during second quarter 2006 as a result of hurricane Wilma.

Our financial results for our first quarter of fiscal 2006 ended October 2, 2005 included:

•	Consolidated revenues decreased 1.8% to $53.2 million from $54.2 million in the prior year reflective of the extra operating week in fiscal 2005 and lower comparable sales of 3.2% partially offset by the full-year inclusion of four restaurants opened in fiscal 2005 and the partial year sales of one restaurant opened in fiscal 2006.

•	A loss before income taxes of $0.2 million was recorded in the first quarter of fiscal 2006 compared to income before income taxes of $1.6 million in the same quarter of the prior fiscal year. The extra week in fiscal 2005 lowered expenses as a percent of revenues in that year for fixed expenses such as utilities, occupancy, depreciation and amortization.

•	A net loss of $0.2 million, or $0.02 diluted loss per share, was reported in the first quarter of fiscal 2006 compared to net income of $1.2 million, or $0.09 diluted income per share, in the first quarter of fiscal 2005.

Share-Based Compensation and Pending Restricted Stock Awards

Effective July 4, 2005, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Accounting for Stock-Based Compensation.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). We selected the modified prospective method of adoption described in SFAS No. 123(R).

In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amount of $96,000 was recorded for the three months ended October 2, 2005. The total stock-based compensation expense was recorded in general and administrative expense.

Prior to fiscal 2005, we elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the grant date.

We have entered into agreements to award 708,680 shares of restricted stock to certain members of our executive team in conjunction with the execution of their respective employment contracts. The grant of these awards is subject to shareholder approval to permit the issuance of additional shares. As we do not believe that the shareholder approval is a certainty, the awards are not considered granted for accounting purposes and the stock-based compensation provisions of SFAS No. 123(R) will not be applied to their measurement and recognition until shareholder approval is obtained. However, the agreement for 514,680 shares of these awards has a cash equivalency feature whereby we are required to make a cash payment equal to the economic value of the vesting shares if the shareholders do not approve the authorization of additional shares to be issued. Compensation expense of $209,000 was recorded in general and administrative expense for the three months ended October 2, 2005 and a total liability of $509,000 was recorded as of October 2, 2005 representing the economic (e.g. market) value at that date of shares which would have vested under the award with the cash equivalency feature. Excluding the restricted stock awards discussed below, we estimate that $190,000 of compensation cost related to previously granted awards which are non-vested has not yet been recognized. This compensation cost is expected to be recognized over a weighted-average period of approximately nine months.

See Note 2 to Notes to the Unaudited Consolidated Financial Statements for more information concerning our adoption of SFAS No. 123(R) and specifics concerning our stock-based compensation plans and the restricted stock awards.

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

Items significantly impacted by estimates and judgments include, but are not limited to, representations, warranties and indemnities provided in connection with the spin-off of DAKA in 1997 and the subsequent sale of the Fuddruckers business unit in 1998, self-insured risks relating to workers’ compensation and general liability claims and legal liabilities, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, fair value of stock based compensation, valuation of deferred tax assets and the recording of income tax expense.

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

During the third quarter of fiscal 2005, we recorded a $6.6 million asset impairment charge covering four restaurants. Additionally, we have another four restaurants open for at least six quarters which had positive cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. However, we have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants. We determined that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed.

Our forward-looking judgments and estimates concerning the above mentioned restaurants may not materialize. If such cash flows associated with any of these restaurants do not sufficiently improve, we would record an asset impairment charge for all or a portion of the respective restaurant’s long-lived assets depending on the fair value assigned to such assets. As of October 2, 2005, the long-lived assets value on these four restaurants totaled $6.4 million.

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

Stock-based compensation

Effective at the beginning of fiscal 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised), “Accounting for Stock-Based Compensation.” Under the fair value provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period (usually the vesting period). Determining the fair value of stock-based awards at the date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of July 3, 2005, we had net deferred tax assets of $29.4 million. We believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of October 2, 2005, we had federal net operating loss carryforwards of approximately $43.0 million, expiring at various dates through 2023, certain states’ net operating loss carryforwords totaling $11.0 million expiring at various dates through 2024 and FICA tip credit carryforwards of approximately $8.5 million, expiring at various dates through 2026.

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

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of October 3, 2005, 48 restaurants of our total 53 restaurants in operation were included in our comparable sales calculation.

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

General and Administrative Expenses - General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, stock award costs, restaurant manager-in-training wages and costs, bonuses and related associate payroll taxes and benefits, travel, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Other Financial Definitions - Severance expense consists of the cost associated with the separation agreements with certain former employees. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements but also included an investment gain in the first quarter of fiscal 2005. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997.

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 2006 will consist of 52 weeks while fiscal 2005 consisted of 53 weeks. The extra week in fiscal 2005 fell in the first quarter.

Reclassification of Promotional and Employee Discounts – We provide discounted meals and beverages to guests for promotional purposes and discounted meals to our employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In fiscal 2005, we decided to report these amounts on a net basis and, accordingly, we eliminated such amounts for all periods presented. These reclassifications had no effect on net income, shareholders’ equity or cash flows. The reclassification for the first three-month period ended October 3, 2004 was as follows (in thousands):

Three Months Ended
October 3, 2004
Revenue, as previously reported	55,497
Reclassification	(1,343)

Revenue reflecting the reclassification	54,154

Other operating expense, as previously reported	9,199
Reclassification	(1,336)

Other operating expense reflecting the reclassification	7,863

General and administrative expense, as previously reported	3,091
Reclassification	(7)

General and administrative expense reflecting the reclassification	3,084

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands except for restaurant sales per operating week).

	Three Months Ended
	October 2, 2005		October 3, 2004
Revenue:
Sales	$53,074	99.7%	$54,001	99.7%
Franchising and royalty, net	137	0.3	153	0.3

Total revenue	53,211	100.0%	54,154	100.0%

Cost of sales and operating expenses
(as a percentage of sales)
Product costs	15,040	28.3%	15,366	28.5%
Labor costs	17,480	32.9	17,619	32.6
Other operating expense	8,011	15.1	7,863	14.6
Occupancy	5,690	10.7	5,204	9.6
Pre-opening expenses	275	0.6	213	0.4

Total cost of sales and operating expenses	46,496	87.6	46,265	85.7
(as a percentage of total revenue)
General and administrative expenses	3,691	6.9	3,084	5.7
Depreciation and amortization	2,772	5.2	2,680	5.0
Severance	100	0.2	—	—
Other (income) expense, net	59	0.1	(142)	(0.3)

Income (loss) from operations	93	0.2	2,267	4.2

Other expense:
Interest expense and income, net	333	0.6	374	0.7
Expenses related to predecessor companies	(3)	—	310	0.6

Income (loss) before income taxes	(237)	(0.4)	1,583	2.9
Income tax expense (benefit)	(31)	—	396	0.7

Net income (loss)	$(206)	(0.4)%	$1,187	2.2%

Restaurant operating weeks	686		672
Restaurant sales per operating week	$77.4		$80.4
Number of restaurants (end of period)
Company-owned	53		48
Franchised	12		12

Total restaurants	65		60

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month following the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We opened one restaurant during the quarter ended October 2, 2005 and did not open any new restaurants in the quarter ended October 3, 2004.

First Quarter of Fiscal 2006 Ended October 2, 2005 Compared to the First Quarter of Fiscal 2005 Ended October 3, 2004

Total revenue. Total revenue decreased approximately $1.0 million, or 1.8%, to $53.2 million in the first quarter of fiscal 2006 from $54.2 million for comparable quarter in the prior year. Comparable same store sales decreased 3.2% for the first quarter of fiscal 2006 compared to our first quarter of last year on a basis that excludes the extra week in the first quarter of fiscal 2005. Comparable same store food sales decreased 3.7% while comparable same store alcohol sales decreased 2.1%. Restaurant sales per operating week for all restaurants decreased $2,992, or 3.7%, to $77,367 in the first quarter of fiscal 2006 from $80,359 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.50 for the first quarter of fiscal 2006 compared to $13.42 for the first quarter of fiscal 2005. During the first quarter of fiscal 2006, food sales and alcoholic beverage sales represented 72.2% and 27.8% of our total food and beverage sales, respectively. During the first quarter of fiscal 2005, food and alcoholic beverage sales represented 72.3% and 27.7% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.4 million, or 2.6%, to $15.0 million in the first quarter of fiscal 2006 from $15.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.3% for fiscal 2006 and 28.5% for fiscal 2005. The decreased product cost resulted from lower meat and poultry prices.

Labor costs. Labor costs decreased by $0.1 million, or 0.6%, to $17.5 million in the first quarter of fiscal 2006 from $17.6 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 32.9% in the first quarter of fiscal 2006 from 32.6% in the comparable prior year period due to higher bonus costs resulting from our new bonus plan which was put in place at the beginning of fiscal 2006.

Other operating expense. Other operating expense increased $0.1 million, or 1.3%, to $8.0 million in the first quarter of fiscal 2006 from $7.9 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.1% in the first quarter of fiscal 2006 from 14.6% in the same prior year quarter. The increase as a percent of sales resulted from higher utility costs and the sales recorded as a result of the extra week in fiscal 2005’s first quarter.

Occupancy. Occupancy expense increased $0.5 million, or 9.6%, to $5.7 million in the first quarter of fiscal 2006 from $5.2 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.7% in the first quarter of fiscal 2006 from 9.6% in the comparable prior year period. Occupancy expense increased as a percent of sales due to lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005’s first quarter.

Pre-opening expenses. Pre-opening expenses were $0.3 million for the first quarter of fiscal 2006 and $0.2 million for the comparable prior year period. We opened one restaurant in the first quarter of fiscal 2006. We did not open any restaurants in the first quarter of fiscal 2005, however, we opened two restaurants in the second quarter of fiscal 2005, a portion of whose pre-opening costs were incurred in the first quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.6% for fiscal 2006 and 0.4% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $0.2 million, or 0.4%, to $46.5 million in the first quarter of fiscal 2006 from $46.3 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 19.4%, to $3.7 million in the first quarter of fiscal 2006 from $3.1 million in the comparable prior year period. General and administrative expenses increased as a result of compensation expense for stock-based compensation resulting from adoption of a new accounting standard and restricted stock awards, auditing and consulting costs associated with our Sarbanes-Oxley internal controls assessment, a $175,000 litigation settlement received and recorded as a reduction of expense in the first quarter of 2005 and costs associated with our strategic initiatives. General and administrative expenses as a percentage of total revenue increased to 6.9% for the first quarter of fiscal 2006 from 5.7% in the first quarter of fiscal 2005 as a result of the higher costs in first quarter of fiscal 2005 and the higher revenues recorded as a result of the extra week in fiscal 2005’s first quarter.

Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 3.7%, to $2.8 million for the first quarter of fiscal 2006 from $2.7 million in the comparable prior year period. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $6.6 million recorded in the third quarter of fiscal 2005. We estimate that an additional $0.2 million of depreciation and amortization expense would have been recorded in the first quarter of fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue increased to 5.2% in fiscal 2006 from 5.0% in fiscal 2005 due to lower average restaurant revenues and the revenues recorded as a result of the extra week in fiscal 2005’s first quarter.

Severance. Severance expenses totaled $0.1 million for the first quarter of fiscal 2006 compared to no expenses in the comparable prior year quarter. The severance expense related to payments to six employees whose services with the Company were terminated.

Other Income/Expense. There were $0.1 million of other expenses for the first quarter of fiscal 2006 compared to $0.1 million of other income in the comparable prior year quarter. A gain of approximately $0.2 million was recorded in the prior year quarter related to a one-time sale of an investment.

Interest expense and income, net. Interest expense and income, net was $0.3 million in the first quarter of fiscal 2006 and $0.4 million in the first quarter of fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 compared to those in the same prior year period.

Expenses related to predecessor companies. For the first quarter of fiscal 2006, we incurred essentially no expenses related to predecessor companies compared to $0.3 million in the comparable prior year quarter. The prior year amount related to court awarded attorney fees for a litigation matter.

Income (loss) before income taxes. Income (loss) before income taxes decreased $1.8 million to a loss of $0.2 million in the first quarter of fiscal 2006 compared to a profit of $1.6 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense/benefit. For the first quarter of fiscal 2006, we recorded an income tax benefit of $31,000 compared to an expense of $0.4 million in the comparable prior year quarter. The effective tax rate for our first quarter this year was 13.1% versus 25.0% for the comparable period last year, each reflective of benefits for FICA tax credits.

Liquidity and Capital Resources

As of October 2, 2005, our cash balance was $2.3 million. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry. Our net working capital increased by $2.8 million in first quarter of fiscal 2006 primarily as a result of reduced capital expenditures and receipt of tenant improvement allowances of $1.6 million.

For the first quarter of fiscal years 2006 and 2005, we generated cash flow from operating activities of $0.5 million and $1.6 million, respectively. The decreased cash flow from operations in fiscal 2006 versus fiscal 2005 was primarily due to decreased cash caused by paydowns of liabilities and lower profitability. We received proceeds from tenant improvement allowances in the amount of $1.6 million in the first quarter of fiscal 2006 and none in the first quarter of fiscal year 2005. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. We anticipate receiving cash for tenant improvement allowances of approximately $0.3 million for balance of fiscal 2006. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At October 2, 2005, we had $51.5 million of such carryforwards and credits available through 2026 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. We opened one new restaurant in the first quarter of fiscal 2006 whose capital expenditures were mostly incurred in the prior quarter. We opened no restaurants in the first quarter of fiscal 2005, however, we opened two new restaurants in the second quarter of fiscal 2005. We have no new company-operated restaurants scheduled to open in the second quarter of fiscal 2006. The following table, in thousands, details our capital expenditures.

	Three Months Ended
	October 2, 2005	October 3, 2004
New store construction	$377	$3,273
Existing store remodel and refurbishment	855	1,208
Corporate related capital expenditures	49	152

Purchase of property and equipment	$1,281	$4,633

Total capital expenditures for fiscal year 2006 are anticipated to range from approximately $8 million to $10 million depending on the amount of capital expenditures for new restaurants. These expenditures will primarily be for the construction of up to three new company-operated restaurants expected to open in fiscal 2006, construction for certain restaurants expected to open in early fiscal 2007 and for upgrades to existing restaurants. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

We have an agreement with AEI Fund Management, Inc. (“AEI”) for the development and sale/leaseback financing up to $50.0 million. At October 2, 2005, we had not completed any restaurants under this commitment. The agreement expires in October 2006. The funding of this build-to-suit facility is subject to various pre-closing conditions. See Note 5 – “Commitment and Contingencies” for further discussion of this agreement.

We have a three-year $25.0 million senior secured credit facility which expires in March 2007. We initially used a portion of the facility to refinance certain of our existing debt, and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and will range from the prime rate to prime 0.5 percent or, if elected by us, LIBOR plus 2.0 to 3.0 percent. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The credit facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period (of which through October 2, 2005 we have opened six new company owned restaurants) and also limits the amount of dividends and/or stock repurchases (of which through October 2, 2005, we have not had any). As of October 2, 2005, the Company had no outstanding borrowings under this facility and had placed letters of credit of $3.2 million under the facility with $21.7 million available for additional borrowing.

Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels, however, based upon our current senior debt to EBITDA ratio this conversion is not required. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of October 2, 2005, we were in compliance with all debt covenants and financial ratios contained in the notes and the senior secured credit facility.

Our long-term debt is principally comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. All of the notes will be automatically converted, at our option, into shares of common stock at the then effective conversion price if the closing price of the common stock exceeds 150% of the then effective conversion price for any 15 out of 20 consecutive trading days at any time within three years after December 2002. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

During fiscal 2005, we expended approximately $1.4 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2006 will not be significant and will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 5 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

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

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($21.7 million available at October 2, 2005) will be sufficient to fund our operations, debt repayment and expansion at least through the end of fiscal 2006. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors” of our Annual Report on Form 10-K for our 2005 fiscal year may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual Obligations and Commitments

Payments, including interest, due by period as of October 2, 2005 (in 000’s)

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$214,798	$16,049	$33,056	$33,300	$132,393
Long-term debt	17,191	916	16,275	—	—
Letters of credit	3,206	3,206	—	—	—
Construction commitments	46	46	—	—	—
Royalties	21,279	391	740	799	19,349

	$256,520	$20,608	$50,071	$34,099	$151,742

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

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. Portions of such contracts not completed at October 2, 2005 as stated above were not reflected as assets or liabilities in our consolidated financial statements.

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, under “royalties” in the schedule above we have presented only 30 years of our obligation.

New Accounting Pronouncements

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company has historically not capitalized rental costs during the construction period and does not believe that the adoption of FAS 13-1 will have a material impact on its financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

At October 2, 2005, we were exposed to interest rate fluctuations on approximately $0.1 million of notes payable carrying variable interest rates. A hypothetical one percent increase in interest rates for these notes payable would increase our annual interest expense by approximately $1,200.

Many of the ingredients purchased for use in the food and beverage products sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term agreements for the products we use most extensively. Also, we believe that our commodity cost risk is diversified as many of our food products are available from several sources and we have the ability to modify product recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase prices charged to our guests by an average of approximately 2.8%. We have not used financial instruments to hedge our commodity product prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of October 2, 2005, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2005.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See “Note 5. Commitments and Contingencies–Litigation” in “Notes to Unaudited Consolidated Financial Statements.”

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description
10.1	Champps Entertainment, Inc. Deferred Compensation Plan Effective September 28, 2005.

31.1	Certification of Michael P. O’Donnell pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of David D. Womack pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Michael P. O’Donnell pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of David D. Womack pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Chairman of the Board, President
and Chief Executive Officer

By:	/s/ David D. Womack
David D. Womack
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

November 10, 2005