Form 10-Q
period 2006-01-01
CHAMPPS ENTERTAINMENT INC
filed 2006-02-02
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 1, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock, $.01 par value, outstanding at January 30, 2006: 13,191,086.

CHAMPPS ENTERTAINMENT INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of January 1, 2006 and July 3, 2005

(In thousands except share data)

(Unaudited)

	January 1, 2006	July 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,182	$2,702
Accounts receivable	2,629	3,417
Inventories	4,684	4,467
Prepaid expenses and other current assets (Note 2)	3,466	3,204
Deferred tax assets	3,147	3,263

Total current assets	24,108	17,053
Property and equipment, net (Note 3)	83,220	86,745
Goodwill	5,069	5,069
Deferred tax assets	26,153	25,911
Other assets, net (Note 4)	2,430	2,533

Total assets	$140,980	$137,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,993	$4,772
Accrued expenses (Note 5)	10,343	9,752
Current portion of long-term debt	103	143

Total current liabilities	13,439	14,667
Long-term debt, net of current portion	14,606	14,506
Other long-term liabilities (Note 5)	32,772	32,077

Total liabilities	60,817	61,250

Commitments and contingencies (Note 7)
Shareholders’ equity (Note 9):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares; none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,174,288 and 13,036,321 shares issued and outstanding at January 1, 2006 and July 3, 2005, respectively)	132	130
Additional paid-in capital	90,074	88,339
Accumulated deficit	(10,043)	(12,408)

Total shareholders’ equity	80,163	76,061

Total liabilities and shareholders’ equity	$140,980	$137,311

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended January 1, 2006 and January 2, 2005

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2006	January 2, 2005	January 1, 2006	January 2, 2005
Revenue
Sales	$57,664	$56,285	$110,738	$110,286
Franchising and royalty, net	157	134	294	287

Total revenue	57,821	56,419	111,032	110,573

Costs and expenses
Cost of sales and operating expenses
Product costs	16,212	16,093	31,252	31,459
Labor costs	17,667	16,989	35,147	34,608
Other operating expense	8,838	7,831	16,849	15,694
Occupancy	5,503	5,231	11,193	10,435
Pre-opening expense	60	431	335	644
General and administrative expense	3,138	3,158	6,829	6,242
Depreciation and amortization	2,887	2,783	5,659	5,463
Severance	5	—	105	—
Other (income) expense	96	21	155	(121)

Income from operations	3,415	3,882	3,508	6,149
Interest expense and income, net	343	383	676	757
Expenses related to predecessor companies	—	(45)	(3)	265

Income before income taxes	3,072	3,544	2,835	5,127
Income tax expense (benefit)	501	886	470	1,282

Net income	$2,571	$2,658	$2,365	$3,845

Basic income per share	$0.20	$0.21	$0.18	$0.30
Diluted income per share	$0.19	$0.20	$0.18	$0.29
Basic weighted average shares outstanding	13,161	12,857	13,105	12,839
Diluted weighted average shares outstanding	14,590	13,107	13,152	13,084

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended January 1, 2006

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Deficit	Total Share- holders’ Equity
	Shares	Amount
Balance as of July 3, 2005	13,036,321	$130	$88,339	$(12,408)	$76,061
Net income	—	—	—	2,365	2,365
Common shares issued	137,967	2	738	—	740
Income tax benefit of stock options exercised	—	—	86	—	86
Stock-based compensation	—	—	250	—	250
Compensation liability reclassification	—	—	661	—	661

Balance as of January 1, 2006	13,174,288	$132	$90,074	$(10,043)	$80,163

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended January 1, 2006 and January 2, 2005

(In thousands)

(Unaudited)

	Six Months Ended
	January 1, 2006	January 2, 2005
Cash flows from operating activities:
Net income	$2,365	$3,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,799	5,674
Amortization of notes payable discount	101	100
Loss on disposal of assets	123	99
Gain on sale of investments	—	(279)
Stock-based compensation	250	—
Deferred income tax expense (benefit)	(126)	1,131
Changes in assets and liabilities:
Accounts receivable	(384)	(1,709)
Inventories	(217)	(249)
Prepaid expenses and other current assets	(262)	(1,647)
Accounts payable	(1,779)	(595)
Accrued expenses	1,252	1,768
Other assets	66	(434)
Other long-term liabilities	(102)	1,063
Proceeds from tenant improvement allowances	1,969	425

Net cash provided by operating activities	9,055	9,192

Cash flows from investing activities:
Purchase of property and equipment	(2,365)	(8,127)
Proceeds from disposal of assets	5	39
Restricted cash	—	101
Proceeds from sale of investments	—	279

Net cash used in investing activities	(2,360)	(7,708)

Cash flows from financing activities:
Proceeds from issuance of common stock	740	277
Income tax benefit of stock options exercised	86	—
Repayment of long-term debt	(41)	(6,988)
Proceeds from long-term debt	—	7,000

Net cash provided by financing activities	785	289

Net change in cash and cash equivalents	7,480	1,773
Cash and cash equivalents, beginning of period	2,702	1,449

Cash and cash equivalents, end of period	$10,182	$3,222

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$476	$480
Income taxes, net of refunds	689	184

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended January 1, 2006 and January 2, 2005

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At January 1, 2006, the Company operated one business segment. The Company's principal business activity is to own, operate and franchise Champps Americana, Champps Restaurant and Champps Restaurant and Bar casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of January 1, 2006 and the results of operations for the interim periods ended January 1, 2006 and January 2, 2005. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended January 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of our adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) as more fully described in Note 9.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2006 will consist of 52 weeks while fiscal 2005 consisted of 53 weeks. The three-month periods ended January 1, 2006 and January 2, 2005, each consisted of 13 weeks. The six-month period ended January 1, 2006 consisted of 26-weeks. The six-month period ended January 2, 2005 consisted of 27 weeks. Accordingly, results for those two reporting periods may not be comparable.

Use of Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company's consolidated financial statements include the useful lives and recoverability of property and equipment, the recoverability of goodwill, the valuation allowance for deferred tax assets, accruals for the self insured risk relating to workers’ compensation and general liability, accounting for stock based compensation, and accruals for loss contingencies. Actual results could differ from those estimates.

Investments in Associated Companies, at Equity

The Company has invested $0.2 million for an 8.0% equity participation in a licensed airport restaurant venture. The Company accounts for this investment in accordance with the equity method of accounting interpreted by the American Institute of Certified Public Accountants Accounting Procedure Bulletin Opinion No. 18 (APB No. 18), “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 states that this form of venture is governed by the American Institute of Certified Public Accountants Statement of Position 78-9 (SOP 78-9). SOP 78-9 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of earnings or loss after the date of acquisition.

Reclassifications

The Company provides discounted meals and beverages to guests for promotional purposes and discounted meals to its employees. Prior to the fourth quarter of fiscal 2005, these discounts had been included in restaurant sales, with an offsetting charge to other operating expense and general and administrative expense. In the fourth quarter of 2005, the Company decided to report these amounts on a net basis and, accordingly, the Company eliminated such amounts for all periods presented. These reclassifications had no effect on previously reported net income, shareholders’ equity or cash flows. The reclassifications for the three and six-month periods ended January 2, 2005 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	January 2, 2005	January 2, 2005
Revenue, as previously reported	$57,783	$113,280
Reclassification	(1,364)	(2,707)

Revenue reflecting the reclassification	$56,419	$110,573

Other operating expense, as previously reported	$9,188	$18,387
Reclassification	(1,357)	(2,693)

Other operating expense reflecting the reclassification	$7,831	$15,694

General and administrative expense, as previously reported	$3,165	$6,256
Reclassification	(7)	(14)

General and administrative expense reflecting the reclassification	$3,158	$6,242

The company also recorded a correction to eliminate previously reported treasury stock in the amount of $3,583,000, which has been reclassified as additional paid-in capital for all periods presented. The treasury shares should have been considered cancelled shares of common stock as opposed to common stock held in treasury for all previous periods presented. The correction of this matter had no impact on revenues, expenses, net income, assets, liabilities, on total shareholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” The Company adopted SFAS No. 123R effective July 4, 2005, the first day of its fiscal 2006. See Note 9 below for discussion.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facilities expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective July 4, 2005. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets.” SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 effective July 4, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company’s financial statements.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concludes that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company has not historically expensed rental costs during the construction period and believes that the adoption of FAS 13-1 will result in an increase of the average per unit pre-opening costs by approximately $0.1 million.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “ Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company has not historically expensed rental costs during the construction period and believes that the adoption of FAS 13-1 will result in a an increase of the average per unit pre-opening costs by approximately $0.1 million.

2.	Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	January 1, 2006	July 3, 2005
Prepaid rents, real estate taxes and related costs	$1,653	$1,582
Prepaid insurance	1,080	895
Prepaid licenses and permits	133	219
Prepaid contracts and other	547	508
Prepaid income taxes	53	—

	$3,466	$3,204

3.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	January 1, 2006	July 3, 2005
Land	$2,923	$2,923
Buildings and leasehold improvements	83,005	80,107
Software	1,336	1,329
Equipment	49,646	47,857
Construction in progress	761	3,831

	137,671	136,047
Accumulated depreciation and amortization	(54,451)	(49,302)

	$83,220	$86,745

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $140,000 and $211,000 which is included in general and administrative expense on the consolidated statements of operations for the six months ended January 1, 2006 and January 2, 2005, respectively.

4.	Other Assets, Net

The components of other assets, net were as follows (in thousands):

	January 1, 2006	July 3, 2005
Deferred financing costs	$776	$968
Liquor licenses	790	808
Long-term deposits	112	112
Leasehold rights	594	606
Equity investment in licensee	128	—
Other	30	39

	$2,430	$2,533

The equity investment in licensee reflects the Company’s cash investment and its share of profits and losses through January 1, 2006 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5.	Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	January 1, 2006	July 3, 2005
Salaries, wages, related taxes and benefits	$3,440	$3,815
Accrued taxes, predominantly sales and property	3,023	2,678
Accrued insurance	1,252	1,006
Accrued utilities	567	561
Gift card/certificate liability	1,621	1,033
Other	440	659

	$10,343	$9,752

The components of other long-term liabilities were as follows (in thousands):

	January 1, 2006	July 3, 2005
Tenant improvement allowances	$21,252	$21,129
Deferred rents	10,312	9,610
Accrued insurance	1,162	1,002
Deferred compensation	—	331
Other	46	5

	$32,772	$32,077

Tenant improvement allowances represent cash received from certain landlords for initial construction costs and are amortized as a reduction of rent expense on a straight-line basis over the lease term as a reduction in rent.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

6.	Long Term Debt

The Company has a three-year $25.0 million senior secured credit facility with LaSalle Bank, as amended, that expires in March 2007. The facility provides up to $5,000,000 for the issuance of letters of credit. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 2.0 to 3.0 percent. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to a total of $10 million over the three-year period. As of January 1, 2006, the Company had no outstanding borrowings and had placed letters of credit of $3.1 million under this facility. The available balance for borrowing under this facility at January 1, 2006 was $21.8 million.

7.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,076,000 at January 1, 2006 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

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

Through June 29, 1997, the Company was self-insured for workers’ compensation, general liability, and various other risks up to specified limits. The Company's share of prior workers' compensation and general liability programs of DAKA through June 29, 1997 were allocated using labor costs and the aggregate costs of such programs were determined through actuarial studies which determined the estimated amount required to be provided for incurred incidents. In connection with the DAKA spin-off discussed further in this Note under “Indemnifications, and Representations Related to Predecessor Companies”, the Company is liable for all claims made subsequent to the effective date of the spin-off, including claims related to associates of DAKA not continuing with the Company after the spin-off, provided the claims relate to events occurring prior to the effective date of the spin-off. The Company believes that any claims related to its obligations resulting from the spin-off, including those listed under “Litigation” in this Note, are adequately accrued for and are unlikely to have a material effect on the Company’s financial position or results of operations.

Tax Contingencies

From time-to-time, the Company and its predecessors have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed our estimates.

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time, The Company is currently not a party to any litigation that management believes, based on information currently available, that is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and “Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies, however AIG has not released the surety bond or the letter of credit. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that since the policies were with National Union, a subsidiary of AIG, the letter agreement is not valid.

In June 2004, Champps filed suit against AIG and National Union Fire Insurance Company of Pittsburgh, PA (“National Union”) based on the defendants’ failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254.

The matter involving National Union is currently pending arbitration in New York. The AIG Trial Court matter described above is in its preliminary phase and the Company will pursue release from further liability vigorously. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. The Company has not yet conducted discovery on AIG’s liability assertions and to date neither AIG or National Union have made demands for any dollar amount in any of the pleadings. Thus, the Company is unable at this time to predict an outcome or estimate reasonably a range of loss that it would incur if AIG was to prevail in this matter.

The Company may also be required to assume other liabilities of DAKA in connection with the spin-off and may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of DAKA’s sale of its Fuddruckers restaurant chain. These indemnifications are discussed further in this Note under the heading “Indemnifications and Representations Related to Predecessor Companies”. Based upon the circumstances known to the Company at this time, and the length of time that has elapsed since the spin-off of DAKA and the sale of Fuddruckers, the Company believes any additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only operating restaurant group. The name of the Company was then changed through a merger to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” and “Litigation”. Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Build-to-Suit and Construction Commitments

On November 23, 2004, the Company entered into a development agreement for the development and sale/leaseback of restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $50.0 million financing commitment, funding of which is subject to various pre-closing conditions. The agreement expires in October 2006. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the development agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement. As of January 1, 2006 and July 3, 2005, the Company had no construction projects in process that were being financed by AEI.

As of January 1, 2006, the Company had no other contractual construction commitments requiring payments in the next twelve months.

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended				Six Months Ended
	January 1, 2006		January 2, 2005		January 1, 2006		January 2, 2005
Basic income per share:
Net income	$2,571,000		$2,658,000		$2,365,000		$3,845,000

Weighted average shares outstanding	13,160,692		12,857,471		13,105,468		12,839,287

Net income per share - basic	$0.20		$0.21		$0.18		$0.30

Diluted income per share:
Net income	$2,571,000		$2,658,000		$2,365,000		$3,845,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	198,000			(c)		(c)		(c)

Net income plus assumed conversions	$2,769,000		$2,658,000		$2,365,000		$3,845,000

Weighted average shares outstanding	13,160,692		12,857,471		13,105,468		12,839,287
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	22,373		249,654		46,218		244,356
Net effect of dilutive warrants based on the treasury stock method using average market price		(b)		(b)		(b)		(b)
Assumed conversion of 5.5% convertible subordinated notes	1,407,129			(c)		(c)		(c)

Total shares outstanding for computation of per share earnings	14,590,194		13,107,125		13,151,686		13,083,643

Net income per share - diluted	$0.19		$0.20		$0.18		$0.29

(a)	For the three months ended January 1, 2006 and January 2, 2005, 576,230 and 1,300 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

For the six months ended January 1, 2006 and January 2, 2005, 407,098 and 1,300 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was not dilutive.

(c)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was not dilutive.

9.	Stock-Based Compensation

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

In accordance with the provisions of SFAS No. 123 (R), total stock-based compensation expense in the amounts of $155,000 and $250,000 were recorded in the three and six months ended January 1, 2006, respectively. In addition, $121,000 and $331,000 of compensation costs related to awards with cash equivalency features subject to shareholder approval were recorded in the three and six months ended January 1, 2006, respectively. The total stock-based compensation expenses were recorded in general and administrative expense. The total income tax benefit recognized in the consolidated statement of operations for the share-based arrangements for the three and six months ended January 1, 2006 were $91,000 and $193,000, respectively.

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

In January 2006, the Company’s Board of Directors approved a plan to use up to $5.0 million to repurchase its common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans.

Stock Incentive Plans

In December 2005, the 2005 Stock Incentive Plan was approved by the Company’s stockholders. The number of shares of common stock reserved for issuance under the 2005 Stock Incentive Plan is equal to the sum of 500,000 shares of common stock, plus any shares of common stock available for grant (including shares which become available due to forfeitures of outstanding options or other awards) under the Company’s 1997 Stock Option and Incentive Plan and the Company’s 2003 Stock Option and Incentive Plan. No additional grants will be made under the 1997 or 2003 plans. As of January 1, 2006, 410,429 shares remain available for grant under the 2005 Stock Incentive Plan.

Stock Options

Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over three years for officers and employees. The granted options generally have ten year contractual terms.

The following summarizes stock option activity for the last three fiscal years and the first six months of fiscal 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	$1.78
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	2.74
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	3.09
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81
Granted	10,000	6.88	3.40
Exercised	(123,650)	5.27
Forfeited	(200,737)	7.58

Outstanding at January 1, 2006	795,181	$6.85		7.0	$269

Exercisable at January 1, 2006	663,657	$6.70		6.8	$269

The Company issued options to purchase 10,000 common shares to a non-employee director at an exercise price of $6.88 in September 2005. These options vested immediately. The Company estimated that these options had a grant-date fair value of $34,000 using a Black-Scholes option-pricing model utilizing the following assumptions.

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

Cash received from options exercised under all share-based payment arrangements for the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $4,966,000, $255,000, and $1,325,000, respectively. Cash received from options exercised under all share-based payment arrangements for the six months ending January 1, 2006 was $740,000. While the Company has taken tax deductions for stock option exercises over the last three fiscal years, the related tax benefits have not been realized because of the Company’s net operating loss carryforwards. The total fair value of shares vested during the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $439,000, $967,000 and $1,010,000, respectively. The total fair value of shares vested during the six months ending January 1, 2006 was $688,000.

Compensation expense of $142,000 related to previously granted stock option awards which are non-vested had not yet been recognized at January 1, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately eight months.

The total intrinsic value of options exercised was $4,381,000, $27,000, and $511,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The total intrinsic value of options exercised was $217,000 for the six months ended January 1, 2006.

Restricted Stock Awards

The following summarizes restricted stock activity for the first six months of fiscal 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 3, 2005	—	$—
Granted	754,205	6.59
Vested	—	—
Forfeited	—	—

Nonvested at January 1, 2006	754,205	$6.59

The grant date fair value was determined to be the stock price of the common stock as of the date of grant.

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’ Donnell, its new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock were awarded to Mr. O’Donnell. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below. These awards were subject to shareholder approval of the Company’s issuance of additional equity securities under the Company’s benefit plans pursuant to which such shares are granted. If the shareholders of the Company had failed to approve the issuance of additional equity securities under the Company’s benefit plans by the date any portion of the restricted stock award would otherwise have vested, the Company would have been required to make a cash payment to Mr. O’Donnell equal to the economic value of such vested shares. Accordingly, the value of these awards was remeasured each period and a liability was recorded/adjusted to the fair value at each reporting date up until December 7, 2005, at which time the awards were approved by the shareholders. The total compensation cost of $121,000 and $31,000 were recorded for these revalued awards in the three and six months ended January 1, 2006, respectively. The balance of the liability of $661,000 as of the date of shareholder approval of the awards was reclassified to shareholders’ equity.

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

In August 2005, the Company agreed to award its new Chief Operating Officer and Chief Financial Officer shares of restricted stock subject to shareholder approval, which occurred December 7, 2005 with the approval of the 2005 Stock Incentive Plan. The new Chief Operating Officer, Mr. Richard Scanlan, was awarded 32,000 shares of restricted common stock that vest over three years and 70,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. The new Chief Financial Officer, Mr. David Womack, was awarded 32,000 shares of restricted stock that vest over three years and 60,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. Through December 6, 2005, the Company had not recorded any compensation expense related to Mr. Scanlan and Mr. Womack’s restricted stock awards because the shareholder approval requirement was not considered a certainty and there was no provision for cash settlement if shareholders did not approve the 2005 Stock Incentive Plan. The grant date fair value of these awards totaled $4.7 million.

Also on December 7, 2005, a total of 45,525 restricted shares of common stock that vest over a one year period were awarded to independent members of the Company’s Board of Directors. The grant date fair value of these awards totaled $0.3 million.

Compensation expense of $4,213,000 related to previously granted restricted stock awards outlined above which are non-vested had not yet been recognized at January 1, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of January 1, 2006, 266,583 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible associates of the Company may participate in quarterly offerings of shares of common stock made by the Company. The participating associates purchase shares of common stock at a 15 percent discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. Expenses of $18,000 and $36,000 were recorded under the provisions of SFAS 123R for the 6,461 and 13,746 shares purchased under the purchase plan for the three and six months ended January 1, 2006, respectively. The pro forma expense associated with the purchase plan was $17,000 and $34,000 for the 6,502 and 13,566 shares purchased under the purchase plan for the three and six months ended January 2, 2005, respectively. The pro forma expense associated with the purchase plan was $180,000, $67,000, and $75,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The associated shares purchased under the purchase plan were 40,669, 32,756 and 27,177 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively

The Company values the purchase plan shares utilizing a look-back share option pricing methodology with a Black-Scholes option-pricing model framework. The following key assumptions were used to value the purchase plan shares issued for each year.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2003	1.15%-1.68%	.25 Years	60.0%-89.3%	0.00%
2004	0.85%-1.04%	.25 Years	28.4%-51.7%	0.00%
2005	1.09%-2.76%	.25 Years	19.8%-39.6%	0.00%
2006	3.15%-3.54%	.25 Years	27.1%-28.2%	0.00%

The risk free-rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was life of the quarterly look-back option. The expected volatility was based on the historical volatility of the Company’s stock for those quarters.

Pro Forma Effects

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and income (loss) per share for the last three years and the quarters of fiscal 2005 would have been as follows. The amounts for each of the three fiscal periods presented below have been adjusted to correct stock-based employee compensation expense associated with the pro forma effect of accounting for stock-based compensation previously disclosed. The corrected pro forma stock-based employee compensation costs decreased from previously disclosed amounts as a result of certain adjustments made for mathematical and accounting procedural inaccuracies.

	Fiscal Year Ended
	June 29, 2003	June 27, 2004	July 3, 2005
Net income (loss), as reported	$18,066,000	$4,272,000	$(249,000)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(259,000)	(571,000)	(595,000)

Pro forma net income (loss)	$17,807,000	$3,701,000	$(844,000)

Basic income (loss) per share - as reported	$1.44	$0.33	$(0.02)
Basic income (loss) per share - pro forma	$1.42	$0.29	$(0.07)

Diluted income (loss) per share - as reported	$1.35	$0.33	$(0.02)
Diluted income (loss) per share - pro forma	$1.34	$0.29	$(0.07)

	Quarter ended
	October 3, 2004	January 5, 2005	April 3, 2005	July 3, 2005
Net income (loss), as reported	$1,187,000	$2,658,000	$(3,572,000)	$(522,000)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(146,000)	(160,000)	(222,000)	(67,000)

Pro forma net income (loss)	$1,041,000	$2,498,000	$(3,794,000)	$(589,000)

Basic income (loss) per share - as reported	$0.09	$0.21	$(0.28)	$(0.04)
Basic income (loss) per share - pro forma	$0.08	$0.19	$(0.29)	$(0.05)

Diluted income (loss) per share - as reported	$0.09	$0.20	$(0.28)	$(0.04)
Diluted income (loss) per share - pro forma	$0.08	$0.19	$(0.29)	$(0.05)

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

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges;

•	the highly competitive nature of the casual dining restaurant industry;

•	the inability to cancel or renegotiate the terms of unfavorable leases;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified associates;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the ability to repay or refinance our indebtedness;

•	the ability to maintain effective internal controls; and

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

Overview

We are a restaurant company competing in the upscale casual dining market. As of January 1, 2006, we owned and operated 53 and franchised/licensed 13 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise restaurants in 23 states with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

The first Champps opened in 1984. At June 2002, we owned 34 restaurants. We opened seven restaurants in each of our fiscal years 2003 and 2004. In fiscal 2005, we opened four additional locations. We have opened one Company-owned restaurant to date in fiscal 2006. Also, a licensee/joint venture restaurant of which we own an eight percent equity interest opened in the Dallas/Fort Worth airport in October 2005. We planned only modest growth in 2006 as we are concentrating on certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria.

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

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a three-year $25.0 million revolving bank credit facility, although at January 1, 2006, we did not have any outstanding borrowings under the bank credit facility.

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

•	Comparable sales or same store sales - this indicator compares the revenue performance of our restaurants open for more than 15 full months to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

•	Average unit volumes - A per store average sales amount. This indicator helps us assess the changes in customer traffic, pricing and impact of adding different sized restaurants.

•	Store operating margin - restaurant sales less restaurant-level operating costs (product costs, labor costs, other operating expenses and occupancy). We review store operating margins both in absolute dollar terms and as a percentage of restaurant sales.

Our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Our operating margins are also susceptible to fluctuations in prices of food commodities, costs associated with delivering the products to our stores and other operating necessities such as natural gas and other utility supplies. The timing of revenues and expenses associated with opening new restaurants is expected also to result in fluctuations in our quarterly and annual results. Changes in any of these factors could adversely affect us and our financial results.

Our comparable sales trends have been negative for six consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection and other operational factors may have contributed to the lower sales, as well as, certain economic and other external factors such as the NHL hockey strike for the entire 2004/2005 NHL season.

Our average weekly sales per restaurant have also been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size. However, the average sales per square foot for our newer stores have been substantially lower than those of our more established locations. We believe this is due largely to certain underperforming sites selected over the past several years. We are in the process of implementing a new site selection process which will incorporate an improved analytical evaluation, which we believe will lead to more attractive restaurant results.

From a store operating margin perspective, we have generally been successful in lowering our product costs and labor costs over the past several years, however, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin. Over the first six months of fiscal 2006, the Company has experienced significantly higher utility costs with average store utility costs increasing 26%.

Minimum wage increases have occurred in both this and last fiscal year in several states where we operate. While most of our kitchen staff are paid in excess of minimum wage levels and would not be affected by the increases, our server and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of the state mandated minimum wage increases.

In March 2005, Michael P. O’Donnell was appointed our new Chief Executive Officer, President and Chairman of the Board. Mr. O’Donnell has identified key strategic initiatives in an effort to improve these negative comparable sales trends and improve our long-term profitability. The initiatives consist of:

•	Menu Changes: We are in the process of revising, streamlining and improving our current menu. Our goal is to reduce the number of items on the current menu and renew the focus on introducing popular menu items favored by our customers. The new menu should allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. New or improved menu items have been and are being tested. Customer feedback on improved hamburgers and new salad and steak offerings resulted in the roll-out of these items to all of our restaurants in November 2005. Other menu changes are expected to be rolled out systemwide during fiscal 2006.

•	Validation and Training Programs: We have been recertifying and training our associates at every level of our Company. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers. We completed our targeted retraining/validation of all of our store managers at the end of January 2006.

•	Bar Reinvigoration Initiatives: In fiscal 2005, approximately 28.5% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, which is some of the highest alcohol sales in the upscale casual dining market. Despite this, our alcohol sales have declined as a percentage of overall revenues over the last several years and we have begun reversing this trend. Our goal is to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. We implemented a new bar training program aimed at improving customer service levels in the second quarter of fiscal 2006. We have updated or replaced many of our draft beer systems and added freezers in all of our restaurants for chilling beer mugs. We are reworking many of our recipes and drink mixes, developing new specialty drinks for promotions and are reviewing our prices to ensure we are competitive and appropriately priced.

•	Revised General Manager Bonus Plan: We implemented a more aggressive and performance based bonus plan at the start of fiscal 2006 focused on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. We expect to further enhance this bonus plan by creating cash-flow arrangements under,which our general managers will have the opportunity to buy an enhanced cash flow interest in the restaurants they operate. We expect to begin to offer several of our general managers this opportunity in the second half of fiscal 2006.

•	Real Estate Strategy: While we expect only modest growth of new restaurants in fiscal 2006, we are working on upgrading our site selection process to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis software model has been developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. This model will also be critical in helping us explore the possibility of opening new locations outside of our traditional mall settings and creating a smaller prototype restaurant which is currently under design.

•	Franchise Network Development: We value franchising as a potentially profitable function and expect to hire a senior franchise development executive during the second half of fiscal year 2006 or early fiscal 2007 to begin the planning for a more robust franchise network. We believe franchise development will only become an integral part of Champps’ long-term growth strategy once each of the above objectives is completed and the negative same store sales trends are reversed.

Although some of the initiatives have been implemented relatively quickly, such as the new bonus plan, others will take longer to implement, such as the rolling out of a new menu and developing a franchise network. Ultimately management believes the implementation of these initiatives will improve the profitability of the Company. However, we have and will continue to incur additional expenses and capital spending in the near term in order to achieve our long-term objectives.

As part of an ongoing review of our restaurant portfolio, we are assessing the potential closure of five underperforming restaurants and have started lease renegotiation discussions with certain landlords. We have retained an outside firm to assist us with the landlord negotiations. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial and operational considerations.

Up to five restaurants are currently being considered for potential closure. Carrying amounts of assets for three of the five restaurants under consideration were previously written down to estimated fair value through asset impairment charges recorded in the third quarter of fiscal 2005. The carrying amounts of the assets for the other two restaurants under consideration total approximately $4.4 million and such carrying amounts, or portions thereof, could be written-off in connection with a decision to close such restaurants. At this time, we are not certain whether we will close any or all of the five restaurants or whether we can reach mutually acceptable arrangements with landlords, nor can we project the impact these potential closures will have on earnings or cash flow until decisions on whether to close these restaurants are made.

The Company experienced some, but not significant, effects from the recent hurricanes. Hurricanes Katrina and Rita caused a total of eleven store closure days in four restaurants in Louisiana and Texas during first quarter 2006. Also, one store in Florida was closed for five days during second quarter 2006 due to hurricane Wilma.

Our financial results for our second quarter of fiscal 2006 ended January 1, 2006 included:

•	Consolidated revenues increased 2.5% to $57.8 million from $56.4 million in the prior fiscal year reflective of full-period inclusion of four restaurants opened in fiscal 2005 and the partial year sales of one restaurant opened in fiscal 2006 partially offset by lower comparable sales of 2.8%.

•	Income before income taxes of $3.1 million in the second quarter of fiscal 2006 compares to income before income taxes of $3.5 million in the same quarter of the prior fiscal year.

•	Net income of $2.6 million, or $0.19 diluted income per share, was reported in the second quarter of fiscal 2006 compared to net income of $2.7 million, or $0.20 diluted income per share in the second quarter of fiscal 2005.

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of January 1, 2006, 48 restaurants of our total 53 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses - Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant associates wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include land and building operating lease rents, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants.

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

Reclassification of Promotional and Employee Discounts - We provide discounted meals and beverages to guests for promotional purposes and discounted meals to our employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In fiscal 2005, we decided to report these amounts on a net basis and, accordingly, we eliminated such amounts for all periods presented. These reclassifications had no effect on net income, shareholders’ equity or cash flows. The reclassifications for the three and six month periods ended January 2, 2005 were as follows (in thousands):

	Three Months Ended	Six Months Ended
	January 2, 2005	January 2, 2005
Revenue, as previously reported	$57,783	$113,280
Reclassification	(1,364)	(2,707)

Revenue reflecting the reclassification	$56,419	$110,573

Other operating expense, as previously reported	$9,188	$18,387
Reclassification	(1,357)	(2,693)

Other operating expense reflecting the reclassification	$7,831	$15,694

General and administrative expense, as previously reported	$3,165	$6,256
Reclassification	(7)	(14)

General and administrative expense reflecting the reclassification	$3,158	$6,242

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Six Months Ended
	January 1, 2006		January 2, 2005		January 1, 2006		January 2, 2005
Revenue:
Sales	$57,664	99.7%	$56,285	99.8%	$110,738	99.7%	$110,286	99.7%
Franchising and royalty, net	157	0.3	134	0.2	294	0.3	287	0.3

Total revenue	57,821	100.0%	56,419	100.0%	111,032	100.0%	110,573	100.0%

Cost of sales and operating expenses
(as a percentage of sales)
Product costs	16,212	28.1	16,093	28.6	31,252	28.2%	31,459	28.5%
Labor costs	17,667	30.6	16,989	30.1	35,147	31.8	34,608	31.4
Other operating expenses	8,838	15.3	7,831	13.9	16,849	15.2	15,694	14.2
Occupancy	5,503	9.6	5,231	9.3	11,193	10.1	10,435	9.5
Pre-opening expenses	60	0.1	431	0.8	335	0.3	644	0.6

Total cost of sales and operating expenses	48,280	83.7	46,575	82.7	94,776	85.6	92,840	84.2
(as a percentage of total revenue)
General and administrative expenses	3,138	5.4	3,158	5.6	6,829	6.2	6,242	5.6
Depreciation and amortization	2,887	5.0	2,783	4.9	5,659	5.1	5,463	4.9
Severance	5	—	—	—	105	0.1	—	—
Other (income) expense, net	96	0.2	21	—	155	0.1	(121)	(0.1)

Income from operations	3,415	5.9	3,882	6.9	3,508	3.1	6,149	5.6

Other expense:
Interest expense and income, net	343	0.6	383	0.7	676	0.6	757	0.7
Expenses related to predecessor companies	—	—	(45)	(0.1)	(3)	—	265	0.2

Income before income taxes	3,072	5.3	3,544	6.3	2,835	2.5	5,127	4.7
Income tax expense	501	0.9	886	1.6	470	0.4	1,282	1.2

Net income	$2,571	4.4%	$2,658	4.7%	$2,365	2.1%	$3,845	3.5%

Restaurant operating weeks	689		641		1,375		1,313
Restaurant sales per operating week	$83.7		$87.8		$80.5		$84.0
Number of restaurants (end of period)
Company-owned					53		50
Franchised					13		12

Total restaurants					66		62

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month following the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We did not open any new restaurants during the quarter ended January 1, 2006 and opened two new restaurants in the quarter ended January 2, 2005.

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for a full fiscal year. For fiscal years 2005 and 2004, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our fourth quarter (April through June). Our first quarter (July through September) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Second Quarter (13 Weeks) of Fiscal 2006 Ended January 1, 2006 Compared to the Second Quarter (13 Weeks) of Fiscal 2005 Ended January 2, 2005

Total revenue. Total revenue increased approximately $1.4 million, or 2.5%, to $57.8 million in the second quarter of fiscal 2006 from $56.4 million for comparable quarter in the prior year. The increase was due to operating approximately four more stores on average in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Comparable same store sales decreased 2.8% for the second quarter of fiscal 2006 compared to our second quarter of last year. Comparable same store food sales decreased 3.7% while comparable same store alcohol sales decreased 0.8%. Restaurant sales per operating week for all restaurants decreased $4,116, or 4.7%, to $83,692 in the second quarter of fiscal 2006 from $87,808 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.90 for the second quarter of fiscal 2006 compared to $13.72 for the second quarter of fiscal 2005. During the second quarter of fiscal 2006, food sales and alcoholic beverage sales represented 69.6% and 30.4% of our total food and beverage sales, respectively. During the second quarter of fiscal 2005, food and alcoholic beverage sales represented 70.3% and 29.7% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs increased by $0.1 million, or 0.6%, to $16.2 million in the second quarter of fiscal 2006 from $16.1 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.1% for fiscal 2006 and 28.6% for fiscal 2005. The decreased product cost as a percentage of restaurant sales resulted from lower meat, poultry and produce prices.

Labor costs. Labor costs increased by $0.7 million, or 4.1%, to $17.7 million in the second quarter of fiscal 2006 from $17.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 30.6% in the second quarter of fiscal 2006 from 30.1 % in the comparable prior year period due to higher bonus costs resulting from our new bonus plan, which was put in place at the beginning of fiscal 2006. Also, kitchen labor costs increased as a percentage of sales due to the impact of lower average sales per restaurant.

Other operating expense. Other operating expense increased $1.0 million, or 12.8%, to $8.8 million in the second quarter of fiscal 2006 from $7.8 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.3% in the second quarter of fiscal 2006 from 13.9% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher utility costs.

Occupancy. Occupancy expense increased $0.3 million, or 5.8%, to $5.5 million in the second quarter of fiscal 2006 from $5.2 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 9.6% in the second quarter of fiscal 2006 from 9.3% in the comparable prior year period. Occupancy expense increased as a percent of sales due to lower average restaurant sales.

Pre-opening expenses. Pre-opening expenses were $0.1 million for the second quarter of fiscal 2006 and $0.4 million for the comparable prior year period. We did not open any restaurants in the second quarter of fiscal 2006. We opened two restaurants in the second quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.1% for fiscal 2006 and 0.8% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $1.7 million, or 3.6%, to $48.3 million in the second quarter of fiscal 2006 from $46.6 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased $0.1 million, or 3.1%, to $3.1 million in the second quarter of fiscal 2006 from $3.2 million in the comparable prior year period. General and administrative expenses decreased as a result of reduced support staff levels, partially offset by compensation expense for stock-based compensation resulting from adoption of a new accounting standard, the issuance of restricted stock awards and consulting costs related to our initiatives. General and administrative expenses as a percentage of total revenue decreased to 5.4% for the second quarter of fiscal 2006 from 5.6% in the second quarter of fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 3.6%, to $2.9 million for the second quarter of fiscal 2006 from $2.8 million in the comparable prior year period. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $6.6 million recorded in the third quarter of fiscal 2005. We estimate that an additional $0.2 million of depreciation and amortization expense would have been recorded in the second quarter of fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue increased to 5.0% in the second quarter of fiscal 2006 from 4.9% in fiscal 2005’s second quarter due to lower average restaurant revenues.

Interest expense and income, net. Interest expense and income, net was $0.3 million in the second quarter of fiscal 2006 and $0.4 million in the second quarter of fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 compared to those in the same prior year period.

Income before income taxes. Income before income taxes decreased $0.4 million to $3.1 million in the second quarter of fiscal 2006 compared to $3.5 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the second quarter of fiscal 2006, we recorded an income tax expense of $0.5 million compared to an expense of $0.9 million in the comparable prior year quarter. The effective tax rate for our second quarter this year was 16.3% versus 25.0% for the comparable period last year, each reflective of benefits for FICA tax credits.

Six Months (Twenty-Six Weeks) of Fiscal 2006 Ended January 1, 2006 Compared to the Six Months (Twenty-Seven Weeks) of Fiscal 2005 Ended January 2, 2005

Total revenue. Total revenue increased approximately $0.4 million, or 0.4%, to $111.0 million in the first six months of fiscal 2006 from $110.6 million for comparable quarter in the prior year. We operated approximately four more stores on average in the first six months of fiscal 2006 compared to the first six months of fiscal 2005. Partially offsetting this increase in revenue was the effect of the extra operating week in fiscal 2005. In addition, comparable same store sales decreased 3.0% for the first six months of fiscal 2006 compared to our first six months of last year on a basis that excludes the extra week in fiscal 2005. Comparable same store food sales decreased 3.7% while comparable same store alcohol sales decreased 1.4%. Restaurant sales per operating week for all restaurants decreased $3,458, or 4.1%, to $80,537 in the first six months of fiscal 2006 from $83,995 for the first six months in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.70 for the first six months of fiscal 2006 compared to $13.57 for the first six months of fiscal 2005. During the first six months of fiscal 2006, food sales and alcoholic beverage sales represented 70.8% and 29.2% of our total food and beverage sales, respectively. During the first six months of fiscal 2005, food and alcoholic beverage sales represented 71.3% and 28.7% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.2 million, or 0.6%, to $31.3 million in the first six months of fiscal 2006 from $31.5 million in the first six months of the prior year period. Product costs as a percentage of restaurant sales were 28.2% for fiscal 2006 and 28.5% for fiscal 2005. Product costs decreased as a percentage of restaurant sales due to lower meat, poultry and produce prices.

Labor costs. Labor costs increased by $0.5 million, or 1.4%, to $35.1 million in the first six months of fiscal 2006 from $34.6 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.8% in the first half of fiscal 2006 from 31.4% in the comparable prior year period due primarily to higher bonus costs resulting from our new bonus plan, which was put in place at the beginning of fiscal 2006.

Other operating expense. Other operating expense increased $1.1 million, or 7.0%, to $16.8 million in the first six months of fiscal 2006 from $15.7 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.2% in the first six months of fiscal 2006 from 14.2% in the same prior year period. The increase as a percent of sales resulted from higher utility costs and the sales recorded as a result of the extra week in fiscal 2005.

Occupancy. Occupancy expense increased $0.8 million, or 7.7%, to $11.2 million in the first two quarters of fiscal 2006 from $10.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.1% in the first six months of fiscal 2006 from 9.5% in the comparable prior year period. Occupancy expense increased as a percent of sales due to lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Pre-opening expenses. Pre-opening expenses were $0.3 million for the first six months of fiscal 2006 and $0.6 million for the comparable prior year period. We opened one restaurant in the first six months of fiscal 2006 and we opened two restaurants in the first six months of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.3% for fiscal 2006 and 0.6% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $2.0 million, or 2.2%, to $94.8 million in the first six months of fiscal 2006 from $92.8 million in the comparable prior year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $0.6 million, or 9.7%, to $6.8 million in the first six months of fiscal 2006 from $6.2 million in the comparable prior year period. General and administrative expenses increased as a result of compensation expense for stock-based compensation resulting from adoption of a new accounting standard and the issuance of restricted stock awards, auditing and consulting costs associated with our Sarbanes-Oxley internal controls assessment, a $175,000 litigation settlement received and recorded as a reduction of expense in the first quarter of 2005 and costs associated with our strategic initiatives. General and administrative expenses as a percentage of total revenue increased to 6.2% for the first six months of fiscal 2006 from 5.6% in the first six months of fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 3.6%, to $5.7 million for the first six months of fiscal 2006 from $5.5 million in the comparable prior year period. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $6.6 million recorded in the third quarter of fiscal 2005. We estimate that an additional $0.5 million of depreciation and amortization expense would have been recorded in the first six months of fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue increased to 5.1% in fiscal 2006 from 4.9% in fiscal 2005 due to lower average restaurant revenues and the revenues recorded as a result of the extra week in fiscal 2005.

Severance. Severance expenses totaled $0.1 million for the first six months of fiscal 2006 compared to no expenses in the comparable prior year quarter. The severance expense related to payments to six employees whose services with the Company were terminated.

Other Income/Expense. There were $0.2 million of other expenses for the first six months of fiscal 2006 compared to $0.1 million of other income in the comparable prior year period. A gain of approximately $0.3 million was recorded in the prior year quarter related to a one-time sale of an investment.

Interest expense and income, net. Interest expense and income, net was $0.7 million in the first six months of fiscal 2006 and $0.8 million in the first six months of fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 compared to those in the same prior year period.

Expenses related to predecessor companies. For the first six months of fiscal 2006, we incurred essentially no expenses related to predecessor companies compared to $0.3 million in the comparable prior year period. The prior year amount related to court awarded attorney fees for a litigation matter.

Income before income taxes. Income before income taxes decreased $2.3 million to $2.8 million in the first six months of fiscal 2006 compared to $5.1 million in the comparable prior year period primarily for the reasons described above.

Income tax expense. For the first six months of fiscal 2006, we recorded an income tax expense of $0.5 million compared to an expense of $1.3 million in the comparable prior year period. The effective tax rate for our first six months of this year was 16.6% versus 25.0% for the comparable period last year, each reflective of benefits for FICA tax credits.

Liquidity and Capital Resources

As of January 1, 2006, our cash balance was $10.2 million, which reflects a $7.5 million increase since the beginning of the fiscal year. Our net working capital increased by $8.4 million in the first two quarters of fiscal 2006 primarily as a result of reduced capital expenditures and receipt of tenant improvement allowances of $2.0 million. However, our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

For the first two quarters of fiscal years 2006 and 2005, we generated cash flow from operating activities of $9.1 million and $9.2 million, respectively. We received proceeds from tenant improvement allowances in the amount of $2.0 million in the first two quarters of fiscal 2006 and $0.4 million in the first two quarters of fiscal year 2005. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. We do not anticipate receiving any additional cash for tenant improvement allowances for balance of fiscal 2006. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At January 1, 2006, we had $47.4 million of such carryforwards and credits available through 2025 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we have significantly reduced our growth this fiscal year. We opened only one new restaurant in the first six months of fiscal 2006 whose capital expenditures were mostly incurred in the prior year. We opened two restaurants in the first six months of fiscal 2005. We have no new company-operated restaurants scheduled to open over the balance of fiscal 2006, although we are expecting to open new restaurants in fiscal 2007. The following table, in thousands, details our capital expenditures.

	Six Months Ended
	January 1, 2006	January 2, 2005
New store construction	$408	$6,263
Existing store remodel and refurbishment	1,813	1,704
Corporate related capital expenditures	144	160

Purchase of property and equipment	$2,365	$8,127

Total capital expenditures for fiscal year 2006 are anticipated to range from approximately $5 million to $8 million depending on the amount of capital expenditures for new restaurants. These expenditures will primarily be for the construction for certain restaurants expected to open in early fiscal 2007 and for upgrades to existing restaurants. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

We have an agreement with AEI Fund Management, Inc. (“AEI”) for the development and sale/leaseback financing up to $50.0 million. At January 1, 2006, we had not completed any restaurants under this commitment and had none under development. The agreement expires in October 2006. The funding of this build-to-suit facility is subject to various pre-closing conditions. See Note 7 – “Commitment and Contingencies” for further discussion of this agreement.

We have a three-year $25.0 million senior secured credit facility, as amended, which expires in March 2007. We initially used a portion of the facility to refinance certain of our existing debt, and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and can range from the prime rate to prime plus 0.5 percent or, if elected by us, LIBOR plus 2.0 to 3.0 percent. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The credit facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period (of which through January 1, 2006 we have opened six new company owned restaurants) and also limits the amount of dividends and/or stock repurchases to $10 million over a three-year period (of which through January 1, 2006, we have not had any, although see stock repurchase plan discussion below). As of January 1, 2006, the Company had no outstanding borrowings under this facility and had placed letters of credit of $3.1 million under the facility with $21.8 million available for additional borrowing.

The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of January 1, 2006, we were in compliance with all debt covenants and financial ratios contained in the senior secured credit facility.

In addition we have a $15.0 million principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

During all of fiscal 2005, we expended approximately $1.4 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2006 will not be significant and will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 7 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

In January 2006, our Board of Directors approved a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We are currently evaluating whether to close up to five restaurants in connection with lease renegotiations with certain landlords. If we decide to close any restaurants, we would most likely incur cash expenditures for lease termination payments and other closure costs. We can not make any assurances that we will close any or all of the five restaurants or reach mutually acceptable arrangements with landlords, nor can we project the impact these potential closures will have on earnings or cash flow until we decide whether or not to close.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($21.8 million available at January 1, 2006) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any potential restaurant closure costs at least through the end of calendar year 2006. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in “Item 1 Business-Risk Factors” of our Annual Report on Form 10-K for our 2005 fiscal year may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by indicated period as of January 1, 2006:

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$214,554	$16,240	$33,443	$33,217	$131,654
Long-term debt	16,790	931	15,859	—	—
Letters of credit	3,076	3,076	—	—	—
Construction commitments	—	—	—	—	—
Royalties	21,111	348	749	810	19,204

	$255,531	$20,595	$50,051	$34,027	$150,858

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

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. At January 1, 2006, we did not have any such commitments.

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, under “royalties” in the schedule above we have only presented 30 years of our obligation.

Share-Based Compensation

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

In accordance with the provisions of SFAS No. 123(R), stock-based compensation expense in the amount of $155,000 and $250,000 was recorded for the three and six months ended January 1, 2006, respectively. The total stock-based compensation expenses were recorded in general and administrative expense. In addition, compensation expense for an executive of $121,000 and $331,000 was recorded in general and administrative expense for the three and six months ended January 1, 2006, respectively, representing the market value of shares which would have vested under a restricted stock award with a cash equivalency feature but were subject to shareholder approval which did not occur until December 7, 2006.

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

We estimate that $4,355,000 of compensation cost related to previously (pre-SFAS 123R adoption) granted stock options and restricted stock awards which are non-vested has not yet been recognized. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

See Note 9 to Notes to the Unaudited Consolidated Financial Statements for more information concerning our adoption of SFAS No. 123(R) and specifics concerning our stock-based compensation plans and the restricted stock awards.

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

Items significantly impacted by estimates and judgments include, but are not limited to, loss contingencies generally related to litigation and assessments, self-insured risks relating to workers’ compensation and general liability claims, the useful lives and recoverability of our long-lived assets such as property, equipment and intangibles, fair value attributed to assets and liabilities of acquired businesses, fair value of stock based compensation, valuation of deferred tax assets and the recording of income tax expense.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or reasonably assured lease term for leasehold improvements. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized. The annualized effect of a one year increase in the estimated useful lives of our property and equipment would decrease our depreciation expense by approximately $1.0 million. The effect of a one year decrease in the estimated useful lives would increase our depreciation by approximately $1.3 million.

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

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open a full six quarters, as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. However, we may review a restaurant sooner for impairment if it is operating significantly below our expectations or other factors indicate that impairment could be likely. We consider a total of four trailing quarters of negative cash flow or losses to be an indication that an individual restaurant may be impaired. In evaluating whether an impairment charge is appropriate, we estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

During the third quarter of fiscal 2005, we recorded a $6.6 million asset impairment charge covering four restaurants. Additionally, we have another four restaurants open for at least six quarters which had positive or approximately break-even cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of January 1, 2006, the long-lived asset value of these four restaurants was $6.3 million. We have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants. As mentioned previously, we are evaluating the potential closure of up to five restaurants, three of which were included as part of the $6.6 million asset impairment charge taken in fiscal 2005 and two of which are among the four additional restaurants under review for an additional impairment charge of up to $6.3 million.

The decision to take an asset impairment charge is distinct from the decision to close a restaurant, and we are still operating the four restaurants that were the subject of the $6.6 million asset impairment and the four additional restaurants under review for potential impairment. If we were to close all five restaurants we are evaluating for the closure as we attempt to renegotiate their leases, we would take an asset impairment charge of approximately $4.4 million of the $6.3 million potential additional impairment referred to above.

Our forward-looking judgments and estimates concerning the above mentioned restaurants may not materialize. If such cash flows associated with any of these restaurants do not sufficiently improve or we decide to close any of the restaurants, we would record a non-cash asset impairment charge for all or a portion of the respective restaurant’s long-lived assets depending on the fair value assigned to such assets.

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

Stock-based compensation

We have granted stock options and restricted stock awards to certain employees and non-employee directors. Effective at the beginning of fiscal 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised), “Accounting for Stock-Based Compensation.” Under the fair value provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period (usually the vesting period). Determining the fair value of stock-based awards at the date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of January 1, 2006, we had net deferred tax assets of $29.3 million. We believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of January 1, 2006, we had federal net operating loss carryforwards of approximately $38.4 million, expiring at various dates through 2023, certain states’ net operating loss carryforwards totaling $9.9 million expiring at various dates through 2024 and FICA tip credit carryforwards of approximately $9.0 million, expiring at various dates through 2025.

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

New Accounting Pronouncements

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company has not historically expensed rental costs during the construction period and believes that the adoption of FAS 13-1 will result in an increase of the average per unit pre-opening costs by approximately $0.1 million.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

At January 1, 2006, we were exposed to interest rate fluctuations on approximately $0.1 million of notes payable carrying variable interest rates. A hypothetical 100 basis point increase in interest rates for these notes payable would increase our annual interest expense by approximately $1,030.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of January 1, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2006.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See “Note 7. Commitments and Contingencies–Litigation” in “Notes to Unaudited Consolidated Financial Statements.”

ITEM 1A.	Risk Factors

Information regarding risk factors appears in “Item 2 MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in “Item 2 MD&A” of this Report Form 10-Q. In addition, risk factors are included in Part II-Item 7 of our Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K except as reflected in Item 2 MD&A in this Report on Form 10-Q.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Shares

In January 2006, our Board of Directors approved a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. As of February 2, 2006, no common stock had been repurchased under the above mentioned plan.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on December 7, 2005.

(b)	Each of the following nominees for Director was elected to serve as a Class III Director to hold office for three years or until his successor is elected and qualified:

Director name:	Votes For:	Votes Withheld:
Stephen F. Edwards	10,103,692	1,125,110
Ian Hamilton	11,065,991	162,811

Four additional incumbent directors, Messrs. James Goodwin, Michael P. O’Donnell, Karl Okamoto, and Charles G. Phillips continue to serve on our Board of Directors.

(c)	The following matter was voted upon at the meeting and accepted by the stockholders:

(i)	Proposal to approve Champps Entertainment, Inc. 2005 Stock Incentive Plan covering 500,000 shares of common stock, as described in the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on October 25, 2005.

Votes For:	8,229,808
Votes Against:	239,545
Votes Abstained:	21,011
Broker Non-votes:	2,738,438

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description

10.1	First Amendment to Credit Agreement dated as of November 29, 2005, by and between LaSalle Bank, National Association, as Administrative Agent and Syndication Party, and Champps Operating Corporation (filed as Exhibit 10.1 to the current report on Form 8-K filed on December 2, 2005 (Commission File Number 00-22639) and incorporated by reference herein).

31.1	Certification of Michael P. O’Donnell pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of David D. Womack pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of Michael P. O’Donnell pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of David D. Womack pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

February 2, 2006