Form 10-Q
period 2006-04-02
CHAMPPS ENTERTAINMENT INC
filed 2006-05-10
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $.01 par value, outstanding at May 5, 2006: 13,251,719.

CHAMPPS ENTERTAINMENT INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of April 2, 2006 and July 3, 2005

(In thousands except share data)

(Unaudited)

	April 2, 2006	July 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$11,231	$2,702
Accounts receivable, net	2,515	3,417
Inventories	4,572	4,467
Prepaid expenses and other current assets (Note 2)	3,115	3,204
Deferred tax assets	3,247	3,263

Total current assets	24,680	17,053
Property and equipment, net (Note 3)	76,884	86,745
Goodwill	5,069	5,069
Deferred tax assets	27,948	25,911
Other assets, net (Note 4)	2,298	2,533

Total assets	$136,879	$137,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,020	$4,772
Accrued expenses (Note 5)	7,550	9,752
Current portion of long-term debt	—	143

Total current liabilities	10,570	14,667
Long-term debt, net of current portion (Note 6)	14,657	14,506
Other long-term liabilities (Note 5)	33,046	32,077

Total liabilities	58,273	61,250

Commitments and contingencies (Note 7)

Shareholders’ equity (Notes 8 and 10):
Preferred stock ($.01 par value per share; authorized 5,000,000 shares; none issued)	—	—
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,215,550 and 13,036,321 shares issued at April 2, 2006 and July 3, 2005, respectively)	132	130
Additional paid-in capital	90,655	88,339
Accumulated deficit	(11,972)	(12,408)
Treasury stock, at cost (25,370 shares)	(209)	—

Total shareholders’ equity	78,606	76,061

Total liabilities and shareholders’ equity	$136,879	$137,311

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended April 2, 2006 and April 3, 2005

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
Revenue
Sales	$54,004	$53,939	$164,742	$164,225
Franchising and royalty, net	174	150	468	437

Total revenue	54,178	54,089	165,210	164,662

Costs and expenses
Cost of sales and operating expenses
Product costs	15,281	15,357	46,533	46,816
Labor costs	17,106	17,363	52,253	51,971
Other operating expense	8,439	8,092	25,288	23,786
Occupancy	5,646	5,377	16,839	15,812
Pre-opening expense	78	340	413	984
General and administrative expense	3,710	3,417	10,539	9,659
Depreciation and amortization	2,820	2,857	8,479	8,320
Severance	5	547	110	547
Asset impairment charges	4,271	6,567	4,271	6,567
Other (income) expense	131	26	286	(95)

Income (loss) from operations	(3,309)	(5,854)	199	295
Interest expense and income, net	237	343	913	1,100
Expenses related to predecessor companies	(2)	50	(5)	315

Income (loss) before income taxes	(3,544)	(6,247)	(709)	(1,120)
Income tax expense (benefit)	(1,615)	(2,675)	(1,145)	(1,393)

Net income (loss)	$(1,929)	$(3,572)	$436	$273

Basic income (loss) per share	$(0.15)	$(0.28)	$0.03	$0.02
Diluted income (loss) per share	$(0.15)	$(0.28)	$0.03	$0.02
Basic weighted average shares outstanding	13,194	12,888	13,135	12,856
Diluted weighted average shares outstanding	13,194	12,888	13,188	13,082

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended April 2, 2006

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of July 3, 2005	13,036,321	$130	$88,339	$(12,408)	—	$—	$76,061
Net income	—	—	—	436	—	—	436
Common shares issued	179,229	2	995	—	—	—	997
Repurchase of common shares (Note 8)					25,370	(209)	(209)
Income tax benefit of stock options exercised	—	—	106	—	—	—	106
Stock-based compensation	—	—	554	—	—	—	554
Compensation liability reclassification	—	—	661	—	—	—	661

Balance as of April 2, 2006	13,215,550	$132	$90,655	$(11,972)	25,370	$(209)	$78,606

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended April 2, 2006 and April 3, 2005

(In thousands)

(Unaudited)

	Nine Months Ended
	April 2, 2006	April 3, 2005
Cash flows from operating activities:
Net income	$436	$273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,699	8,605
Amortization of notes payable discount	151	151
Asset impairment charges	4,271	6,567
Loss on disposal of assets	236	174
Gain on sale of investments	—	(279)
Stock-based compensation	554	—
Deferred income tax expense (benefit)	(2,021)	(2,523)
Changes in assets and liabilities:
Accounts receivable	(270)	117
Inventories	(105)	34
Prepaid expenses and other current assets	89	(1,892)
Accounts payable	(1,752)	(472)
Accrued expenses	(1,541)	682
Other assets	179	(78)
Other long-term liabilities	172	423
Proceeds from tenant improvement allowances	1,969	2,965

Net cash provided by operating activities	11,067	14,747

Cash flows from investing activities:
Purchase of property and equipment	(3,296)	(11,536)
Proceeds from disposal of assets	7	32
Restricted cash	—	101

Net cash used in investing activities	(3,289)	(11,403)

Cash flows from financing activities:
Proceeds from issuance of common stock	997	708
Income tax benefit of stock options exercised	106	—
Repurchase of common stock	(209)	—
Repayment of long-term debt	(143)	(18,095)
Proceeds from long-term debt	—	15,000

Net cash provided by (used in) financing activities	751	(2,387)

Net change in cash and cash equivalents	8,529	957
Cash and cash equivalents, beginning of period	2,702	1,449

Cash and cash equivalents, end of period	$11,231	$2,406

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$506	$511
Income taxes, net of refunds	855	412

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended April 2, 2006 and April 3, 2005

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At April 2, 2006, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise\license Champps Americana, Champps Restaurant and Champps Restaurant and Bar casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of April 2, 2006 and the results of operations for the interim periods ended April 2, 2006 and April 3, 2005. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 2, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 2006.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2005. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K with the exception of our adoption of Statement of Financial Accounting Standard (SFAS) No. 123 (Revised) as more fully described in Note 10.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2006 will consist of 52 weeks while fiscal 2005 consisted of 53 weeks. The three-month periods ended April 2, 2006 and April 3, 2005, each consisted of 13 weeks. The nine-month period ended April 2, 2006 consisted of 39-weeks. The nine-month period ended April 3, 2005 consisted of 40 weeks. Accordingly, results for those two reporting periods may not be comparable.

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

Investments in Associated Companies, at Equity

The Company originally invested $0.2 million for an 8.0% equity participation in a licensed airport restaurant venture. The Company accounts for this investment in accordance with the equity method of accounting interpreted by the American Institute of Certified Public Accountants Accounting Procedure Bulletin Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 states that this form of venture is governed by the American Institute of Certified Public Accountants Statement of Position 78-9 (“SOP 78-9”). SOP 78-9 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of earnings or loss after the date of acquisition.

Employee Partner Cash Flow Bonus Program

On September 28, 2005, the Board of Directors approved a plan under which the Company started inviting certain of its general managers and area operating directors (together “partners”) to enter into seven-year employment agreements and also enter into an agreement to purchase an interest in their restaurants’ monthly cash flows (“cash flow bonus interest”) for the duration of the agreement to facilitate the development, leadership and operation of its restaurants. As of April 2, 2006, six of the Company’s general managers had executed such agreements. Under the agreement, the partner is required to make a capital contribution in exchange for their percentage in the restaurant or region the partner manages and the Company has the option to purchase their cash flow bonus interest after a seven-year period at a predetermined cash flow multiple. Part of the partner’s capital contribution may be financed over a two-year period. The cash flow bonus interest purchased by each partner is five percent for general manager partners and three percent for area partners. The Company estimates future purchases of the cash flow bonus interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Other long-term liabilities” in the Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “Other expense” in the Consolidated Statements of Operations. In the period the Company completes the buyout, an adjustment will be recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Monthly cash flow bonus payments made to general manager partners pursuant to these programs are included in the line item “Labor costs”, and payments which will be made to area partners pursuant to these programs will be included in the line item “General and administrative expense” in the Consolidated Statements of Operations.

Reclassifications

The Company provides discounted meals and beverages to guests for promotional purposes and discounted meals to its employees. Prior to the fourth quarter of fiscal 2005, these discounts had been included in restaurant sales, with an offsetting charge to other operating expense and general and administrative expense. In the fourth quarter of 2005, the Company decided to report these amounts on a net basis and, accordingly, the Company eliminated such amounts for all periods presented. These reclassifications had no effect on previously reported net income, shareholders’ equity or cash flows. The reclassifications for the three and nine-month periods ended April 3, 2005 were as follows (in thousands):

	Three Months Ended April 3, 2005	Nine Months Ended April 3, 2005
Revenue, as previously reported	$55,631	$168,911
Reclassification	(1,542)	(4,249)

Revenue reflecting the reclassification	$54,089	$164,662

Other operating expense, as previously reported	$9,628	$28,015
Reclassification	(1,536)	(4,229)

Other operating expense reflecting the reclassification	$8,092	$23,786

General and administrative expense, as previously reported	$3,423	$9,679
Reclassification	(6)	(20)

General and administrative expense reflecting the reclassification	$3,417	$9,659

The Company also recorded a correction to eliminate previously reported treasury stock in the amount of $3,583,000, which has been reclassified as additional paid-in capital for all periods presented. The treasury shares should have been considered cancelled shares of common stock as opposed to common stock held in treasury for all previous periods presented. The correction of this matter had no impact on revenues, expenses, net income, assets, liabilities, or total shareholders’ equity.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” The Company adopted SFAS No. 123(R) effective July 4, 2005, the first day of its fiscal 2006. See Note 10 below for discussion.

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

In October 2005, FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The Company adopted the FSP effective January 2, 2006. The adoption of FAS 13-1 will result in an increase of the average per unit pre-opening costs by approximately $0.1 million.

2.	Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	April 2, 2006	July 3, 2005
Prepaid rents, real estate taxes and related costs	$1,667	$1,582
Prepaid insurance	661	895
Prepaid licenses and permits	296	219
Prepaid contracts and other	491	508

	$3,115	$3,204

3.	Property and Equipment, Net / Asset Impairment Charges

The components of property and equipment, net were as follows (in thousands):

	April 2, 2006	July 3, 2005
Land	$2,923	$2,923
Buildings and leasehold improvements	78,161	80,107
Software	1,327	1,329
Equipment	47,503	47,857
Construction in progress	421	3,831

	130,335	136,047
Accumulated depreciation and amortization	(53,451)	(49,302)

	$76,884	$86,745

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $220,000 and $285,000 which is included in general and administrative expense on the consolidated statements of operations for the nine months ended April 2, 2006 and April 3, 2005, respectively.

The Company recorded asset impairment charges of $4,271,000 and $6,567,000 in the three months ended April 2, 2006 and April 3, 2005, respectively, to write-down the carrying value of certain restaurant assets to fair value. The asset impairment during the three months ended April 2, 2006 related to three restaurant locations, of which one closed May 1, 2006 and one may close at a later time (Note 11). The asset impairment during the three months ended April 3, 2005 related to four restaurant locations. Fair value was estimated for these properties as the salvage value of the equipment.

4.	Other Assets, Net

The components of other assets, net were as follows (in thousands):

	April 2, 2006	July 3, 2005
Deferred financing costs	$681	$968
Liquor licenses	778	808
Long-term deposits	108	112
Leasehold rights	588	606
Equity investment in licensee	117	—
Other	26	39

	$2,298	$2,533

The equity investment in licensee reflects the Company’s cash investment and its share of profits and losses through April 2, 2006 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5.	Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	April 2, 2006	July 3, 2005
Salaries, wages, and related benefits	$1,663	$3,333
Accrued taxes, predominantly sales and property	2,310	2,678
Accrued insurance	1,036	1,006
Accrued severance	136	482
Accrued utilities	438	561
Gift card/certificate liability	1,190	1,033
Other	777	659

	$7,550	$9,752

The decrease in salaries, wages and related taxes was due to timing of the payroll cycle. One week of payroll costs were accrued at April 2, 2006 compared to two weeks of payroll at July 3, 2005.

The components of other long-term liabilities were as follows (in thousands):

	April 2, 2006	July 3, 2005
Tenant improvement allowances	$20,914	$21,129
Deferred rents	10,656	9,610
Accrued insurance	1,283	1,002
Deferred compensation	—	331
Other	193	5

	$33,046	$32,077

Tenant improvement allowances represent cash received from certain landlords for initial construction costs and are amortized as a reduction of rent expense on a straight-line basis over the lease term as a reduction in rent.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

6.	Long Term Debt

The Company has a three-year $25.0 million senior secured credit facility with LaSalle Bank, as amended, that expires in March 2007. The facility provides up to $5,000,000 for the issuance of letters of credit. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 2.0 to 3.0 percent. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of twenty-four restaurants over a three-year period and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to a total of $10 million over the three-year period. As of April 2, 2006, the Company had no outstanding borrowings and had placed letters of credit of $3.0 million under this facility. The available balance for borrowing under this facility at April 2, 2006 was $22.0 million.

7.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,031,000 at April 2, 2006 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

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

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current associates, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. The Company is currently not a party to any litigation that management believes is likely to have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Build-to-Suit and Construction Commitments

On November 23, 2004, the Company entered into a development agreement for the development and sale/leaseback of restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $50.0 million financing commitment, funding of which is subject to various pre-closing conditions. The agreement expires in October 2006. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the development agreement. The

Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company finalizes a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement. As of April 2, 2006 and July 3, 2005, the Company had no construction projects in process that were being financed by AEI.

As of April 2, 2006, the Company had no other contractual construction commitments requiring payments in the next twelve months.

8.	Shareholders’ Equity/Share Repurchase

In January 2006, the Company’s Board of Directors approved a plan to use up to $5.0 million to repurchase its common stock from time to time over the next two years. Through April 2, 2006, the Company purchased 25,370 shares of common stock for $209,000 under this plan. Purchases under the program may be made in the open market or in private transactions. Future purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans.

9.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006		April 3, 2005
Basic income per share:
Net income (loss)	$(1,929,000)	$(3,572,000)	$436,000		$273,000

Weighted average shares outstanding	13,193,912	12,887,851	13,134,949		12,855,908

Net income (loss) per share—basic	$(0.15)	$(0.28)	$0.03		$0.02

Diluted income per share:
Net income (loss)	$(1,929,000)	$(3,572,000)	$436,000		$273,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c)	(c)		(c)		(c)

Net income (loss) plus assumed conversions	$(1,929,000)	$(3,572,000)	$436,000		$273,000

Weighted average shares outstanding	13,193,912	12,887,851	13,134,949		12,855,908
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	—	—	53,045		226,069
Net effect of dilutive warrants based on the treasury stock method using average market price	(b)	(b)		(b)		(b)
Assumed conversion of 5.5% convertible subordinated notes	(c)	(c)		(c)		(c)

Total shares outstanding for computation of per share earnings	13,193,912	12,887,851	13,187,994		13,081,977

Net income (loss) per share—diluted	$(0.15)	$(0.28)	$0.03		$0.02

(a)	For the three months ended , April 2, 2006 and April 3, 2005, 230,181 and 1,337,967 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

For the nine months ended April 2, 2006 and April 3, 2005, 348,125 and 1,300 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was not dilutive.

(c)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was not dilutive.

10.	Stock-Based Compensation

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

In accordance with the provisions of SFAS No. 123 (R), total stock-based compensation expense in the amounts of $304,000 and $554,000 were recorded in the three and nine months ended April 2, 2006, respectively. In addition, $330,000 of compensation costs related to awards with cash equivalency features subject to shareholder approval were recorded in the nine months ended April 2, 2006. The total stock-based compensation expenses were recorded in general and administrative expense. The total income tax benefit recognized in the consolidated statement of operations for the share-based arrangements for the three and nine months ended April 2, 2006 were $120,000 and $313,000, respectively.

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

Stock Incentive Plans

In December 2005, the 2005 Stock Incentive Plan was approved by the Company’s stockholders. The number of shares of common stock reserved for issuance under the 2005 Stock Incentive Plan is equal to the sum of 500,000 shares of common stock, plus any shares of common stock available for grant (including shares which become available due to forfeitures of outstanding options or other awards) under the Company’s 1997 Stock Option and Incentive Plan and the Company’s 2003 Stock Option and Incentive Plan. No additional grants will be made under the 1997 or 2003 plans. As of April 2, 2006, 439,700 shares remain available for grant under the 2005 Stock Incentive Plan.

Stock Options

Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over three years for officers and employees. The granted options generally have ten year contractual terms.

The following summarizes stock option activity for the last three fiscal years and the first nine months of fiscal 2006.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at June 30, 2002	1,565,555	$5.15
Granted	186,900	4.94	1.78
Exercised	(1,027,265)	4.59
Forfeited	(12,836)	7.18

Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	2.74
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	3.09
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81
Granted	10,000	6.88	3.40
Exercised	(158,451)	5.51
Forfeited	(230,008)	7.53

Outstanding at April 2, 2006	731,109	$6.86		6.8	$1,015

Exercisable at April 2, 2006	606,419	$6.72		6.5	$928

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

Cash received from options exercised under all share-based payment arrangements for the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $4,966,000, $255,000, and $1,325,000, respectively. Cash received from options exercised under all share-based payment arrangements for the nine months ending April 2, 2006 was $874,000. While the Company has taken tax deductions for stock option exercises over the last three fiscal years, the related tax benefits have not been realized because of the Company’s net operating loss carryforwards. The total fair value of shares vested during the years ending June 29, 2003, June 27, 2004, and July 3, 2005 was $439,000, $967,000 and $1,010,000, respectively. The total fair value of shares vested during the nine months ending April 2, 2006 was $971,000.

Compensation expense of $87,000 related to previously granted stock option awards which are non-vested had not yet been recognized at April 2, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately seven months.

The total intrinsic value of options exercised was $4,381,000, $27,000, and $511,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The total intrinsic value of options exercised was $269,000 for the nine months ended April 2, 2006.

Restricted Stock Awards

The following summarizes restricted stock activity for the first nine months of fiscal 2006.

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 3, 2005	—	$—
Granted	754,205	6.59
Vested	(42,890)	6.59
Forfeited	—	—

Nonvested at April 2, 2006	711,315	$6.59

The grant date fair value was determined to be the stock price of the common stock as of the date of grant.

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’ Donnell, its new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock were awarded to Mr. O’Donnell. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below. These awards were subject to shareholder approval of the Company’s issuance of additional equity securities under the Company’s benefit plans pursuant to which such shares are granted. If the shareholders of the Company had failed to approve the issuance of additional equity securities under the Company’s benefit plans by the date any portion of the restricted stock award would otherwise have vested, the Company would have been required to make a cash payment to Mr. O’Donnell equal to the economic value of such vested shares. Accordingly, the value of these awards was remeasured each period and a liability was recorded/adjusted to the fair value at each reporting date up until December 7, 2005, at which time the awards were approved by the shareholders. The total compensation cost of $330,000 was recorded for these revalued awards in the nine months ended April 2, 2006. The balance of the liability of $661,000 as of the date of shareholder approval of the awards was reclassified to shareholders’ equity.

Certain shares of the restricted stock may vest earlier upon a qualifying disability, death, retirement or change in control. The 386,010 share restricted stock award includes a performance element that allows vesting to accelerate if certain Company common stock share price performance measures are met. Specifically, one-half of this restricted stock award vests over an eight quarter period if the market price of the stock appreciates 200% ($ 17.32) or more for a sixty consecutive day period prior to the second anniversary of the employment agreement. The remainder of the restricted stock award vests over an eight quarter period if the market price of the stock appreciates 300% ($25.98) or more for a sixty consecutive day period prior to the 3rd anniversary of the employment agreement.

In August 2005, the Company agreed to award its new Chief Operating Officer and Chief Financial Officer shares of restricted stock subject to shareholder approval, which occurred December 7, 2005 with the approval of the 2005 Stock Incentive Plan. The new Chief Operating Officer, Mr. Richard Scanlan, was awarded 32,000 shares of restricted common stock that vest over three years and 70,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. The new Chief Financial Officer, Mr. David Womack, was awarded 32,000 shares of restricted stock that vest over three years and 60,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain market price maintenance requirements consistent with provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement. Through December 6, 2005, the Company had not recorded any compensation expense related to Mr. Scanlan and Mr. Womack’s restricted stock awards because the shareholder approval requirement was not considered a certainty and there was no provision for cash settlement if shareholders did not approve the 2005 Stock Incentive Plan. The grant date fair value of the restricted stock awarded to Messrs. O’Donnell, Scanlan and Womack totaled $4.7 million.

Also on December 7, 2005, a total of 45,525 restricted shares of common stock that vest over a one year period were awarded to independent members of the Company’s Board of Directors. The grant date fair value of these awards totaled $0.3 million.

Compensation expense of $3,926,000 related to previously granted restricted stock awards outlined above which are non-vested had not yet been recognized at April 2, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of April 2, 2006, 273,044 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible associates of the Company may participate in quarterly offerings of shares of common stock made by the Company. The participating associates purchase shares of common stock at a 15 percent discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. Expenses of $14,000 and $50,000 were recorded under the provisions of SFAS 123(R) for the 6,706 and 20,453 shares purchased under the purchase plan for the three and nine months ended April 2, 2006, respectively. The pro forma expense associated with the purchase plan was $16,000 and $50,000 for the 6,581 and 20,146 shares purchased under the purchase plan for the three and nine months ended April 3, 2005, respectively. The pro forma expense associated with the purchase plan was $180,000, $67,000, and $75,000 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively. The associated shares purchased under the purchase plan were 40,669, 32,756 and 27,177 for the years ending June 29, 2003, June 27, 2004, and July 3, 2005, respectively.

The Company values the purchase plan shares utilizing a look-back share option pricing methodology with a Black-Scholes option-pricing model framework. The following key assumptions were used to value the purchase plan shares issued for each year.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2003	1.15% – 1.68%	.25 Years	60.0% – 89.3%	0.00%
2004	0.85% – 1.04%	.25 Years	28.4% –51.7%	0.00%
2005	1.09% – 2.76%	.25 Years	19.8% –39.6%	0.00%
2006	3.15% – 4.07%	.25 Years	27.1% –43.6%	0.00%

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

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net income (loss), as reported	$(249,000)	$4,272,000	$18,066,000
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595,000)	(571,000)	(259,000)

Pro forma net income (loss)	$(844,000)	$3,701,000	$17,807,000

Basic income (loss) per share—as reported	$(0.02)	$0.33	$1.44
Basic income (loss) per share—pro forma	$(0.07)	$0.29	$1.42
Diluted income (loss) per share—as reported	$(0.02)	$0.33	$1.35
Diluted income (loss) per share—pro forma	$(0.07)	$0.29	$1.34

	Quarter ended
	October 3, 2004	January 5, 2005	April 3, 2005	July 3, 2005
Net income (loss), as reported	$1,187,000	$2,658,000	$(3,572,000)	$(522,000)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(146,000)	(160,000)	(222,000)	(67,000)

Pro forma net income (loss)	$1,041,000	$2,498,000	$(3,794,000)	$(589,000)

Basic income (loss) per share—as reported	$0.09	$0.21	$(0.28)	$(0.04)
Basic income (loss) per share—pro forma	$0.08	$0.19	$(0.29)	$(0.05)
Diluted income (loss) per share—as reported	$0.09	$0.20	$(0.28)	$(0.04)
Diluted income (loss) per share—pro forma	$0.08	$0.19	$(0.29)	$(0.05)

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

11.	Subsequent Events

On May 1, 2006, the Company closed three underperforming restaurants. The closures follow the Company’s January 10, 2006 announcement that as many as five restaurants were being considered for closure. Decisions regarding the remaining two locations have not been made.

All of the closed locations are leased with aggregate carrying values of property and equipment of $425,000, deferred rent obligations of $273,000 and unamortized tenant improvement allowances of $1,819,000. Two of the location’s asset values were written down in fiscal 2005 through an impairment charge. The other location, which opened in July 2005, had its asset values written down through an impairment charge in the quarter ended April 2, 2006.

The Company expects to exit two of the closure locations through sublease or abandonment and expects to purchase one closure location from its landlord with its disposal occurring through resale. The operations of these closed stores were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended		Fiscal Year Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005	July 3, 2005	June 27, 2004
Sales	$1,815	$1,229	$5,594	$3,856	$5,068	$5,450
Loss from operations	(223)	(120)	(879)	(428)	(709)	(513)
Depreciation and amortization	72	47	192	247	297	396
Pre-opening expenses	—	1	256	1	117	—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q, which are not historical information, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions are used to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements. Forward-looking statements involve risks and uncertainties, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected. These factors, risks and uncertainties include, but are not limited to the following factors:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges;

•	the highly competitive nature of the casual dining restaurant industry;

•	the inability to cancel or renegotiate the terms of unfavorable leases;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified associates;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the ability to repay or refinance our indebtedness; and

•	the ability to maintain effective internal controls.

This list is intended to identify some of the principal factors that could cause results to differ materially from those described in the forward-looking statements included elsewhere in this report. These factors are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors identified in our previously filed Annual Report on Form 10-K for the fiscal year ended July 3, 2005, our other Securities and Exchange Commission filings, and press releases. All forward-looking statements attributable to our officers, directors and employees, or to persons acting on our behalf, are expressly qualified in their entirety by such factors and other events, many of which are outside of our control. Any of these factors could have a material adverse effect on our results of operations. All forward-looking statements made in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update these statements.

Overview

We are a restaurant company competing in the upscale casual dining market. As of April 2, 2006, we owned and operated 53 and franchised/licensed 13 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise restaurants in 23 states with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

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

In May 2006, following the period covered by this report, we closed three underperforming restaurants. The closures follow our January 10, 2006 announcement that as many as five restaurants were being considered for closure. Decisions regarding the remaining two locations have not been made. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial and operational considerations.

The operations of these three closed stores were as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended		Fiscal Year Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005	July 3, 2005	June 27, 2004
Sales	$1,815	$1,229	$5,594	$3,856	$5,068	$5,450
Loss from operations	(223)	(120)	(879)	(428)	(709)	(513)
Depreciation and amortization	72	47	192	247	297	396
Pre-opening expenses	—	1	256	1	117	—

Our current restaurants range in size from approximately 7,000 square feet to 12,100 square feet, with an average of about 9,200 square feet. We have built smaller restaurants starting in fiscal 2003, averaging approximately 8,500 square feet. Also, we are in the process of developing a smaller prototype of approximately 7,000 to 8,000 square feet. This smaller prototype should provide us a greater opportunity to construct additional restaurants because of the greater number of site options for this size restaurant. In addition, we should be able to improve on our economic model as the cost to build these smaller restaurants will be lower than our existing prototype. Pre-opening expenses have historically averaged approximately $385,000 per restaurant but are expected to increase in the future because of the new accounting requirement requiring expensing of rents during the construction period.

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a three-year $25.0 million revolving bank credit facility, although at April 2, 2006, we did not have any outstanding borrowings under the bank credit facility.

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

•	Comparable sales or same store sales—this indicator compares the revenue performance of our restaurants open for more than 15 full months to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

•	Average unit volumes—a per store average sales amount. This indicator helps us assess the changes in customer traffic, pricing and impact of adding different sized restaurants.

•	Store operating margin—restaurant sales less restaurant-level operating costs (product costs, labor costs, other operating expenses and occupancy). We review store operating margins both in absolute dollar terms and as a percentage of restaurant sales.

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

Our comparable sales trends have been negative for seven consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as, certain economic and other external factors such as the NHL hockey strike for the entire 2004/2005 NHL season.

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

From a store operating margin perspective, we have generally been successful in lowering our product costs and labor costs over the past several years, however, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin. Over the first nine months of fiscal 2006, the Company has experienced significantly higher utility costs with average store utility costs increasing 12.8% compared to the first nine months of fiscal 2005.

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

We have identified certain key strategic initiatives in an effort to improve these negative comparable sales trends and improve our long-term profitability. The initiatives consist of:

•	Menu Changes: We have been and plan to continue revising, streamlining and improving our current menu. Our main goal is to renew the focus on introducing popular menu items favored by our customers. The new menu should allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. New or improved menu items have been and are being tested. Customer feedback on improved hamburgers and new salad and steak offerings resulted in the roll-out of these items to all of our restaurants in November 2005. Other menu changes were rolled out system-wide in April 2006.

•	Validation and Training Programs: We have been recertifying and training our associates at every level of our Company. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers. We completed our targeted retraining/validation of all of our store managers at the end of January 2006. We are currently rolling a new training program to our hourly associates.

•

Bar Reinvigoration Initiatives: In fiscal 2005, approximately 28.5% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, which is some of the highest alcohol sales in the upscale casual dining market. Despite this, our alcohol sales have declined as a percentage of overall revenues over the last several years and we have begun reversing this trend. Our goal is to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. We implemented a new bar training program aimed at improving customer service levels in the second quarter of fiscal 2006. We have updated or replaced many of our draft beer systems and added freezers in all of our restaurants for chilling beer mugs. We are reworking many of our recipes and drink mixes, have developed and will continue to develop new specialty drinks for promotions and are in the process of adjusting our prices so they are competitive.

•	Revised General Manager Bonus Plan: We implemented a more aggressive and performance based bonus plan at the start of fiscal 2006 focused on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. We have further enhanced this bonus plan by creating cash-flow arrangements under which selected general managers may purchase an enhanced cash flow interest in the restaurants they operate. Six of our general managers signed up for the plan in March 2006. We expect to continue to offer this opportunity to a number of other general and district managers over the balance of fiscal 2006 and fiscal 2007.

•	Real Estate Strategy: We are working on upgrading our site selection process to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis software model has been developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. This model will also be critical in helping us explore the possibility of opening new locations outside of our traditional mall settings and creating a smaller prototype restaurant which is currently under design.

•	Franchise Network Development: We value franchising as a potentially profitable function and expect to hire a senior franchise development executive during late fiscal year 2006 or early fiscal 2007 to begin the planning for a more robust franchise network. We believe franchise development will only become an integral part of Champps’ long-term growth strategy once each of the above objectives is completed and the negative same store sales trends are reversed.

Although some of the initiatives have been implemented relatively quickly, such as the new bonus plan, others will take longer to implement, such as developing a franchise network. Ultimately management believes the implementation of these initiatives will improve the profitability of the Company. However, we have and will continue to incur additional expenses and capital spending in the near term in order to achieve our long-term objectives.

Our financial results for our third quarter of fiscal 2006 ended April 2, 2006 included:

•	Consolidated revenues increased 0.2% to $54.2 million from $54.1 million in the prior fiscal year reflective of full-period inclusion of two restaurants opened in fiscal 2005 and the partial year sales of one restaurant opened in fiscal 2006 partially offset by lower comparable sales of 3.1%.

•	Loss before income taxes of $3.5 million in the third quarter of fiscal 2006 compares to a loss before income taxes of $6.2 million in the same quarter of the prior fiscal year. Included in the third quarter of fiscal 2006 was a $4.3 million asset impairment charge. Included in the third quarter of fiscal 2005 was a $6.6 million asset impairment charge and $0.5 million severance expense.

•	A net loss of $1.9 million, or $0.15 diluted income per share, was reported in the third quarter of fiscal 2006 compared to a net loss of $3.6 million, or $0.28 diluted loss per share in the third quarter of fiscal 2005.

Financial Definitions

Revenue—Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of April 2, 2006, 49 restaurants of our total 53 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses—Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant associates wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include land and building operating lease rents, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period in accordance with a new accounting pronouncement.

Depreciation and Amortization—Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization, which are included in general and administrative expense.

General and Administrative Expenses—General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, stock award costs, restaurant manager-in-training wages and costs, bonuses and related associate payroll taxes and benefits, travel, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Other Financial Definitions—Severance expense consists of the cost associated with the separation agreements with certain former employees. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements but also included an investment gain in the first quarter of fiscal 2005. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997.

Fiscal Calendar—We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 2006 will consist of 52 weeks while fiscal 2005 consisted of 53 weeks. The extra week in fiscal 2005 fell in the first quarter.

Reclassification of Promotional and Employee Discounts—We provide discounted meals and beverages to guests for promotional purposes and discounted meals to our employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In fiscal 2005, we decided to report these amounts on a net basis and, accordingly, we eliminated such amounts for all periods presented. These reclassifications had no effect on net income, shareholders’ equity or cash flows. The reclassifications for the three and nine month periods ended April 3, 2005 were as follows (in thousands):

	Three Months Ended April 3, 2005	Nine Months Ended April 3, 2005
Revenue, as previously reported	$55,631	$168,911
Reclassification	(1,542)	(4,249)

Revenue reflecting the reclassification	$54,089	$164,662

Other operating expense, as previously reported	$9,628	$28,015
Reclassification	(1,536)	(4,229)

Other operating expense reflecting the reclassification	$8,092	$23,786

General and administrative expense, as previously reported	$3,423	$9,679
Reclassification	(6)	(20)

General and administrative expense reflecting the reclassification	$3,417	$9,659

Results of Operations

The following table sets forth, for the periods presented, certain unaudited consolidated financial information for the Company (dollars in thousands).

	Three Months Ended				Nine Months Ended
	April 2, 2006		April 3, 2005		April 2, 2006		April 3, 2005
Revenue:
Sales	$54,004	99.7%	$53,939	99.7%	$164,742	99.7%	$164,225	99.7%
Franchising and royalty, net	174	0.3	150	0.3	468	0.3	437	0.3

Total revenue	54,178	100.0%	54,089	100.0%	165,210	100.0%	164,662	100.0%

Cost of sales and operating expenses (as a percentage of sales)
Product costs	15,281	28.3	15,357	28.5	46,533	28.2%	46,816	28.5%
Labor costs	17,106	31.7	17,363	32.2	52,253	31.7	51,971	31.6
Other operating expenses	8,439	15.6	8,092	15.0	25,288	15.4	23,786	14.6
Occupancy	5,646	10.5	5,377	10.0	16,839	10.2	15,812	9.6
Pre-opening expenses	78	0.1	340	0.6	413	0.3	984	0.6

Total cost of sales and operating expenses (as a percentage of total revenue)	46,550	86.2	46,529	86.3	141,326	85.8	139,369	84.9
General and administrative expenses	3,710	6.8	3,417	6.3	10,539	6.4	9,659	5.9
Depreciation and amortization	2,820	5.2	2,857	5.3	8,479	5.1	8,320	5.0
Severance	5	—	547	1.0	110	0.1	547	0.3
Asset impairment charges	4,271	7.9	6,567	12.1	4,271	2.6	6,567	4.0
Other (income) expense, net	131	0.2	26	—	286	0.2	(95)	(0.1)

Income (loss) from operations	(3,309)	(6.1)	(5,854)	(10.8)	199	0.1	295	0.2

Other expense:
Interest expense and income, net	237	0.4	343	0.6	913	0.5	1,100	0.7
Expenses related to predecessor companies	(2)	—	50	0.1	(5)	—	315	0.2

Income (loss) before income taxes	(3,544)	(6.5)	(6,247)	(11.5)	(709)	(0.4)	(1,120)	(0.7)
Income tax expense (benefit)	(1,615)	(2.9)	(2,675)	(4.9)	(1,145)	(0.7)	(1,393)	(0.9)

Net income (loss)	$(1,929)	(3.6)%	$(3,572)	(6.6)%	$436	0.3%	$273	0.2%

Restaurant operating weeks	689		656		2,064		1,969
Restaurant sales per operating week	$78.4		$82.2		$79.8		$83.4
Number of restaurants (end of period)
Company-owned					53		51
Franchised					13		12

Total restaurants					66		63

Historically, we have experienced volatility quarter to quarter in the amount of pre-opening expenses and the percentage of these expenses to revenues. We typically incur the most significant portion of our pre-opening expenses associated with the opening of a new restaurant within the two months immediately preceding and during the month following the opening of a new restaurant. In addition, product costs, labor and operating costs associated with a newly opened restaurant are usually higher in the first three to four months of operation, both in aggregate dollars and as a percentage of revenues. Accordingly, the volume and timing of new restaurant openings has had, and may continue to have, a meaningful impact on pre-opening expenses, product costs, labor and operating costs. We did not open any new restaurants during the quarter ended April 2, 2006 and opened one new restaurant in the quarter ended April 3, 2005.

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

Third Quarter (13 Weeks) of Fiscal 2006 Ended April 2, 2006 Compared to the Third Quarter (13 Weeks) of Fiscal 2005 Ended April 3, 2005

Total revenue. Total revenue increased approximately $0.1 million, or 0.2%, to $54.2 million in the third quarter of fiscal 2006 from $54.1 million for comparable quarter in the prior year. The increase was due to operating approximately three more stores on average in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Comparable same store sales decreased 3.1% for the third quarter of fiscal 2006 compared to our third quarter of last year. Comparable same store food sales decreased 3.7% while comparable same store alcohol sales decreased 1.5%. Restaurant sales per operating week for all restaurants decreased $3,844, or 4.7%, to $78,380 in the third quarter of fiscal 2006 from $82,224 for the comparable quarter in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our newer restaurants opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.73 for the third quarter of fiscal 2006 compared to $13.69 for the third quarter of fiscal 2005. During the third quarter of fiscal 2006, food sales and alcoholic beverage sales represented 70.8% and 29.2% of our total food and beverage sales, respectively. During the third quarter of fiscal 2005, food and alcoholic beverage sales represented 71.3% and 28.7% of our total food and beverage sales, respectively.

Overall, our sales for the third quarter of fiscal 2006 benefited from a favorable college bowl game schedule this year versus last year, milder January weather and the Easter holiday falling in the fourth quarter this year versus the third quarter last year. Easter is typically a slower business day for our restaurants. However, we believe that our sales were negatively impacted by tighter consumer discretionary spending due to higher fuel and utility costs, fewer mortgage refinancing opportunities and rising health care costs. Also, negatively affecting our sales was the fact that St. Patrick’s Day fell on a Friday this year compared to Thursday last year, the Winter Olympics which is more typically viewed at home (as opposed to a bar viewed event) occurring this year, more adverse February weather conditions and the March Madness college basketball tournament this year which generally had a weaker overall fan following compared to the prior year’s tournament.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.1 million, or 0.6%, to $15.3 million in the third quarter of fiscal 2006 from $15.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.3% for fiscal 2006 and 28.5% for fiscal 2005. The decreased product cost as a percentage of restaurant sales resulted from lower meat and poultry prices partially offset by higher alcohol costs.

Labor costs. Labor costs decreased by $0.3 million, or 1.7%, to $17.1 million in the third quarter of fiscal 2006 from $17.4 million in the comparable prior year period. Labor costs as a percentage of restaurant sales decreased to 31.7% in the third quarter of fiscal 2006 from 32.2 % in the comparable prior year period due primarily to lower workers compensation insurance costs.

Other operating expense. Other operating expense increased $0.3 million, or 3.7%, to $8.4 million in the third quarter of fiscal 2006 from $8.1 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.6% in the third quarter of fiscal 2006 from 15.0% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher utility costs.

Occupancy. Occupancy expense increased $0.2 million, or 3.7%, to $5.6 million in the third quarter of fiscal 2006 from $5.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.5% in the third quarter of fiscal 2006 from 10.0% in the comparable prior year period. Occupancy expense increased due to more operating locations and increased as a percent of sales due to lower average restaurant sales.

Pre-opening expenses. Pre-opening expenses were $0.1 million for the third quarter of fiscal 2006 and $0.3 million for the comparable prior year period. We did not open any restaurants in the third quarter of fiscal 2006. We opened one restaurant in the third quarter of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.1% for fiscal 2006 and 0.6% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $0.1 million, or 0.2%, to $46.6 million in the third quarter of fiscal 2006 from $46.5 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $0.3 million, or 8.8%, to $3.7 million in the third quarter of fiscal 2006 from $3.4 million in the comparable prior year period. General and administrative expenses increased as a result of higher legal costs related to two litigation matters, compensation expense for stock-based compensation resulting from adoption of a new accounting standard, the issuance of restricted stock awards and consulting costs related to our initiatives partially offset by reduced support staff levels and bonus expense. General and administrative expenses as a percentage of total revenue increased to 6.8% for the third quarter of fiscal 2006 from 6.3% in the third quarter of fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 3.4%, to $2.8 million for the third quarter of fiscal 2006 from $2.9 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $6.6 million recorded in the third quarter of fiscal 2005 partially offset by an increase in assets associated with the opening of new restaurants. We estimate that an additional $0.2 million of depreciation and amortization expense would have been recorded in the third quarter of fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue decreased to 5.2% in the third quarter of fiscal 2006 from 5.3% in fiscal 2005’s third quarter.

Severance. No severance expense was recorded in the third quarter of fiscal 2006 compared to $0.5 million in the third quarter of fiscal 2005. The fiscal 2005 severance expense was the result of a separation agreement with our former chief executive officer.

Impairment Charges. An impairment charge of $4.3 million was recorded in the third quarter of fiscal 2006 compared to $6.6 million in the third quarter of fiscal 2005. The fiscal 2006 impairment charge was the result of recognition of an asset impairment for three restaurants, one of which closed in May 2006 and one which may close in the future. The fiscal 2005 impairment charge was the result of recognition of an asset impairment for four restaurants.

Interest expense and income, net. Interest expense and income, net was $0.2 million in the third quarter of fiscal 2006 and $0.3 million in the third quarter of fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 compared to those in the same prior year period and increased interest income in the third quarter of fiscal 2006 from invested excess cash balances.

Income (loss) before income taxes. Income (loss) before income taxes increased $2.7 million to a loss of $3.5 million in the third quarter of fiscal 2006 compared to a loss of $6.2 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense/(benefit). For the third quarter of fiscal 2006, we recorded an income tax benefit of $1.6 million compared to an income tax benefit of $2.7 million in the comparable prior year quarter. The effective tax rate for our third quarter this year was 45.6% versus 42.8% for the comparable period last year, each reflective of benefits for FICA tax credits.

Nine Months (Thirty-Nine Weeks) of Fiscal 2006 Ended April 2, 2006 Compared to the Nine Months (Forty Weeks) of Fiscal 2005 Ended April 3, 2005

Total revenue. Total revenue increased approximately $0.5 million, or 0.3%, to $165.2 million in the first nine months of fiscal 2006 from $164.7 million for comparable period in the prior year. We operated approximately four more stores on average in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005. Partially offsetting this increase in revenue was the effect of the extra operating week in fiscal 2005. In addition, comparable same store sales decreased 3.0% for the first nine months of fiscal 2006 compared to our first nine months of last year on a basis that excludes the extra week in fiscal 2005. Comparable same store food sales decreased 3.7% while comparable same store alcohol sales decreased 1.4%. Restaurant sales per operating week for all restaurants decreased $3,588, or 4.3%, to $79,817 in the first nine months of fiscal 2006 from $83,405 for the first nine months in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to our restaurants opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.71 for the first nine months of fiscal 2006 compared to $13.61 for the first nine months of fiscal 2005. During the first nine months of fiscal 2006, food sales and alcoholic beverage sales represented 70.8% and 29.2% of our total food and beverage sales, respectively. During the first nine months of fiscal 2005, food and alcoholic beverage sales represented 71.3% and 28.7% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.3 million, or 0.6%, to $46.5 million in the first nine months of fiscal 2006 from $46.8 million in the first nine months of the prior year period. Product costs as a percentage of restaurant sales were 28.2% for fiscal 2006 and 28.5% for fiscal 2005. Product costs decreased as a percentage of restaurant sales due to lower meat and poultry prices partially offset by higher alcohol costs.

Labor costs. Labor costs increased by $0.3 million, or 0.6%, to $52.3 million in the first nine months of fiscal 2006 from $52.0 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.7% in the first nine months of fiscal 2006 from 31.6% in the comparable prior year period due primarily to higher bonus costs resulting from our new bonus plan, which was put in place at the beginning of fiscal 2006, and higher kitchen labor costs, as a percentage of sales, due to the impact of lower average sales per restaurant. These increases were partially offset by lower management and workers compensation insurance costs.

Other operating expense. Other operating expense increased $1.5 million, or 6.3%, to $25.3 million in the first nine months of fiscal 2006 from $23.8 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.4% in the first nine months of fiscal 2006 from 14.6% in the same prior year period. The increase as a percent of sales resulted from higher utility costs and the sales recorded as a result of the extra week in fiscal 2005.

Occupancy. Occupancy expense increased $1.0 million, or 6.3%, to $16.8 million in the first nine months of fiscal 2006 from $15.8 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.2% in the first nine months of fiscal 2006 from 9.6% in the comparable prior year period. Occupancy expense increased due to more locations and as a percent of sales due to lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Pre-opening expenses. Pre-opening expenses were $0.4 million for the first nine months of fiscal 2006 and $1.0 million for the comparable prior year period. We opened one restaurant in the first nine months of fiscal 2006 and we opened three restaurants in the first nine months of fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.3% for fiscal 2006 and 0.6% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $1.9 million, or 1.4%, to $141.3 million in the first nine months of fiscal 2006 from $139.4 million in the comparable prior year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 8.2%, to $10.5 million in the first nine months of fiscal 2006 from $9.7 million in the comparable prior year period. General and administrative expenses increased as a result of compensation expense for stock-based compensation resulting from adoption of a new accounting standard and the issuance of restricted stock awards, auditing and consulting costs associated with our Sarbanes-Oxley internal controls assessment, higher legal costs, a $175,000 litigation settlement received and recorded as a reduction of expense in the first quarter of 2005 and costs associated with our strategic initiatives. These increases were partially offset by reduced support staff levels. General and administrative expenses as a percentage of total revenue increased to 6.4% for the first nine months of fiscal 2006 from 5.9% in the first nine months of fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 2.4%, to $8.5 million for the first nine months of fiscal 2006 from $8.3 million in the comparable prior year period. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $6.6 million recorded in the third quarter of fiscal 2005. We estimate that an additional $0.7 million of depreciation and amortization expense would have been recorded in the first nine months of fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.1% in fiscal 2006 and 5.0% in fiscal 2005.

Severance. Severance expense totaled $0.1 million for the first nine months of fiscal 2006 compared to $0.5 million of severance expense in the comparable prior year period. The fiscal 2006 severance expense related to payments to six employees whose services with the Company were terminated. The fiscal 2005 severance expense was the result of the Company’s separation agreement with its former chief executive officer.

Impairment Charges. An impairment charge of $4.3 million was recorded in the first nine months of fiscal 2006 compared to $6.6 million in the first nine months of fiscal 2005. The fiscal 2006 impairment charge was the result of recognition of an asset impairment for three restaurants while the fiscal 2005 impairment charge was the result of recognition of an asset impairment for four restaurants.

Other Income/Expense. There were $0.3 million of other expenses for the first nine months of fiscal 2006 compared to $0.1 million of other income in the comparable prior year period. A gain of approximately $0.3 million was recorded in the prior year quarter related to a one-time sale of an investment.

Interest expense and income, net. Interest expense and income, net was $0.9 million in the first nine months of fiscal 2006 and $1.1 million in the first nine months of fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 compared to those in the same prior year period.

Expenses related to predecessor companies. For the first nine months of fiscal 2006, we incurred essentially no expenses related to predecessor companies compared to $0.3 million in the comparable prior year period. The prior year amount related to court awarded attorney fees for a litigation matter.

Income (loss) before income taxes. Income (loss) before income taxes increased $0.4 million to a loss of $0.7 million in the first nine months of fiscal 2006 compared to a loss of $1.1 million in the comparable prior year period primarily for the reasons described above.

Income tax expense(benefit). For the first nine months of fiscal 2006, we recorded an income tax benefit of $1.1 million compared to an income tax benefit of $1.4 million in the comparable prior year period. The effective tax rate for our first nine months of this year was 161.5% versus 124.4% for the comparable period last year, each reflective of benefits for FICA tax credits.

Liquidity and Capital Resources

As of April 2, 2006, our cash balance was $11.2 million, which reflects a $8.5 million increase since the beginning of the fiscal year. Our net working capital increased by $11.7 million in the first three quarters of fiscal 2006 primarily as a result of reduced capital expenditures and receipt of tenant improvement allowances of $2.0 million. However, our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

For the first three quarters of fiscal years 2006 and 2005, we generated cash flow from operating activities of $11.1 million and $14.7 million, respectively. We received proceeds from tenant improvement allowances in the amount of $2.0 million in the first three quarters of fiscal 2006 and $3.0 million in the first three quarters of fiscal year 2005. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. We do not anticipate receiving any additional cash for tenant improvement allowances for the balance of fiscal 2006. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At April 2, 2006, we had $36.2 million and $9.7 million of such carryforwards and credits, respectively, available through 2025 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we have significantly reduced our growth this fiscal year. We opened only one new restaurant in the first nine months of fiscal 2006, the capital expenditures of which were mostly incurred in the prior year. We opened three restaurants in the first nine months of fiscal 2005. We have no new company-operated restaurants scheduled to open over the balance of fiscal 2006, although we expect to open up to two new restaurants in the second half of fiscal 2007. The following table, in thousands, details our capital expenditures.

	Nine Months Ended
	April 2, 2006	April 3, 2005
New store construction	$424	$8,988
Existing store remodel and refurbishment	2,679	2,309
Corporate related capital expenditures	193	239

Purchase of property and equipment	$3,296	$11,536

Total capital expenditures for fiscal year 2006 are anticipated to be approximately $4.5 million. We expect to spend from $5.0 million to $7.0 million for capital expenditures for fiscal 2007. We review our capital expenditures budget on a monthly basis and amounts are subject to change.

We have an agreement with AEI Fund Management, Inc. (“AEI”) for the development and sale/leaseback financing up to $50.0 million. At April 2, 2006, we had not completed any restaurants under this commitment and had none under development. The agreement expires in October 2006. The funding of this build-to-suit facility is subject to various pre-closing conditions. See Note 7—“Commitment and Contingencies” to the accompanying consolidated financial statements for further discussion of this agreement.

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

The credit facility limits the opening of new company owned restaurants to a maximum of twenty-four over a three-year period (of which through April 2, 2006 we have opened six new company owned restaurants) and also limits the amount of dividends and/or stock repurchases to $10 million over a three-year period (of which through April 2, 2006, we have repurchased $0.2 million (see stock repurchase plan discussion below). As of April 2, 2006, the Company had no outstanding borrowings under this facility and had placed letters of credit of $3.0 million under the facility with $22.0 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, and (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of April 2, 2006, we were in compliance with all debt covenants and financial ratios contained in the credit facility.

In addition, we have a $15.0 million principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

In January 2006, our Board of Directors approved a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through April 2, 2006, we purchased 25,370 shares of common stock for $209,000 under this plan. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and are currently evaluating whether to close up to two additional restaurants in connection with lease renegotiations with certain landlords. We expect to exit two of the closure locations through sublease or abandonment and expect to purchase one closure location from our landlord for $3.2 million with its disposal occurring through resale. Ultimately, we believe that the net cash cost will be between $3 to $4 million to exit these three locations. We can not make any assurances that we will close either or both of the two remaining restaurants currently being evaluated.

During fiscal 2005, we expended approximately $1.4 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2006 and beyond will not be significant and will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 7 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($22.0 million available at April 2, 2006) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any potential restaurant closure costs at least through the end of calendar year 2006. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Item 1 Business-Risk Factors” of our Annual Report on Form 10-K for our 2005 fiscal year may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by indicated period as of April 2, 2006 (in thousands):

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$210,511	$16,308	$33,593	$32,879	$127,731
Long-term debt	16,273	825	15,448	—	—
Letters of credit	3,031	3,031	—	—	—
Construction commitments	—	—	—	—	—
Royalties	19,969	367	753	815	18,034

	$249,784	$20,531	$49,794	$33,694	$145,765

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

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. At April 2, 2006, we did not have any such commitments.

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

In accordance with the provisions of SFAS No. 123(R), stock-based compensation expense in the amount of $304,000 and $554,000 was recorded for the three and nine months ended April 2, 2006, respectively. The total stock-based compensation expenses were recorded in general and administrative expense. In addition, compensation expense for an executive of $330,000 was recorded in general and administrative expense for the nine months ended April 2, 2006, representing the market value of shares which would have vested under a restricted stock award with a cash equivalency feature but were subject to shareholder approval which did not occur until December 7, 2006.

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

We estimate that $4,013,000 of compensation cost related to previously (pre-SFAS 123(R) adoption) granted stock options and restricted stock awards which are non-vested has not yet been recognized. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

See Note 10 to Notes to the Unaudited Consolidated Financial Statements for more information concerning our adoption of SFAS No. 123(R) and specifics concerning our stock-based compensation plans and the restricted stock awards.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or reasonably assured lease term for leasehold improvements. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized. The annualized effect of a one year increase in the estimated useful lives of our property and equipment would decrease our depreciation expense by approximately $1.0 million. The effect of a one year decrease in the estimated useful lives would increase our depreciation expense by approximately $1.3 million.

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

During the third quarters of fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants, respectively. Additionally, we have two additional restaurants open for at least six quarters which had positive or approximately break-even cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of April 2, 2006, the long-lived asset value of these two restaurants was $3.6 million. We have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants.

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

Stock-based compensation

We have granted stock options and restricted stock awards to certain employees and non-employee directors. Effective at the beginning of fiscal 2006, we account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (Revised), “Accounting for Stock-Based Compensation.” Under the fair value provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period (usually the vesting period). Determining the fair value of stock-based awards at the date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of April 2, 2006, we had net deferred tax assets of $31.2 million. We believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of April 2, 2006, we had federal net operating loss carryforwards of approximately $36.2 million, expiring at various dates through 2023, certain states’ net operating loss carryforwards totaling $5.8 million expiring at various dates through 2024 and FICA tip credit carryforwards of approximately $9.7 million, expiring at various dates through 2025.

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

New Accounting Pronouncements

In October 2005, FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. We have not historically expensed rental costs during the construction period and believe that the adoption of FAS 13-1 will result in an increase of the average per unit pre-opening costs by approximately $0.1 million.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

At April 2, 2006, we were not exposed to interest rate fluctuations on any debt carrying variable interest rates.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of April 2, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2006.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 2, 2006, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings

See “Note 7. Commitments and Contingencies—Litigation” in “Notes to Unaudited Consolidated Financial Statements.”

ITEM 1A.	Risk Factors

Information regarding risk factors appears in “Item 2 MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in “Item 2 MD&A” of this Report on Form 10-Q. In addition, risk factors are included in Part I-Item 1 of our Report on Form 10-K for the fiscal year ended June 30, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K except as reflected in Item 2 MD&A in this Report on Form 10-Q and “Item 2 MD&A” in the Report on Form 10-Q filed with the Commission on February 2, 2006.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Shares

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended April 2, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 2, 2006 through January 31, 2006	—	$—	—	$5,000,000
February 1, 2006 through February 28, 2006	25,370	8.25	25,370	4,790,815
March 1, 2006 through April 2, 2006	—	—	—	4,790,815
Total	25,370	$8.25	25,370	$4,790,815

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

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description
31.1	Certification of Michael P. O’Donnell pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of David D. Womack pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Michael P. O’Donnell pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of David D. Womack pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

May 10, 2006	By:	/s/ MICHAEL P. O’DONNELL
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2006	By:	/s/ DAVID D. WOMACK
David D. Womack
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)