Form 10-K
period 2006-07-02
CHAMPPS ENTERTAINMENT INC
filed 2006-09-08
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 2, 2006

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

Common Stock, par value $.01 per share

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the common stock as reported by the Nasdaq National Market on December 30, 2005 of $6.46 per share, was $58,797,622. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

Number of shares of common stock, outstanding at September 1, 2006: 13,172,111.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2006 Annual Meeting of Stockholders and to be filed within 120 days of July 2, 2006 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports, will be provided without charge upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124 and will also be available on our web site at www.champps.com under the heading “Company / Investors / Financial Information,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our Code of Business Conduct and Ethics is available on our website under the headings “Company / Investors / Corporate Governance.”

ii

FORM 10-K INDEX

iii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the highly competitive nature of the casual dining restaurant industry;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified employees;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the inability to cancel or renegotiate unfavorable leases;

•	the ability to repay or refinance our indebtedness;

•	the ability to maintain effective internal controls; and

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1A. Risk Factors.” The forward-looking events we discuss in this Annual Report on Form 10-K might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004 are referred to as fiscal 2006, 2005 and 2004, respectively. Fiscal 2005 contained 53 weeks while fiscal 2006 and 2004 each contained 52 weeks.

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

As of September 1, 2006, we owned and operated 50 restaurants in 19 states and had 13 additional restaurants operating under franchise or license agreements in six states under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Overall, we operate and franchise or license in a total of 23 states. Our menu is comprised of items primarily made from scratch on the premises. Our menu includes a large selection of appetizers as well as main course salads, entrée and pasta selections, premium sandwiches, specialty burgers and wraps, along with additional regularly changing specials. Our menu is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, after-work, dinner and late night. Our average check per dining room guest was approximately $13.70 in fiscal 2006, excluding alcoholic beverages.

Our current restaurants range in size from approximately 7,000 to nearly 12,100 square feet and seat 207 to 360 guests. During fiscal 2006, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.2 million. Our average unit sales are higher than most restaurant companies in the casual dining industry. Our restaurants principally rely on frequent visits and loyalty from our guests who work, reside or shop nearby, rather than tourist traffic. Typically, our restaurants are located within large metropolitan areas that draw fan interest in professional and collegiate sport teams to allow us to promote the broadcasting of these sporting events in our restaurants.

We opened one restaurant and closed three restaurants in fiscal 2006. We do not expect to open any new restaurants in fiscal 2007 and may close certain additional stores. However, over the last seven years, we have increased the number of company-owned restaurants from 18 in fiscal 1999 to 50 restaurants in fiscal 2006, representing a compounded annual growth rate of 15.7% and we expect to resume modest growth in fiscal 2008.

Our financial results for fiscal 2006 included:

•	Consolidated revenues decreased by 1.7% to $209.6 million reflective of the decreased comparable store sales of 3.7%, the extra week in fiscal 2005 offset by the inclusion of full year results in 2006 from four restaurants opened in fiscal 2005.

•	Income before income taxes of $0.4 million was recorded in fiscal 2006 compared to $1.3 million in the prior fiscal year. Included in fiscal 2006’s and 2005’s results were asset impairment charges and restaurant closings/disposals of $2.4 million and $4.0 million, respectively.

•	A loss from discontinued operations, net of tax, of $2.9 million was recorded in fiscal 2006 compared to $2.0 in the prior fiscal year. The loss from discontinued operations, net of tax, relates to the operations of three locations which were closed in May 2006 and related asset impairment charges and restaurant closing/disposal costs.

•	A net loss of $1.6 million, or $0.12 diluted loss per share, was reported in fiscal 2006 compared to a net loss of $0.2 million, or $0.02 diluted loss per share, in fiscal 2005.

•	At July 2, 2006, we had cash and cash equivalents of $9.4 million, reflecting a net increase of $6.7 million for fiscal 2006.

Business strategy

Our objectives continue to revolve around building our brand awareness and guest loyalty. We intend to achieve this goal principally by providing our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts, thus increasing our sales and profits.

Over this last fiscal year, we have been working on certain key strategic initiatives. We believe we made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that our efforts have been hampered by macroeconomic factors which, in the second half of our fiscal year, were generally believed to negatively impact sales of many companies in the full-service casual segment of the restaurant industry. These macroeconomic factors include higher gas prices, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals will ultimately be achieved through these initiatives.

The initiatives consist of:

•	Menu Changes: Our main goal has been to renew the focus of the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. Improving our consistency of execution will be a key focus to improve guest satisfaction over the next year.

Also, we revamped our specials program in fiscal 2006. Our specials have been developed with the assistance of outside culinary experts and are now featured more prominently within our menu utilizing a full color layout. The specials are also being rotated less frequently than in past years to build consumer trial and improve operational execution. We have seen an increase in our menu mix associated with specials as a result of these efforts.

Menu pricing was also examined and adjusted in fiscal 2006. While we did not significantly increase overall menu prices, we instituted a tiered-group approach to pricing within our restaurants based on analysis of consumer sensitivities to pricing levels within the individual restaurants. The intent of this revised pricing structure was to take advantage of pricing opportunities without compromising consumer volumes. We expect to continue to explore these types of pricing opportunities over fiscal 2007.

•	Validation and Training Programs: In the first half of the year, we recertified and validated all of our restaurant managers. Also in fiscal 2006, we directed targeted training toward our hourly employees. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of our mission of offering exceptional food and hospitality to our customers.

Heightened and enhanced training will be a key focus for us in fiscal 2007. We plan to revamp a number of our training programs including use of new training tools and techniques and also provide leadership development programs for select designated individuals. We recently completed a “visioneering” process to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program is intended to be rolled system-wide in fiscal 2007.

•	Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. In fiscal 2006, we reversed this trend and approximately 28.9% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, which represents some of the highest alcohol sales in the upscale casual dining market. Our goal has been to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Actions to accomplish this in fiscal 2006 included implementing a training program aimed at improving customer service levels, updating or replacing draft beer systems, and adding freezers in the bars of all of our restaurants for chilling beer mugs. Also, we reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices were adjusted based on competitive considerations and we modified happy hour programs in a number of stores to enhance the guest experience.

•	Revised General Manager Bonus Plan: In fiscal 2006, we implemented a more aggressive and performance based bonus plan focused for our managers on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operation may purchase an enhanced cash flow interest in the restaurants they operate. As of July 2, 2006, seven of our general managers and two of our directors of operations had executed such agreements. We expect to continue to offer this opportunity to a number of other general and district managers in fiscal 2007.

•	Real Estate Strategy: While we do not expect to open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis regression software model has been developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants at underperforming locations. We expect to resume modest growth in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and have identified two additional restaurants as possible closures in the next fiscal year. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if any other further closures are warranted.

•	Franchise Network Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives as important precursors to our franchising efforts. We expect to start pursuing a cohesive franchising program in fiscal 2007, and hope to see new franchise restaurant openings in fiscal 2008.

In addition to the initiatives outlined above, we plan to increase our marketing efforts and expenditures in early fiscal 2007, including testing radio promotions in two markets.

Growth strategy

In fiscal 2004 and 2003, we opened seven restaurants in each year. However, we slowed our restaurant growth in both fiscal 2006 and fiscal 2005, opening only one new restaurant in fiscal 2006 and four new restaurants in fiscal 2005. Also, we closed three underperforming stores in May 2006 and may close up to an additional two stores. We do not plan to open any restaurants in fiscal 2007, but plan to resume modest growth in fiscal 2008. We have focused our attention on reversing the negative sales trends at our existing restaurants instead of continuing to expand the concept as we have done in the past.

Site selection will be critical to our future growth plans. Members of our senior management will evaluate, inspect and approve each restaurant site prior to its acquisition. Also, we have retained an outside consulting firm to assist us with our future potential restaurant site selection process. The consulting firm uses up to 600 factors to determine the probable revenue levels of future restaurant sites. By using this analytical process, we intend to decrease the risk associated with opening new restaurants at underperforming locations. Since the revenue of a new restaurant is the largest factor impacting its future profitability, we feel that if we have more certainty related to the new restaurant’s revenue, our risk will decrease. This outside consulting firm will also identify new markets where we should concentrate our site selection efforts based upon local demographics and competitive factors.

We plan to pursue opening more franchised Champps locations. However, we do not believe that this will occur to any significant degree until many of our other initiatives are completed. A licensed/joint venture Champps operation opened in the Dallas/Fort Worth, Texas airport terminal in October 2005 and a new franchised Champps restaurant opened in Des Moines, Iowa in August 2004. Although we have no obligation to do so, in the future we may seek to acquire some or all of our 13 franchised/licensed restaurants from our franchisees/licensees. This may require additional capital.

Day-part allocation

We believe our ability to serve our guests in each of our four distinct day-parts is a strength for our concept. The following table depicts the percentage of overall company-owned restaurant sales during fiscal 2006 attributable to each of our day-parts. During this period, our food sales and alcoholic beverage sales as a ratio of total food and beverage sales was 71.1% and 28.9%, respectively. Champps merchandise and other sales totaled $274,000 and were only 0.1% of overall sales in fiscal 2006.

Sales by Day Part - Fiscal 2006

	Food Sales	Alcoholic Beverage Sales	Food and Alcoholic Beverage Sales
Lunch
Open to 4:00 PM	41.2%	16.2%	34.2%

After Work
4:00 to 7:00 PM	29.5%	36.6%	31.5%

Dinner
7:00 to 10:00 PM	26.2%	36.2%	29.0%

Late Night
10:00 to close	3.1%	11.0%	5.3%

	100.0%	100.0%	100.0%

Restaurant design and ambiance

Our restaurants have an ambiance enhanced by a layout that encourages social interaction, large parties and promotes a high-energy environment. All of our restaurants have multiple levels that enable us to offer our guests multiple seating options that appeal to various dining preferences while also creating an open atmosphere and the ability for guests to have a panoramic view of the entire restaurant. Our restaurants have large bar areas, typically located on the first level. The bar’s numerous angles and bends provide our guests with a place to meet and socialize. We place large video walls and additional televisions strategically throughout each restaurant, which together with a state of the art sound system, provide a source of entertainment for our guests. We monitor the selection of our broadcasts, music and volume in each dining area to create the appropriate dining environment. We also use plasma televisions to incorporate the latest technologies and keep our restaurants up to date.

Our restaurant interiors utilize a combination of dark cherry stained wood and brick throughout the dining area, Italian style ceramic tile in the kitchen and bathrooms, slate style tile in the bar area and noise reducing carpet in the dining room. Our bars are generally stainless steel and we use accented black granite or wood trim at our specially designed hostess stands to enhance our contemporary feel. The majority of our restaurants include an indoor patio area with a large fireplace and several have outdoor patios which can accommodate large parties, all of which provide our guests with multiple settings to choose from. Our display kitchens are presented behind a floor-to-ceiling glass wall to provide a focal point for the dining room. We use a variety of directional lighting and chandeliers to create a warm environment in our dining room and bar areas.

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

Menu

Currently, we offer our guests a comprehensive selection of approximately 80 items, primarily made on the premises from scratch, which includes a selection of 19 appetizers, 13 main course salads, 26 entrée and pasta selections and 25 premium sandwiches, specialty burgers and wraps. We also feature six to eight specials that typically change quarterly, allowing us to routinely refine our menu offerings and keep our selections fresh for our frequent visitors. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Many of our fresh sauces, salad dressings, batters and mixes are prepared from scratch daily in our restaurants using high-quality and fresh ingredients.

The food items on our current menu range from $5.79 to $13.79 for appetizers, $7.99 to $12.99 for main plate salads, $9.49 to $18.99 for entrée and pasta selections and $7.99 to $10.99 for premium sandwiches, specialty burgers and wraps. For fiscal 2006, our average guest check in our dining room was approximately $13.70, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 24 selections of wine, most of which are available by the glass, 20 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 28.9% of total food and beverage sales during fiscal 2006.

Food preparation and quality control

We believe our food quality and control standards are maintained at a high level. Our systems are designed to provide freshly prepared items based on the specifications set by our corporate culinary personnel and overseen at each of our restaurants by an executive kitchen manager and up to three management assistants. We invest substantial time in training and testing of our kitchen employees to adhere to our strict standards and preparation guidelines to maintain our quality control. We design our facilities to ensure food is maintained in accordance with the requirements of the local health codes where we do business. We audit our sanitary conditions at each restaurant and train all of our management employees regarding safe handling practices of food products.

Marketing and advertising

Historically, we have relied primarily on guest referrals rather than external marketing initiatives to promote our brand. Frequent visits from our loyal guests are necessary to generate the high volume of sales in our restaurants. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to increase guest frequency, average guest spending and overall sales. Marketing activities are communicated to our guests within our restaurants via printed displays such as posters, banners, table top displays and menu inserts. Additionally, we regularly utilize video presentations on our many monitors to promote menu items and special events. During the last three fiscal years, our expenditures for advertising and promotions were less than 1.5% of total restaurant sales.

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

Operations

Restaurant management. As of September 1, 2006, we had six directors of operations who oversee approximately nine restaurants each and who supervise the general managers at each restaurant in their area. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are frequently promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels.

Restaurant employees and service. We believe that our uncompromising service is one of our differentiating factors. Our service is based on a team concept to ensure that guests are made to feel that any employee can help them and that they are never left unattended. To maintain these high standards, we seek to hire and train personnel who believe in our philosophy and are passionate about guest service. We strive to personalize the dining experiences of our guests by instilling both high standards and a sense of urgency among our employees. All employees meet with their managers at two daily pre-shift motivational and informational meetings in which service standards, restaurant promotions, specials and quality control are reviewed. We frequently reward individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. For example, our “Pin Program” rewards and recognizes the efforts of employees with pins that are worn proudly on uniforms to publicly acknowledge their commitment to guest service.

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

We provide all new employees with a complete orientation and training for their positions to ensure they are able to meet our high standards and understand our Company policies. For servers, we require a minimum of six-days training on how to serve our food, safely and responsibly serve alcohol products, the composition and preparation techniques for each menu item, direction on how to treat and serve our guests and ways to promote our business. Our food preparation staff undergoes an intensive five-day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new employee’s progress at pre-determined stages within the training schedule.

When we open a new restaurant, we provide an extensive and varied level of training to employees in each position to ensure the smooth and efficient operation of the restaurant from the first day it opens to the public. We believe this training helps provide our guests with a quality dining experience from opening day on. Our training programs enable us to promote existing employees and managers as new restaurants open or positions become available.

General Manager and Director of Operations Partner Programs

This last fiscal year, we started inviting certain of our general managers and directors of operation (collectively referred to as “partners”) to enter into seven-year employment agreements and also enter into an agreement to purchase an interest in their restaurants’ monthly cash flows (“cash flow bonus interest”) for the duration of the agreement to facilitate the development, leadership and operation of our restaurants. As of July 2, 2006, seven of our general managers and two of our directors of operations had executed such agreements. Under the agreement, each partner is required to make a capital contribution in exchange for their percentage in the restaurant or region the partner manages and we have the option to purchase their cash flow bonus interest after a seven-year period at a predetermined cash flow multiple. Part of the partner’s capital contribution may be financed over a two-year period. The cash flow bonus interest purchased by each partner is five percent for general manager partners and three percent for directors of operations. We expect to continue offering this program to additional select managers over the next fiscal year.

Restaurant franchise and licensing agreements

As of September 1, 2006, we had 13 franchised or licensed restaurants. A new licensed/joint venture restaurant opened in the Dallas/Fort Worth, Texas airport terminal in October 2005, a new franchise location opened in Des Moines, Iowa in August 2004 and the franchise location in Charlotte, North Carolina was closed in July 2004. Seven of our current franchised / licensed restaurants are located in the Minneapolis, Minnesota area and two are located in Milwaukee, Wisconsin. We also have one franchised / licensed restaurant in each of Dallas, Texas, Des Moines, Iowa, Sioux City, South Dakota and Omaha, Nebraska. We have a total of five franchisees/licensees, of which three own 11 of the 13 franchised or licensed restaurants.

Our revenue from current franchisee / licensee agreements represented approximately 0.3% of our revenue in fiscal 2006. Each franchisee / licensee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

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

Purchasing

We endeavor to obtain high quality menu ingredients and other supplies and services for our operations from reliable sources at competitive prices. We rely on SYSCO Corporation, a national food distributor, as the primary supplier of our food. In August 2003, we entered into a new five-year distribution agreement with SYSCO. By utilizing a distribution company with a national presence, we are able to ensure consistent application of menu specifications throughout the country at pre-negotiated prices. We also periodically enter into selective short-term pricing agreements for the products we use most extensively. This helps us to consistently maintain our product costs. We believe that all essential food and beverage products are available from several qualified suppliers at competitive prices should an alternative source be required.

To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management determines the quantities of food and supplies required. Our centralized purchasing staff, specifies the products to be used at our restaurants, designates the vendors from whom to purchase these products, and provides suppliers with detailed ingredient specifications.

Competition

The restaurant industry is highly competitive. We compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the location of the restaurants, amount and frequency of advertising and the quality, variety and price of food products served. Changes in consumer preferences, economic conditions, environmental conditions, demographic trends and the location and number of, and type of food served by, competing restaurants could adversely affect our business as could the availability of experienced management and hourly employees. We believe that the flexibility of our multiple day-part model, the quality of our freshly prepared menu items and our unique entertainment including our sports-theme focus and excellent service have created an attractive, high sales volume restaurant model.

Employees

As of September 1, 2006, we had approximately 5,123 employees on the Champps team, approximately 5,087 of which were restaurant management and field support personnel and 36 whom worked at our corporate headquarters. We do not have any collective bargaining agreements. We consider our employee relations to be good.

History

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, DAKA International, Inc. (“DAKA”), a large publicly traded food service management and restaurant company, purchased Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA’s food service businesses were spun off and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Services. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc. Today, we operate with a single brand know as Champps or Champps Americana.

Operating locations

We lease all but one of our restaurants. The initial term of our restaurant leases expire at varying times commencing in 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years.

Our existing company-operated restaurants average approximately 9,100 square feet in size for conditioned space with the range among our restaurants varying from approximately 7,000 to 12,100 square feet. Our average restaurant has approximately 280 seats in the conditioned space, with the number of seats varying from 207 to 360 seats among our restaurants. Many of our restaurants have seating in non-conditioned porches, patios or terraces which add up to 132 additional seats and 41 seats on average.

The following table sets forth our company-operated and franchised / licensed restaurants at July 2, 2006.

Company Owned Restaurant Locations Total 50		Franchised / Licensed Restaurant Locations Total 13
ARIZONA	MINNESOTA	IOWA
Phoenix	Eden Prairie	Des Moines
CALIFORNIA	Minnetonka	MINNESOTA
Irvine	Richfield	Burnsville
COLORADO	NEW JERSEY	Maple Grove
Colorado Springs	Edison	Maplewood
Denver	Marlton	Minneapolis
Littleton	NEW YORK	New Brighton
DELAWARE	Rochester	St. Paul
Wilmington	NORTH CAROLINA	Woodbury
FLORIDA	Durham	NEBRASKA
Ft. Lauderdale	Raleigh	Omaha
Tampa	OHIO	SOUTH DAKOTA
GEORGIA	Cincinatti	Sioux Falls
Alpharetta	Columbus (3)	TEXAS
ILLINOIS	Dayton	Dallas
Lincolnshire	Lyndhurst	WISCONSIN
Lombard	Valley View	Milwaukee
Orland Park	West Chester	Brookfield
Schaumburg	Westlake
Skokie	PENNSYLVANIA
INDIANA	King of Prussia
Indianapolis (2)	Philadelphia (2)
LOUISIANA	TEXAS
Baton Rouge	Addison
MARYLAND	Houston
Columbia	Las Colinas
MICHIGAN	San Antonio
Lansing	VIRGINIA
Livonia	Arlington
Troy	Fairfax
Utica	Reston
Richmond

Restaurants to open

We do not plan to open any new restaurants in fiscal 2007. In the fiscal 2008, we expect to resume modest new restaurant growth.

Closed restaurants

We closed three restaurants in May 2006 and believe we may close up to two additional restaurants in connection with lease renegotiations with certain landlords. As of July 2, 2006, we had exited one of the closed locations through a lease termination agreement and purchased one closed location from our landlord in consideration of a payment in the amount of $3.2 million with disposal of the location expected to occur through resale of the property. We expect to exit the other location through a sublease or lease termination agreement. We can not make any assurances that we will close either or both of the two remaining restaurants currently being evaluated.

Trademarks

Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: “Champ’s,” “Champps,” and “Champps Americana.”

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the “Champ’s” and “Champps” service marks, trademarks and trade names, we agreed to pay the seller an annual fee. For fiscal 2006, the maximum fee was equal to the lesser of $333,000 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants, excluding two of our oldest restaurants, and we paid the maximum amount payable under this agreement. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%.

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

Our restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. Typically, licenses must be renewed annually and may be revoked or suspended for cause. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location would adversely affect our, or a franchisee’s, operation in that location.

In addition, our restaurants are subject to “dram shop” statutes in certain states, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that has illegally over-served alcoholic beverages to the intoxicated person. For fiscal 2007, we will carry liquor liability coverage in the amount of $1.0 million per occurrence subject to an aggregate annual policy limit of $5.0 million, with a $0.25 million deductible per occurrence.

The Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA, which mandates accessibility standards for individuals with physical disabilities, may increase the cost of construction of new restaurants and of remodeling older restaurants.

We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of our food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage especially for tipped employees will generally increase our labor costs.

Item 1A. Risk Factors

Our key strategic initiatives may not be successful and could fail to improve our comparable store sales and our long-term profitability

As part of our key strategic initiatives designed to improve our comparable store sales and our long-term profitability, we’ve been refining our menu, training and bar programs to reinvigorate that portion of our business, among other initiatives. These steps have not yet proven their viability and are subject to additional refinement and further costs. We may find that these steps are too costly or do not produce improved customer acceptance, revenues or profitability. We cannot assure you that our new real estate strategy, which includes a Champps specific site model, will improve the profitability and success of our new restaurants compared to our previous site selection process.

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

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

As of July 2, 2006, we owned and operated 50 restaurants. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach anticipated long term profitability levels due to inefficiencies typically associated with new restaurants.

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

The success of our restaurants depends a large part on location. There can be no assurance that current locations will continue to be attractive, as demographic patterns change. Possible declines in neighborhoods or businesses where our restaurants are located, or economic conditions surrounding those neighborhoods, could result in reduced sales in those locations.

Our future growth depends on our ability to open new restaurants, and we may not be able to achieve our goals for unit expansion

Our ability to expand our operations through the opening of new restaurants is important to our future financial success. Since fiscal 1997 through fiscal 2006, we have expanded our operations from 12 company-owned restaurants in nine states to 50 company-owned restaurants in 19 states. We do not expect to open any restaurants in fiscal 2007, but expect to resume modest growth in fiscal 2008. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our future expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

The inability to develop and construct our restaurants within budget and projected time periods could adversely affect our business and financial condition

Critical to our success is our ability to construct our restaurants within budget and on a timely basis. Many factors may affect the costs associated with the development and construction of our restaurants, including:

•	labor disputes;

•	general contractor disputes;

•	shortages of material and skilled labor;

•	adverse weather conditions;

•	unforeseen engineering problems;

•	environmental problems;

•	construction or zoning problems;

•	local government regulations and approvals; and

•	unanticipated increases in costs, any of which could give rise to delays or cost overruns.

If we are unable to develop new restaurants within anticipated budget or time periods, our future revenue will not meet our expectations and pre-opening and construction costs may exceed our projections. In addition, returns on our investments may be impaired and the amount of capital available for other new restaurants may not be available.

We may require additional capital to expand our business

Changes in our operating plans, acceleration of our expansion plans through internal growth or acquisitions, lower than anticipated sales, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Additional debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate or grow our business. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our franchisees / licensees could take actions that could harm our business

Franchisees / licensees are independent operators and are not employed by us. We provide training and support to franchisees / licensees, but any number of factors beyond our control may diminish the quality of franchised / licensed restaurant operations. Consequently, franchisees / licensees may not successfully operate restaurants in a manner consistent with our standards and requirements or may not hire and train qualified managers and other restaurant personnel. If franchisees / licensees do not operate in accordance with our standards, our image and reputation may suffer materially and system-wide sales could significantly decline. Also, the presence of franchised / licensed restaurants may limit our ability to expand in a desired market through company-owned restaurants.

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

Changes in consumer preferences or discretionary consumer spending could negatively impact our results of operations

Our success depends, in part, upon the popularity of the menu items served in the Champps environment and our dining style. Shifts in consumer preferences away from our cuisine or dining style could materially and adversely affect our future profitability. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce guest traffic or impose practical limits on pricing, either of which could materially and adversely affect our operating results.

Health concerns relating to the consumption of our food products could negatively impact our results of operations

We are subject to the risk that consumer preferences could be affected by health concerns about the consumption of particular food products or outbreaks of disease in a food product, such as bovine spongiform encephalopathy (i.e. “mad cow” disease) or avian influenza. Beef and chicken are the key ingredients in many of our menu items. Negative publicity concerning food quality, illness and injury, publication of government or industry findings concerning food products served by us, or other dietary and health concerns or operating issues stemming from one restaurant or a limited number of restaurants may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.

Increases in utility, insurance or other costs could have a material adverse effect on our results of operations

Our restaurants’ operating margins are affected by fluctuations in the price of utilities such as natural gas, electricity and water. The premiums that we pay for our insurance programs, including workers’ compensation, general liability, health and directors’ and officers’ liability, may increase at any time as may the amount we pay for claims experienced under our high deductible programs. Also, our restaurants incur a number of other costs in order to operate not limited to supplies, services, banking/credit card fees and repair and maintenance costs. All of such costs may increase at any time and negatively affect our operating margins.

We depend on the services of key executives and management, the loss of whom could materially harm our business

Our future success significantly depends on the continued service and performance of our executive officers and key employees, such as regional directors of operation, restaurant general managers and kitchen managers. Competition for these key employees is intense. The loss of the services of members of our senior management and key employees or the inability to attract additional qualified personnel as needed could adversely harm our business until suitable replacements can be found.

Litigation or assessments could have a material adverse affect on our business

We are subject to complaints or allegations from current and former or prospective employees from time to time. In addition, we are subject to complaints or litigation from guests alleging discrimination, illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid, whether we are liable, or whether such allegations involve one of our franchisees or licensees. A lawsuit or claim could result in an adverse decision that could have a material adverse affect on our business.

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

From time-to-time, Champps and its predecessors have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. We provide reserves in our financial statements for these and other matters. The approximate amounts of these reserves are reviewed periodically to determine their adequacy. Although we believe that our current reserves are adequate in light of our analyses of the potential outcomes of the matters, there can be no guarantees that we will not have to recognize additional charges as these matters are ultimately resolved. Any resulting charges could be significant.

If we are unable to protect our intellectual property rights, it could reduce our ability to capitalize on our brand names

Pursuant to a Master Agreement dated February 1, 1994, we acquired the “Champps,” “Champ’s” and “Champps Americana” service marks, trademarks and trade names. Our business prospects depend, in part, on our ability to develop favorable consumer recognition of the Champps name and logo. Our trademarks could be infringed in ways that leave us without redress, such as by imitation. In addition, we rely on trade secrets and proprietary know-how, and we employ various methods to protect our concepts and recipes. However, such methods may not afford adequate protection and others could independently develop similar know-how or obtain access to our know-how, concepts and recipes. From time to time, we pursue litigation to protect our name and logo, which can be costly and, if unsuccessful, could impair our rights. Moreover, we may face claims of infringement that could both interfere with our use of our proprietary know-how, concepts, recipes, trade secrets or trademarks or subject us to damages.

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

We are subject to extensive governmental regulations including, but not limited to, the sale and serving of alcoholic beverages and wages paid to our employees that could adversely affect our operations and our ability to expand and develop our restaurants

The restaurant industry is subject to various federal, state and local governmental regulations. While at this time we have been able to obtain and maintain the necessary governmental licenses, permits and approvals, the failure to maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure in obtaining the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may suspend, revoke or deny renewal of our food and liquor licenses if they determine that our conduct or facilities do not meet applicable standards or if there are changes in regulations. Smoking bans in some locations could also have an adverse effect on our business.

For fiscal 2006, approximately 28.9% of our restaurant food and beverage sales were attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, which could include sales to minors or intoxicated persons. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

Various federal and state labor laws govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, and citizenship requirements. Additional government imposed increases in minimum wages, overtime pay, paid leave of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities or a reduction in the number of states that allow tips to be credited toward minimum wage requirements could harm our operating results. We are also subject to the ADA which may increase the cost of construction or remodeling.

On June 17, 2002, the United States Supreme Court ruled that the Internal Revenue Service (“IRS”) can use aggregate tip estimates to ensure that the employer is paying FICA taxes on allegedly underreported tips. Under the ruling, the IRS does not need to examine individual employees’ records and it is permissible for the IRS to estimate the amount of cash tips given to employees based on tips included on credit card receipts.

The reporting of tips is the responsibility of the employees receiving the tips. We encourage and train our employees to abide by the law and report 100% of the tips that they receive. While we believe our employees adequately report tips, we have implemented tip reporting policies and procedures that are in full compliance with the recommended IRS policies and procedures as defined in our Tip Reporting Alternative Commitment Agreement that was executed by the Company and the IRS in fiscal 2004.

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards

As of July 2, 2006, we had federal net operating loss (“NOL”) carryforwards of approximately $40.1 million and FICA tax credit carryforwards of approximately $10.2 million. The federal NOL’s expire at various times through 2025 and the FICA tip tax credits expire at various times through 2026. Also as of July 2, 2006, we had certain state net operating loss carryforwards totaling $5.8 million expiring at various dates through 2024. While we expect to fully utilize all of the federal carryforwards and the state carryforwards to reduce our income tax liabilities, future income may not be sufficient for full utilization of the carryforwards.

Our financial results are subject to fluctuations due to the seasonal nature of our business

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2006 and 2005, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our first quarter (July through September). Our fourth quarter (April through June) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity, or lack thereof, of sporting events, holidays (including which day of the week the holiday occurs) and weather.

We may be locked into long-term and non-cancelable leases that we want to cancel, and may be unable to renew leases that we want to extend at the end of their terms

Most of our current leases are non-cancelable and typically have terms ranging from 15 to 20 years and renewal options for terms ranging from five to 20 years. Leases that we enter into in the future likely will also be long-term and non-cancelable and have similar renewal options. We may remain committed to perform our obligations under the applicable lease if we close restaurants, which would include, among other things, payment of rents for the balance of the lease terms. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing operations at underperforming restaurant locations could impair our results of operations.

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

Our failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to perform an evaluation of our internal controls over financial reporting and to have our registered independent accounting firm attest to such evaluation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so in the future; however, we cannot be certain that these measures will ensure that our internal controls will be adequate in the future. If we fail to timely complete our future internal controls evaluations, or if our registered independent accounting firm cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which would have a material adverse effect on our operating results and cause us to fail to satisfy our public reporting requirements.

If certain of our restaurants fail to perform to a level sufficient to cover their asset value, we may be forced to incur further write-downs of our assets, which could negatively impact our financial performance

Based on our evaluation of the estimated fair values of impaired assets of our underperforming restaurants we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants during fiscal 2006 and fiscal 2005, respectively1. Additionally, we have two additional restaurants open for at least six quarters which had positive or approximately break-even cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of July 2, 2006, the long-lived asset value of these two restaurants was $2.0 million. We have not recorded an impairment charge at this time for these restaurants because management believes that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed. However, there can be no assurance that we will not experience circumstances in the future that require us to write-down additional assets of these or other restaurants.

[1]	$2.1 million and $2.6 million of asset impairment charges in fiscal 2006 and fiscal 2005, respectively, were recorded as discontinued operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company leases approximately 15,800 square feet of office space at its corporate headquarters in Littleton (Douglas County), Colorado, at an average annual rent of $348,000. The lease term for the office space ends October 2009. See “Item 1. Business – Operating Locations” for a listing of our owned and franchised / licensed restaurant locations and discussion of restaurants to open and closed restaurants, which is incorporated herein by reference.

Item 3. Legal Proceedings.

In connection with the spin-off of DAKA in late 1997, we assumed certain contingent liabilities of DAKA and its subsidiary, Daka, Inc. Specifically, under our Post-Closing Covenant Agreement with DAKA, we are responsible for handling the defense of certain claims, including the appeals.

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

On March 24, 2005 Champps filed its Notice of Voluntary Dismissal in the Federal District Court for the District of Massachusetts and on March 25, 2005 Champps filed suit in Trial Court of the Commonwealth of Massachusetts naming AIG as defendant based on AIG’s failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. We do not believe that the outcome of the case will have a material adverse effect on our financial condition.

See “Note 9 – Litigation” for an additional description of the AIG litigation, which description is incorporated herein by reference.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted by us to a vote of stockholders, through solicitation or proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Global Select Market (“Nasdaq”) under the symbol “CMPP.” The following table sets forth, for the periods indicated, the high and low sales prices per share for the common stock as reported by Nasdaq.

	High	Low
Fiscal 2006

First Fiscal Quarter	$8.18	$6.83
Second Fiscal Quarter	7.38	6.46
Third Fiscal Quarter	8.35	6.56
Fourth Fiscal Quarter	8.25	6.31

Fiscal 2005

First Fiscal Quarter	$9.15	$6.39
Second Fiscal Quarter	8.92	7.37
Third Fiscal Quarter	9.80	8.11
Fourth Fiscal Quarter	9.04	6.40

On September 1, 2006, there were approximately 1,747 holders of record of the Company’s common stock. On September 1, 2006, the closing price of the Company’s common stock was $6.34 per share.

We have never declared or paid dividends on our common stock. We have not ruled out the possibility of paying dividends on our common stock in the future. Such decisions will be based on various financial considerations including without limitation the availability of cash and the need for cash for expansion, debt repayment or other needs.

Issuer Purchases of Equity Securities

In January 2006, our Board of Directors approved and announced a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Future purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans.

The table below provides information concerning our repurchase of shares of our common stock during our fourth quarter ended July 2, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 3, 2006 through April 30, 2006	—	$—	—	$4,790,815
May 1, 2006 through May 31, 2006	50,300	7.59	381,538	4,409,277
June 1, 2006 through July 2, 2006	15,810	7.08	111,941	4,297,336

Total	66,110	$7.46	493,479	$4,297,336

Item 6. Selected Financial Data.

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of July 2, 2006, July 3, 2005, June 27, 2004, June 29, 2003 and June 30, 2002 and the statements of operations data for each of the five fiscal years in the period ended July 2, 2006 presented below are derived from our audited consolidated financial statements.

Historical results for three restaurants closed in May 2006 have been excluded from income from continuing operations and classified as “discontinued operations”. Certain other amounts have been reclassified for earlier periods to conform to the fiscal 2006 presentation. These reclassifications have no impact on net income (loss) or net income (loss) per share.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in Part II, Item 7 of this Annual Report on Form 10-K.

	As of and for the Fiscal Years Ended
	July 2, 2006 (a)	July 3, 2005 (b)	June 27, 2004	June 29, 2003	June 30, 2002
	(in thousands, except per share data)
Statements of Operations Data:
Total revenue	$209,646	$213,289	$201,490	$172,065	$152,354

Severance	110	655	—	—	—
Asset impairment charges and restaurant closings / disposals	2,423	4,006	—	—	—
Expenses related to predecessor companies	(5)	358	1,171	282	305
Debt extinguishment costs	—	—	587	290	—

Income from continuing operations	1,381	1,740	4,590	18,575	4,567
Loss from discontinued operations, net of tax	2,939	1,989	318	509	401
Net income (loss) (c)	(1,558)	(249)	4,272	18,066	4,166

Basic income (loss) per share:
Income from continuing operations	0.11	0.14	0.36	1.48	0.38
Loss from discontinued operations, net of tax	(0.23)	(0.16)	(0.03)	(0.04)	(0.04)
Net income (loss)	(0.12)	(0.02)	0.33	1.44	0.34

Diluted income (loss) per share:
Income from continuing operations	0.10	0.13	0.35	1.39	0.36
Loss from discontinued operations, net of tax	(0.22)	(0.15)	(0.02)	(0.04)	(0.04)
Net income (loss)	(0.12)	(0.02)	0.33	1.35	0.32

Basic weighted average shares	13,151	12,887	12,793	12,536	12,104

Diluted weighted average shares	13,213	13,118	13,000	13,683	12,864

Balance Sheet Data:
Total assets	$136,702	$137,311	$133,749	$135,922	$95,646
Long-term debt and capital lease obligations including current portion	14,707	14,649	18,563	28,550	21,835
Total shareholders’ equity	76,728	76,061	75,008	69,934	47,171

(a)	Effective the beginning of fiscal 2006, the Company adopted SFAS 123(R), “Share-Based Payment”.
(b)	Consisted of 53 weeks. The other fiscal years presented consisted of 52 weeks.
(c)	The fiscal year ending June 29, 2003 had recorded income tax benefits of $15,155 primarily related to reversals of valuation allowances previously recorded on deferred tax assets.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

We are a restaurant company competing in the upscale casual dining market. As of July 2, 2006, we owned and operated 50 restaurants and franchised/licensed 13 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise / license restaurants in 23 states with larger concentrations of restaurants in the upper midwest, mid-atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

The first Champps opened in 1984. At June 2002, we owned 34 restaurants. We opened seven restaurants in each of our fiscal years 2003 and 2004. In fiscal 2005, we opened four additional locations. We opened one Company-owned restaurant in fiscal 2006. Also, a licensee/joint venture restaurant of which we own an eight percent equity interest opened in the Dallas/Fort Worth airport in October 2005. Our growth in fiscal 2006 was purposely modest as we concentrated on certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria.

In May 2006, we closed three underperforming restaurants. Financial results related to these three restaurants have been classified as discontinued operations in our Consolidated Financial Statements. The closures follow our January 2006 announcement that as many as five restaurants were being considered for closure. Decisions regarding the remaining two locations have not been made. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial and operational considerations.

Our current restaurants range in size from approximately 7,000 square feet to 12,100 square feet, with an average of about 9,100 square feet. We have built smaller restaurants starting in fiscal 2003, averaging approximately 8,500 square feet. Pre-opening expenses have historically averaged approximately $340,000 per restaurant but may increase in the future because of the new accounting requirement requiring expensing of rents during the construction period.

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a three-year $25.0 million revolving bank credit facility. As of July 2, 2006, we did not have any outstanding borrowings under the bank credit facility.

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

Our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Our operating margins are also susceptible to fluctuations in prices of food commodities, costs associated with delivering the products to our stores and other operating necessities such as natural gas and other utility supplies. The timing of revenues and expenses associated with opening new restaurants is also expected to result in fluctuations in our quarterly and annual results. Changes in any of these factors could adversely affect us and our financial results.

Our comparable sales trends have been negative for eight consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as, other external factors (such as the NHL hockey strike for the entire 2004/2005 NHL season) and economic factors affecting consumer spending.

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

From a store operating margin perspective, we have generally been successful in lowering our product costs and labor costs over the past several years, however, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin. In fiscal 2006, we experienced significantly higher utility costs with average store utility costs increasing 13.0% compared to fiscal 2005.

Minimum wage increases have occurred in both this and last fiscal year in a number of states where we operate. While most of our kitchen staff are paid in excess of minimum wage levels and would typically not be affected by the increases, our server and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of the state mandated minimum wage increases.

Over this last fiscal year, we have been working on certain key strategic initiatives. We believe we made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that our efforts have been hampered by macroeconomic factors which, in the second half of our fiscal year, were generally believed to negatively impact sales of many companies in the full-service casual segment of the restaurant industry. These macroeconomic factors include higher gas prices, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals will ultimately be achieved through the initiatives.

•	Menu Changes: Our main goal has been to renew the focus of the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our items and ultimately, greater guest satisfaction. Improving our consistency of execution will be a key focus to improve guest satisfaction over the next year.

Also, we revamped our specials program in fiscal 2006. Our specials have been developed with the assistance of outside culinary experts and are now featured more prominently within our menu utilizing a full color layout. The specials are also being rotated less frequently than in past years to build consumer trial and improve operational execution. We have seen an increase in our menu mix associated with specials as a result of these efforts.

Menu pricing was also examined and adjusted in fiscal 2006. While we did not significantly increase overall menu prices, we instituted a tiered-group approach to pricing within our restaurants based on analysis of consumer sensitivities to pricing levels within the individual restaurants. The intent of this revised pricing structure was to take advantage of pricing opportunities without compromising consumer volumes. We expect to continue to explore these types of pricing opportunities in fiscal 2007.

•	Validation and Training Programs: In the first half of the year, we recertified and validated all of our restaurant managers. In fiscal 2006, we also targeted certain training toward our hourly employees. This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers.

Heightened and enhanced training will be a key focus for us in fiscal 2007. We plan to revamp a number of our training programs including use of new training tools and techniques and also provide leadership development programs for select individuals. We recently completed a “visioneering” process to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program is intended to be rolled-out system-wide in fiscal 2007.

•	Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. In fiscal 2006, we reversed this trend and approximately 28.9% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, which is one of the highest alcohol sales in the upscale casual dining market. Our goal has been to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Actions to accomplish this in fiscal 2006 included implementing a training program aimed at improving customer service levels, updating or replacing draft beer systems, and adding freezers in all of our restaurants for chilling beer mugs. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices were adjusted based on competitive considerations and we modified happy hour programs in a number of stores to enhance the guest experience.

•	Revised General Manager Bonus Plan: In 2006, we implemented a more aggressive and performance based bonus plan for our managers focused on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operation may purchase an enhanced cash flow interest in the restaurants they operate. As of July 2, 2006, seven of our general managers and two of our directors of operations had executed such agreements. We expect to continue to offer this opportunity to a number of other general and district managers in fiscal 2007.

•	Real Estate Strategy: While we do not expect to open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis regression software model has been developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and have identified two additional restaurants for possible closure in the next fiscal year. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if any further closures are warranted.

•	Franchise Network Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives as important precursors to our franchising efforts. We expect to start pursuing a cohesive franchising program in fiscal 2007.

In addition to the initiatives outlined above, we plan to increase our marketing efforts and expenditures in early fiscal 2007, specifically testing radio promotions in two markets.

Our financial results for fiscal 2006 ended July 2, 2006 included:

•	Consolidated revenues decreased by 1.7% to $209.6 million reflective of the decreased comparable store sales of 3.7%, the extra week in fiscal 2005 offset by the inclusion of full year results in 2006 from four restaurants opened in fiscal 2005.

•	Income before income taxes of $0.4 million was recorded in fiscal 2006 compared to $1.3 million in the prior fiscal year. Included in fiscal 2006’s and 2005’s results were asset impairment charges and restaurant closings/disposals of $2.4 million and $4.0 million, respectively.

•	A loss from discontinued operations, net of tax, of $2.9 million was recorded in fiscal 2006 compared to $2.0 million in the prior fiscal year. The loss from discontinued operations, net of tax, relates to the operations of three locations which were closed in May 2006 and related asset impairment charges and restaurant closing/disposal costs.

•	A net loss of $1.6 million, or $0.12 diluted loss per share, was reported in fiscal 2006 compared to a net loss of $0.2 million, or $0.02 diluted loss per share, in fiscal 2005.

•	At July 2, 2006, we had cash and cash equivalents of $9.4 million, reflecting a net increase of $6.7 million for fiscal 2006.

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of July 2, 2006, 49 restaurants of our total 50 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses - Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant employees wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include land and building operating lease rents, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period in accordance with a new accounting pronouncement.

Depreciation and Amortization - Depreciation and amortization principally includes depreciation on capital expenditures for restaurants. Depreciation and amortization excludes corporate level depreciation and amortization, which are included in general and administrative expense.

General and Administrative Expenses - General and administrative expenses include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components include executive and management salaries, regional supervisory and staff salaries, stock award costs, restaurant manager-in-training wages and costs, bonuses and related employee payroll taxes and benefits, travel, information systems, communication expenses, corporate rent and related occupancy and operating costs, corporate depreciation and amortization and professional and consulting fees.

Other Financial Definitions - Severance expense consists of the cost associated with the separation agreements with certain former employees. Asset impairment charges and restaurant closings / disposals relate to write-down of assets of certain under-performing restaurants to their estimated fair value and costs for exits and closures which are not classified as discontinued operations. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements but also included an investment gain in the first quarter of fiscal 2005. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997. Discontinued operations consist of operating results, asset impairment charges and exit and closure costs for the three restaurants closed in May 2006. Discontinued operations are reported on a basis net of income taxes.

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 2006 and fiscal 2004 consisted of 52 weeks while fiscal 2005 consisted of 53 weeks. The extra week in fiscal 2005 fell in the first quarter.

Reclassification of Promotional and Employee Discounts – We provide discounted meals and beverages to guests for promotional purposes and discounted meals to our employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In fiscal 2005, we decided to report these amounts on a net basis and, accordingly, we eliminated such amounts for all periods presented. These reclassifications had no effect on net income, shareholders’ equity or cash flows. The reclassifications had the effect of decreasing previously reported sales and expenses by approximately $4.6 million in fiscal 2004.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000’s).

	Fiscal Year Ended
	July 2, 2006		July 3, 2005 (a)		June 27, 2004
Revenue:
Sales	$209,003	99.7%	$212,668	99.7%	$200,911	99.7%
Franchising and royalty, net	643	0.3	621	0.3	579	0.3

Total revenue	209,646	100.0%	213,289	100.0%	201,490	100.0%

Cost of sales and operating expenses (as a percentage of sales)
Product costs	58,933	28.2	60,510	28.4	57,104	28.4
Labor costs	66,599	31.9	67,557	31.8	65,254	32.5
Other operating expenses	32,572	15.6	31,276	14.7	27,564	13.7
Occupancy	21,222	10.1	20,376	9.6	18,948	9.4
Pre-opening expenses	183	0.1	1,339	0.6	1,898	1.0

Total cost of sales and operating expenses (as a percentage of total revenue)	179,509	85.9	181,058	85.1	170,768	85.0
General and administrative expenses (b)	14,735	7.0	13,889	6.5	11,719	5.8
Depreciation and amortization	10,893	5.2	10,715	5.0	9,500	4.7
Severance	110	0.1	655	0.3	—	—
Asset impairment charges and restaurant closings / disposals	2,423	1.2	4,006	1.9	—	—
Other (income) expense, net	474	0.2	(90)	(0.0)	110	0.1

Income from operations	1,502	0.7	3,056	1.4	9,393	4.7

Other expense:
Interest expense and income, net	1,127	0.5	1,444	0.7	2,101	1.0
Expenses related to predecessor companies	(5)	—	358	0.1	1,171	0.6
Debt extinguishment costs	—	—	—	—	587	0.3

Income before income taxes	380	0.2	1,254	0.6	5,534	2.8
Income tax expense (benefit)	(1,001)	(0.5)	(486)	(0.2)	944	0.5

Income from continuing operations	1,381	0.7	1,740	0.8	4,590	2.3
Loss from discontinued operations, net of tax	2,939	1.4	1,989	0.9	318	0.2

Net income (loss)	$(1,558)	(0.7)%	$(249)	(0.1)%	$4,272	2.1%

Restaurant operating weeks (c)	2,600		2,529		2,272
Restaurant sales per operating week	$80.4		$84.1		$88.4

Number of restaurants (end of period)
Company-owned (c)	50		50		46
Franchised	13		12		12

Total restaurants	63		62		58

(a)	Fiscal 2005 consisted of 53 weeks, while fiscal 2006 and fiscal 2004 consisted of 52 weeks.
(b)	Effective the beginning of fiscal 2006, the Company adopted SFAS 123(R), “Share-Based Payment”. We recorded $0.9 million of stock-based compensation and $0.3 million of restricted stock expenses in fiscal 2006 and $0.3 million of restricted stock expense in fiscal 2005.
(c)	Excludes restaurants closed in May 2006 and whose results have been reclassified as discontinued operations.

Fiscal 2006 compared to fiscal 2005

Total revenue. Total revenue decreased by approximately $3.7 million, or 1.7%, to $209.6 million in fiscal 2006 from $213.3 million for comparable period in the prior year. In part, revenue decreased because of the effect of the extra operating week in fiscal 2005. We operated approximately two more stores on average in fiscal 2006 compared to fiscal 2005. Comparable same store sales decreased 3.7% in fiscal 2006 compared to last year on a basis that excludes the extra week in fiscal 2005. Comparable same store food sales decreased 4.3% while comparable same store alcohol sales decreased 2.2%. Restaurant sales per operating week for all restaurants decreased $3,700, or 4.4%, to $80,400 in fiscal 2006 from $84,100 in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to the restaurants that were opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.70 in fiscal 2006 compared to $13.59 in fiscal 2005, a 0.8% increase. During fiscal 2006, food sales and alcoholic beverage sales represented 71.1% and 28.9% of our total food and beverage sales, respectively. During fiscal 2005, food and alcoholic beverage sales represented 71.6% and 28.4% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $1.6 million, or 2.6%, to $58.9 million in fiscal 2006 from $60.5 million in the prior year period. Product costs as a percentage of restaurant sales were 28.2% for fiscal 2006 and 28.4% for fiscal 2005. Product costs decreased as a percentage of restaurant sales due to lower meat and poultry prices partially offset by higher alcohol costs.

Labor costs. Labor costs decreased by $1.0 million, or 1.5%, to $66.6 million in fiscal 2006 from $67.6 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.9% in fiscal 2006 from 31.8% in the comparable prior year period due primarily to higher bonus costs resulting from our new management bonus plan, which was put in place at the beginning of fiscal 2006, higher kitchen labor costs, as a percentage of sales, due to the impact of lower average sales per restaurant and increases in the minimum wage during fiscal 2005 for five states in which we operate. These increases were partially offset by lower management and workers compensation insurance costs.

Other operating expense. Other operating expense increased by $1.3 million, or 4.2%, to $32.6 million in fiscal 2006 from $31.3 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.6% in fiscal 2006 from 14.7% in the prior year period. The increase as a percent of sales resulted from higher utility costs, lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Occupancy. Occupancy expense increased by $0.8 million, or 3.9%, to $21.2 million in fiscal 2006 from $20.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.1% in fiscal 2006 from 9.6% in the prior year period. Occupancy expense increased due to more locations and as a percent of sales due to lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Pre-opening expenses. Pre-opening expenses were $0.2 million for fiscal 2006 and $1.3 million for the comparable prior year period. We opened one restaurant in fiscal 2006 and we opened four restaurants in fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.1% for fiscal 2006 and 0.6% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased by $1.6 million, or 0.9%, to $179.5 million in fiscal 2006 from $181.1 million in the comparable prior year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 5.8%, to $14.7 million in fiscal 2006 from $13.9 million in the comparable prior year period. General and administrative expenses increased as a result of compensation expense for stock-based compensation resulting from adoption of a new accounting standard and the issuance of restricted stock awards, higher legal costs, a $175,000 litigation settlement received and recorded as a reduction of expense in the first quarter of 2005 and costs associated with our strategic initiatives. These increases were partially offset by reduced support staff levels. General and administrative expenses as a percentage of total revenue increased to 7.0% for fiscal 2006 from 6.5% in fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense increased by $0.2 million, or 1.9%, to $10.9 million for fiscal 2006 from $10.7 million in the comparable prior year period. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with asset impairment charges of $2.2 million and $4.0 million recorded in the third quarters of fiscal 2006 and fiscal 2005, respectively. We estimate that an additional $0.6 million of depreciation and amortization expense would have been recorded in fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.2% in fiscal 2006 and 5.0% in fiscal 2005.

Severance. Severance expense totaled $0.1 million for fiscal 2006 compared to $0.7 million of severance expense in the comparable prior year period. The fiscal 2006 severance expense related to payments to nine employees whose services were terminated. The fiscal 2005 severance expense was the result of the separation agreement with our former chief executive officer and chief operating officer.

Asset Impairment Charges and Restaurant Closings / Disposals. Asset impairment charges and restaurant closings / disposals of $2.4 million were recorded in fiscal 2006 compared to $4.0 million in fiscal 2005. The fiscal 2006 asset impairment charges and restaurant closings / disposals were the result of recognition of an asset impairment for two restaurants and $0.3 million for payment of a leasehold termination fee while the fiscal 2005 impairment charge was the result of recognition of an asset impairment for two restaurants. The difference in asset impairment expense recorded between the two years was due to the difference in carrying value of long-term assets for the different restaurants associated with the impairment.

Other Income/Expense. There were $0.5 million of other expenses in fiscal 2006 compared to $0.1 million of other income in the comparable prior year period. A gain of approximately $0.3 million was recorded in the prior year related to a one-time sale of an investment.

Interest expense and income, net. Interest expense and income, net was $1.1 million in fiscal 2006 and $1.4 million in fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 and increased interest income in fiscal 2006 from higher invested excess cash balances compared to those in the same prior year period.

Expenses related to predecessor companies. For fiscal 2006, we incurred essentially no expenses related to predecessor companies compared to $0.4 million in the comparable prior year period. The prior year amount related to court awarded attorney fees relative to a litigation matter.

Income before income taxes. Income before income taxes decreased by $0.9 million to $0.4 million in fiscal 2006 compared to $1.3 million in the prior year primarily for the reasons described above.

Income tax expense (benefit). For fiscal 2006, we recorded an income tax benefit of $1.0 million compared to a benefit of $0.5 million in fiscal 2005. The tax benefit for fiscal 2006 is largely reflective of the federal tax expense associated with the $0.3 million income before income taxes offset by the $1.5 million benefit associated with our FICA tip tax credit. The tax expense for fiscal 2005 is largely reflective of the federal tax expense associated with the $1.3 million income before income taxes, offset by the $1.5 million benefit associated with our FICA tip tax credit.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax increased $0.9 million to $2.9 million in fiscal 2006 from $2.0 million in fiscal 2005. The increase was due largely to $1.7 million of pre-tax lease termination and closure costs related to the closure of three stores in May 2006.

Fiscal 2005 compared to fiscal 2004

Total revenue. Total revenue increased by $11.8 million, or 5.9%, to $213.3 million in fiscal 2005 from $201.5 million for fiscal 2004. The increase occurred due to the extra operating week in fiscal 2005 and operating approximately four more restaurants in fiscal 2005 compared to fiscal 2004. However, comparable same store sales decreased 3.4% for fiscal 2005 compared to the prior year. Comparable food sales decreased 3.7% while comparable alcohol sales decreased 2.6%. Management believes that comparable sales were adversely affected by reduced customer traffic arising from the presidential election and the NHL hockey lockout. Restaurant sales per operating week for all restaurants decreased $4,300, or 4.9%, to $84,100 for fiscal 2005 from $88,400 for fiscal 2004. This decrease resulted primarily from a decrease in comparable same store sales and, in part, from our newer restaurants opened in fiscal 2004 and 2004 generating lower revenues than the restaurants that opened prior to fiscal 2004.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.59 in fiscal 2005 compared to $13.27 in fiscal 2004, a 2.4% increase primarily from higher menu prices. During fiscal 2005, food sales and alcoholic beverage sales represented 71.6% and 28.4% of our total food and beverage sales, respectively. During fiscal 2004, food and alcoholic beverage sales represented 71.4% and 28.6% of our total food and beverage sales, respectively.

Cost of sales and operating expenses

Product costs. Product costs increased by $3.4 million, or 6.0%, to $60.5 million for fiscal 2005 from $57.1 million for the prior year. Product costs as a percentage of restaurant sales were 28.4% for fiscal 2005 and fiscal 2004. During the current fiscal year, rising fuel costs increased the delivery cost on the majority of our products. However, we were able to maintain our product costs as a percentage of sales by lowering costs on select key items through purchasing initiatives.

Labor costs. Labor costs increased by $2.3 million, or 3.5%, to $67.6 million fiscal 2005 from $65.3 million in fiscal 2004. Labor costs as a percentage of restaurant sales decreased to 31.8% in fiscal 2005 from 32.5% in fiscal 2004 despite lower comparable sales and increases in the minimum wage during fiscal 2005 for three states in which we operate. The decrease was largely due to lower staff, bonus and health insurance benefit costs. The lower staff costs were due largely to a focus on improved productivity at our restaurants while bonus costs decreased due to lower achievement of bonus targets. Health insurance costs decreased due to larger claim costs experienced in the prior year and health plan changes enacted in fiscal 2005.

Other operating expense. Other operating expense increased $3.7 million, or 13.4%, to $31.3 million in fiscal 2005 from $27.6 million in the prior year. Operating expense as a percentage of restaurant sales increased to 14.7% in fiscal 2005 from 13.7% in fiscal 2004. The increase was due largely to higher prices paid for supplies and utilities as well as higher costs for credit card fees due to higher proportion of guests utilizing credit cards.

Occupancy. Occupancy expense increased $1.5 million, or 7.9%, to $20.4 million in fiscal 2005 from $18.9 million in the prior year. Occupancy expense as a percentage of restaurant sales increased to 9.6% in fiscal 2005 from 9.4% in fiscal 2004. Occupancy expenses increased as a percent of sales largely as the result of lower average restaurant revenues.

Pre-opening expenses. Pre-opening expenses were $1.3 million for fiscal 2005 versus $1.9 million for the prior year. The average restaurant pre-opening cost was lower in 2005 versus 2004 because of the timing of openings. We opened four restaurants during fiscal 2005 and seven restaurants during fiscal 2004. Pre-opening expenses as a percentage of restaurant sales were 0.6% for fiscal 2005 and 1.0% for fiscal 2004.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses increased $10.3 million, or 6.0%, to $181.1 million for fiscal 2005 from $170.8 million in the prior year primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased $2.2 million, or 18.8%, to $13.9 million fiscal 2005 from $11.7 million in the prior year. General and administrative expenses increased largely as a result of higher personnel costs, auditing and consulting costs associated with our Sarbanes-Oxley internal controls assessment, lease accounting restatement and costs associated with our new operating initiatives. Such increases were partially offset by reduced bonus expense resulting from not achieving bonus targets in fiscal 2005. General and administrative expenses as a percentage of total revenue increased to 6.5% for fiscal 2005 from 5.8% in fiscal 2004.

Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 12.6%, to $10.7 million for fiscal 2005 from $9.5 million in the prior year primarily due to an increase in assets associated with the opening of new restaurants. Depreciation and amortization expense as a percentage of restaurant sales increased to 5.0% in fiscal 2005 from 4.7% in fiscal 2004 due to lower average restaurant revenues and the additional depreciation associated with the buy-out of two restaurant operating equipment leases in fiscal 2004.

Severance. Severance expenses totaled $0.7 million for fiscal 2005 compared to no such expenses in the prior year. These expenses resulted from separation agreements with our former Chief Executive Officer and former Chief Operating Officer.

Asset impairment charges and Restaurant Closings/ Disposals. Asset impairment charges and restaurant closings / disposals totaled $4.0 million for fiscal 2005 compared to no such expenses in the prior year. The impairment related to two restaurant locations for which the estimated future cash flows could not recover the carrying value of the applicable long-term assets and the fair market value of the assets was less than the carrying value.

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

Income (loss) before income taxes. Income before income taxes decreased $4.2 million to $1.3 million for fiscal 2005 from income of $5.5 million in the prior year. The major reason for the decrease was the $4.0 million asset impairment charge in fiscal 2005 as previously discussed.

Income tax expense (benefit). For fiscal 2005, we recorded an income tax benefit of $0.5 million compared to an expense of $0.9 million in fiscal 2004. The tax benefit for fiscal 2005 is largely reflective of the federal tax expense associated with the $1.3 million income before income taxes offset by the $1.5 million benefit associated with our FICA tip tax credit. The tax expense for fiscal 2004 is largely reflective of the federal tax expense associated with the $5.5 million income before income taxes, partially offset by the $1.3 million benefit associated with our FICA tip tax credit.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax increased $1.7 million to $2.0 million in fiscal 2005 from $0.3 million in fiscal 2004. The increase in discontinued operations was primarily due to a $2.6 million pre-tax asset impairment charge related to two of the restaurants that ultimately closed in May 2006.

Liquidity and Capital Resources

As of July 2, 2006, our cash balance was $9.4 million, which reflects a $6.7 million increase during the fiscal year. Our net working capital increased by $9.1 million in fiscal 2006. Our cash balance and net working capital increased primarily as a result of reduced capital expenditures and receipt of tenant improvement allowances of $2.0 million. However, our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

For fiscal years 2006, 2005 and 2004, we generated cash flow from operating activities of $13.8 million, $19.6 million and $21.2 million, respectively. The decrease in cash flow from operations from 2006 compared to 2005 was primarily due to reduced profitability, costs associated with store closures and lease terminations, and reduced proceeds from tenant improvement allowances. The decreased cash flow from operations in 2005 versus 2004 was primarily due to decreased cash from working capital changes and reduced proceeds from tenant improvement allowances. Proceeds from tenant improvement allowances in the amount of $2.0 million, $3.0 million and $4.1 million in fiscal years 2006, 2005 and 2004, respectively, contributed significantly to cash flow from operating activities. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At July 2, 2006, we had $40.1 million of such carryforwards and $10.2 million of credits available through 2026 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we significantly reduced our new location growth in fiscal 2006. We opened only one new restaurant in fiscal 2006, the capital expenditures of which were mostly incurred in the prior year. We opened four new restaurants in fiscal 2005. The following table, in thousands, details our capital expenditures.

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
New store construction	$479	$12,747	$11,803
Existing store remodel and refurbishment	3,763	2,841	2,244
Corporate related capital expenditures	223	340	393
Purchase of equipment previously under operating lease	—	—	1,422

Purchase of property and equipment	$4,465	$15,928	$15,862

We expect to spend from $4.0 million to $6.0 million for capital expenditures for fiscal 2007. These expenditures will primarily be for upgrades to existing restaurants but are expected to include expenditures for new restaurants expected to open in fiscal 2008. We review our capital expenditures budget frequently and amounts are subject to change.

We have an agreement with AEI Fund Management, Inc. for development and sale/leaseback financing up to $50.0 million. At July 2, 2006, we had not completed any restaurants under this commitment and had none under development. The agreement expires in October 2006 and we do not anticipate extending this agreement. The funding of this build-to-suit facility is subject to various pre-closing conditions.

In fiscal 2006, 2005 and 2004, we elected to prepay $0.1 million, $1.0 million and $15.2 million, respectively, of our existing debt to reduce our annual interest costs. The funds to prepay the debt came from excess cash and borrowings under our $25.0 million senior bank credit facility described below. No debt extinguishment costs were recorded with the 2006 and 2005 prepayments. Prepayment penalties and a write-off of unamortized deferred financing fees totaling $587,000 were recorded in fiscal 2004 as a result of prepaying the debt before its scheduled maturity.

We have a three-year $25.0 million senior secured credit facility, which expires in March 2007. We initially used a portion of the facility to refinance certain of our existing debt, and the facility may also be used to support opening new restaurants and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all of our personal assets and real property. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and can range from the prime rate to prime plus 0.5 percent or, if elected by us, LIBOR plus 2.0 to 3.0 percent. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The credit facility limits the opening of new company-owned restaurants to a maximum of twenty-four over a three-year period (of which through July 2, 2006 we have opened six new company owned restaurants) and also limits the amount of dividends and/or stock repurchases to $10 million over a three-year period (of which through July 2, 2006, we have repurchased $0.7 million (see stock repurchase plan discussion below). As of July 2, 2006, we had no outstanding borrowings under this facility and had placed letters of credit of $3.0 million under the facility with $22.0 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of July 2, 2006, we were in compliance with all debt covenants and financial ratios contained in the credit facility.

We are currently are in the process of negotiating a new credit facility with our existing lender to replace the facility that expires in March 2007.

In addition, we have $15.0 million of principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted, we expect to either pay the debt off with available cash, proceeds from credit facility borrowings, refinanced term debt, or a combination of these methods. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

For additional information regarding our material debt instruments, including our $15.0 million convertible subordinated notes and related warrants and our $25.0 million senior secured bank credit facility, please refer to the information provided under Note 7 “Long-term Debt”, to the accompanying consolidated financial statements.

In January 2006, our Board of Directors approved and announced a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through July 2, 2006, we purchased 91,480 shares of common stock for $0.7 million under this plan. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and are currently evaluating whether to close up to two additional restaurants in connection with lease renegotiations with certain landlords. We exited one location in June 2006 through lease termination at a cost of $1.3 million. We purchased one closed location from its landlord for $3.2 million and we are planning to resell the property. The other closed location is expected to be disposed of through a sublease or lease termination as we currently still are paying rent for that space. Ultimately, we believe that the net cash cost will be between $3 to $4 million to exit these three locations. We can not make any assurances that we will either close or keep open the two remaining restaurants currently being evaluated.

During fiscal 2006, we did not incur any costs related to predecessor company matters. During fiscal 2005 and fiscal 2004, we expended approximately $1.4 million and $0.8 million, respectively, for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2007 and beyond will not be significant and, if any, will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($22.0 million available at July 2, 2006) or a new credit facility will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any additional potential restaurant closure costs at least through the end of calendar year 2007. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Part I, Item 1A. Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by period as of July 2, 2006 (in 000’s)

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$191,701	$15,652	$31,926	$30,707	$113,416
Long-term debt	16,200	823	15,377	—	—
Letters of credit	3,031	3,031	—	—	—
Royalties	19,919	361	753	815	17,990

	$230,851	$19,867	$48,056	$31,522	$131,406

We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. The table, as presented above, includes only the non-cancelable portion of our leases as we are only obligated for that period. Our restaurant leases also contain provisions that require additional rent payments based on sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

Our long-term debt is comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. As of July 2, 2006, we did not have any such commitments which were not reflected as assets or liabilities in our consolidated financial statements.

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, under “royalties” in the schedule above we have presented only 30 years of our obligation. (See “Trademarks” in the “Business” section, Part 1, Item 1 of this report)

Impact of inflation

Over the last three years, we have not operated in a period of high general inflation, although we have experienced material increases in specific commodity costs and utilities. Also, a large number of our restaurant employees are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay property taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We cannot predict whether inflation will have an impact on our results of operations in the future.

Seasonality

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2006 and 2005, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our first quarter (July through September). Our fourth quarter (April through June) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

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

Items significantly impacted by estimates and judgments include, but are not limited to, loss contingencies generally related to litigation and assessments, self-insured risks relating to workers’ compensation and general liability claims, the useful lives and recoverability of our long-lived assets such as property and equipment, goodwill and other intangibles, lease accounting, fair value of stock based compensation including estimating forfeitures, valuation of deferred tax assets and the recording of income tax expense.

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

During the third quarters of fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants, respectively, part of which was classified as discontinued operations. Additionally, we have two additional restaurants open for at least six quarters which had positive or approximately break-even cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of July 2, 2006, the long-lived asset value of these two restaurants was $2.0 million. We have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants.

We evaluate impairment of goodwill and other unidentifiable intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At July 2, 2006, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and is highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

Leases

We lease most of our properties including our corporate office. We account for our leases under the provisions of SFAS No. 13 and SFAS No. 98, both entitled “Accounting for Leases”, as well as other subsequent amendments and authoritative literature. To classify the lease as either an operating or a capital lease we use the non-cancelable term of the lease if there is no penalty to cancel the lease at the conclusion of the non-cancelable period. If a penalty exists, we use the non-cancelable period plus option(s) in determining the term to use when classifying the lease. A penalty is deemed to occur if we would forego an economic benefit, or suffer an economic detriment by not renewing the lease. This penalty can either be pursuant to the lease provisions or can arise from the retirement of an asset with value. This same lease term is used to calculate straight-line rent and in calculating depreciation expense for our leasehold improvements. We record the total rent payable during the lease term on a straight-line basis over the term of the lease and record the difference between the rent paid and the straight-line rent as a deferred rent liability. Lease incentive payments (“tenant improvement allowances”) received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction in rent. The FASB has announced its intention to review lease accounting standards and future authoritative changes to the methods of accounting for leases could have a material impact on the Company’s reported results of operations and financial position.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of July 2, 2006, we had net deferred tax assets of $32.7 million. We believe that it is more likely than not that we will be able to realize these net deferred tax assets. As of July 2, 2006, we had federal net operating loss carryforwards of approximately $40.1 million, expiring at various dates through 2025, certain states’ net operating loss carryforwards totaling $5.8 million expiring at various dates through 2024 and FICA tip credit carryforwards of approximately $10.2 million, expiring at various dates through 2026.

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

We have been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds is not subject to fluctuating value because of their highly liquid short-term nature. As of July 2, 2006, we had $11.8 million of such funds invested in short-term maturing investments.

Many of the ingredients purchased for use in the food and beverages sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term pricing agreements for the products we use most extensively. Also, we believe that our commodity cost risk is diversified as many of our food products are available from several sources and we have the ability to modify product recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase prices charged to our guests by an average of approximately 2.8%. We have not used financial instruments to hedge our commodity product prices.

Item 8. Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-36 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The effectiveness of our disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate errors or misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, any system of internal control, including our system, can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of July 2, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2006.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 2, 2006, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting and our registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting are included in Part II, Item 8, on pages F-1 and F-2, respectively, of this Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Part of the information required by this Item is incorporated herein by reference to the information from the sections captioned “Proposal I: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Stockholder’s Meeting to be held on or about December 6, 2006 and to be filed with the Securities and Exchange Commission within 120 days of July 2, 2006.

Our executive officers include the following persons:

Name	Age	Positions
Michael P. O’Donnell	50	Chairman, President and Chief Executive Officer
Donna L. Depoian	46	Vice President, Secretary and General Counsel
J. David Miller	55	Vice President of Construction and Development
David D. Womack	43	Vice President, Treasurer and Chief Financial Officer

All executive officers hold office at the discretion of the board of directors.

Michael P. O’Donnell. Mr. O’Donnell was elected as our chairman of the board, chief executive officer and president in March 2005. He has served on our Board of Directors since September 2002. Mr. O’Donnell most recently served as the president and chief executive officer of Sbarro, Inc. from September 2003 to March 2005. From August 1998 through May 2002, he served in various capacities for Outback Steakhouse, Inc., including as chief executive officer and as director for all new businesses of Outback Steakhouse including the following Outback joint ventures: Roy’s; Flemings; Carrabbas Italian Grill; and Cheeseburger in Paradise. Mr. O’Donnell also serves as a director of Sbarro, Inc. and Cosi, Inc.

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

J. David Miller. Mr. Miller has served as our vice president of construction and development since October 1999. He started with us in May 1996 and served in the capacities of construction manager until October 1997 when he was promoted to corporate director of construction.

David D. Womack. Mr. Womack was appointed our vice president, chief financial officer and treasurer in August 2005 after serving as our vice president and controller. He started with Champps in April 2002 as its controller, left the Company in September 2004 and returned in June 2005. During his absence from the Company, he served as vice president and controller for VICORP Restaurants, Inc. From April 1997 until April 2002, Mr. Womack served in various capacities including controller, chief financial officer and chief executive officer for the Wynkoop Brewing Company.

We have adopted a Code of Business Conduct and Ethics that applies to all officers and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our web site at www.champps.com under the headings “Company / Investors / Corporate Goverance.”

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the sections captioned “Compensation of Directors and Executive Officers” and “Certain Relationships and Related Transactions – Compensation Committee Report” contained in the Proxy Statement for our Annual Stockholder’s Meeting to be held on or about December 6, 2006 and to be filed with the Securities and Exchange Commission within 120 days of July 2, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is incorporated by reference to the section captioned “Principal and Management Stockholders” contained in the Proxy Statement for our Annual Stockholder’s Meeting to be held on or about December 6, 2006 and to be filed with the Securities and Exchange Commission within 120 days of July 2, 2006.

Item 13. Certain Relationships And Related Transactions.

The information required by this Item is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” contained in the Proxy Statement for our Annual Shareholder’s Meeting to be held on or about December 6, 2006 and to be filed with the Securities and Exchange Commission within 120 days of July 2, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference from the section captioned “Audit and Other Fees” contained in the Proxy Statement for our Annual Stockholder’s Meeting to be held on or about December 6, 2006 and to be filed with the Securities and Exchange Commission within 120 days of July 2, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following are being filed as part of this Annual Report on Form 10-K.

1.	Financial Statements:

2.	Financial Statement Schedules:

Not applicable.

3.	Exhibits:

The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Michael P. O’Donnell	Date: September 8, 2006
Michael P. O’Donnell
Chairman, President and Chief
Executive Officer

By:	/s/ David D. Womack	Date: September 8, 2006
David D. Womack
Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature	Title

/s/ Michael P. O’ Donnell Michael P. O’Donnell	Chairman of the Board, President and Chief Executive Officer	Date: September 8, 2006

/s/ David D. Womack David D. Womack	Vice President, Chief Financial Officer and Treasurer	Date: September 8, 2006

/s/ Stephen F. Edwards Stephen F. Edwards	Director	Date: September 8, 2006

/s/ James Goodwin James Goodwin	Director	Date: September 8, 2006

/s/ Ian Hamilton Ian Hamilton	Director	Date: September 8, 2006

/s/ Karl Okamoto Karl Okamoto	Director	Date: September 8, 2006

/s/ Charles G. Phillips Charles G. Phillips	Director	Date: September 8, 2006

EXHIBIT INDEX

Exhibit Number	TITLE
2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated Bylaws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4*	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5*	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6*	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.8	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.9*	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.10	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and SYSCO incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 27, 2004.

10.11	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

10.12	Multi-Site Sale Leaseback Agreement, dated November 23, 2004, by and between Champps Entertainment Inc. and AEI Fund Management, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K dated November 23, 2004.

10.13*	Separation Agreement, dated March 2, 2005, by and between Champps Entertainment, Inc. and William H. Baumhauer, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 2, 2005.

10.14*	Employment Agreement including forms of restricted stock agreements and release, dated March 2, 2005, by and between Champps Entertainment, Inc. and Michael P. O’Donnell, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 2, 2005.

10.16*	Employment Agreement, dated August 17, 2005, by and between Champps Entertainment, Inc. and Richard Scanlan, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 17, 2005.

10.17*	Employment Agreement, dated August 17, 2005, by and between Champps Entertainment, Inc. and David Womack, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 17, 2005.

10.18*	Champps Entertainment, Inc. Deferred Compensation Plan Effective September 28, 2005 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended October 2, 2005.

10.19	First Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of November 29, 2005 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated December 2, 2005.

10.20*	Champps Entertainment, Inc. 2005 Stock Incentive Plan incorporated by reference to the Registrant’s Definitive Proxy Statement (File No. 000-22639) filed on October 25, 2005.

10.21	Second Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of June 13, 2006 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated June 16, 2006.

10.22	Third Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of August 14, 2006 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated August 17, 2006.

10.23*	Letter Agreement by and between Champps Entertainment, Inc. and Richard Scanlan, incorporated by reference to the Company’s Current Report on Form 8-K dated August 22, 2006.

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP.

31.1**	Certification by Michael P. O’Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by David D. Womack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Michael P. O’Donnell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by David D. Womack pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies each management contract or compensatory plan or arrangement.
**	Filed herewith.

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

Management including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of July 2, 2006. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of July 2, 2006, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited management’s assessment included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Champps Entertainment, Inc. maintained effective internal control over financial reporting as of July 2, 2006 based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Champps Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Champps Entertainment, Inc. maintained effective internal control over financial reporting as of July 2, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Champps Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champps Entertainment, Inc. and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended July 2, 2006, and our report dated September 8, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

September 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the Company) and subsidiaries as of July 2, 2006 and July 3, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended July 2, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended July 2, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Champps Entertainment, Inc.’s internal control over financial reporting as of July 2, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2006 expressed an unqualified opinion on management’s assessment of and the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado

September 8, 2006

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of July 2, 2006 and July 3, 2005

(In thousands, except share data)

	July 2, 2006	July 3, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,449	$2,702
Accounts receivable, net	2,208	3,417
Inventories	4,461	4,467
Prepaid expenses and other current assets (Note 2)	2,871	3,204
Assets held for sale	2,670	—
Deferred tax assets	3,210	3,263

Total current assets	24,869	17,053

Property and equipment, net (Note 3)	75,076	86,745
Goodwill	5,069	5,069
Deferred tax assets	29,533	25,911
Other assets, net (Note 4)	2,155	2,533

Total assets	$136,702	$137,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,793	$4,772
Accrued expenses (Note 5)	9,584	9,752
Current portion of long-term debt	—	143

Total current liabilities	13,377	14,667
Long-term debt, net of current portion (Note 7)	14,707	14,506
Other long-term liabilities (Note 5)	31,890	32,077

Total liabilities	59,974	61,250

Commitments and contingencies (Note 9)

Shareholders’ equity (Notes 10 and 11):
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,258,151 and 13,036,321 shares issued at July 2, 2006 and July 3, 2005, respectively)	133	130
Additional paid-in capital	91,264	88,339
Accumulated deficit	(13,966)	(12,408)
Treasury stock, at cost (91,480 shares)	(703)	—

Total shareholders’ equity	76,728	76,061

Total liabilities and shareholders’ equity	$136,702	$137,311

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended July 2, 2006, July 3, 2005 and June 27, 2004

(In thousands, except per share data)

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Revenue:
Sales	$209,003	$212,668	$200,911
Franchising and royalty, net	643	621	579

Total revenue	209,646	213,289	201,490

Costs and expenses:
Cost of sales and operating expenses	179,509	181,058	170,768
General and administrative expenses	14,735	13,889	11,719
Depreciation and amortization	10,893	10,715	9,500
Severance (Note 12)	110	655	—
Asset impairment charges and restaurant closings/disposals (Note 13)	2,423	4,006	—
Other (income) expense, net	474	(90)	110

Income from operations	1,502	3,056	9,393
Other expense:
Interest expense and income, net	1,127	1,444	2,101
Expenses related to predecessor companies (Note 9)	(5)	358	1,171
Debt extinguishment costs (Note 7)	—	—	587

Income before income taxes	380	1,254	5,534
Income tax expense (benefit) (Note 8)	(1,001)	(486)	944

Income from continuing operations	1,381	1,740	4,590
Loss from discontinued operations, net of tax (Note 14)	2,939	1,989	318

Net income (loss)	$(1,558)	$(249)	$4,272

Basic income (loss) per share (Note 10):
Income from continuing operations	0.11	0.14	0.36
Loss from discontinued operations, net of tax	(0.23)	(0.16)	(0.03)

Net income (loss)	$(0.12)	$(0.02)	$0.33

Diluted income (loss) per share (Note 10):
Income from continuing operations	0.10	0.13	0.35
Loss from discontinued operations, net of tax	(0.22)	(0.15)	(0.02)

Net income (loss)	$(0.12)	$(0.02)	$0.33

Basic weighted average shares outstanding	13,151	12,887	12,793

Diluted weighted average shares outstanding	13,213	13,118	13,000

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

Fiscal Years Ended July 2, 2006, July 3, 2005 and June 27, 2004

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accum. Deficit	Accum. Other Comprehensive Income	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance as of June 29, 2003	12,764,050	$127	$86,238	$(16,431)	—	—	$—	$69,934
Net income	—	—	—	4,272	—	—	—	4,272
Unrealized gains on equity securities, net of tax of $55	—	—	—	—	224	—	—	224

Total comprehensive income								4,496
Common shares issued	49,615	1	254	—	—	—	—	255
Income tax benefit of stock options exercised	—	—	9	—	—	—	—	9
Interest on loan for exercise of stock options (Note 16)	—	—	(2)	—	—	—	—	(2)
Repayment of loan for exercise of stock options (Note 16)	—	—	316	—	—	—	—	316

Balance as of June 27, 2004	12,813,665	128	86,815	(12,159)	224	—	—	75,008
Net loss	—	—	—	(249)	—	—	—	(249)
Reclassification adjustment for the gain on sale of securities realized in net income, net of tax of $55	—	—	—	—	(224)	—	—	(224)

Total comprehensive income								(473)
Common shares issued	222,656	2	1,323	—	—	—	—	1,325
Income tax benefit of stock options exercised	—	—	201	—	—	—	—	201

Balance as of July 3, 2005	13,036,321	130	88,339	(12,408)	—	—	—	76,061
Net loss	—	—	—	(1,558)	—	—	—	(1,558)
Common shares issued	221,830	3	1,253	—	—	—	—	1,256
Repurchase of common shares (Note 10)						91,480	(703)	(703)
Income tax benefit of stock options exercised	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	879	—		—	—	879
Compensation liability reclassification	—	—	661	—		—	—	661

Balance as of July 2, 2006	13,258,151	$133	$91,264	$(13,966)	$—	91,480	$(703)	$76,728

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended July 2, 2006, July 3, 2005 and June 27, 2004

(In thousands)

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Cash flows from operating activities:
Net income (loss)	$(1,558)	$(249)	$4,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,408	11,363	10,275
Amortization of notes payable discount	201	201	201
Asset impairment charges	4,271	6,567	—
Loss on disposal of assets	420	212	257
Loss on assets held for sale	553	—	—
Gain on sale of investments	—	(279)	—
Stock-based compensation	879	—	—
Interest on loan for exercise of stock options	—	—	(2)
Deferred income tax expense (benefit)	(3,569)	(2,747)	201
Changes in assets and liabilities:
Accounts receivable	78	376	(377)
Inventories	6	(73)	(800)
Prepaid expenses and other current assets	333	(1,422)	4,284
Accounts payable	(979)	457	(1,088)
Accrued expenses	493	1,247	(983)
Other assets	303	9	119
Other long-term liabilities	(984)	1,007	761
Proceeds from tenant improvement allowances	1,969	2,965	4,050

Net cash provided by operating activities	13,824	19,634	21,170

Cash flows from investing activities:
Purchase of property and equipment	(4,465)	(15,928)	(15,862)
Proceeds from disposal of assets	7	35	54
Purchase of assets held for sale	(3,161)	—	—
Restricted cash	—	101	640
Repayment of loan for exercise of stock options	—	—	316

Net cash used in investing activities	(7,619)	(15,792)	(14,852)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,256	1,325	255
Income tax benefit of stock options exercised	132	201	9
Repurchase of common stock	(703)	—	—
Repayment of long-term debt	(143)	(19,115)	(21,038)
Proceeds from long-term debt	—	15,000	10,850
Proceeds from capital lease transactions	—	—	—

Net cash provided by (used in) financing activities	542	(2,589)	(9,924)

Net change in cash and cash equivalents	6,747	1,253	(3,606)
Cash and cash equivalents, beginning of period	2,702	1,449	5,055

Cash and cash equivalents, end of period	$9,449	$2,702	$1,449

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$941	$935	$1,851
Income taxes, net of refunds	1,024	679	467

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended July 2, 2006, July 3, 2005 and June 27, 2004

1. Summary of Significant Accounting Policies

Background

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA International” or “DAKA”). At July 2, 2006, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise/license Champps casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Champps and its consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, are referred to as fiscal 2006, 2005 and 2004, respectively. Fiscal 2005 consisted of 53 weeks and fiscal 2006 and fiscal 2004 each consisted of 52 weeks.

Significant Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company’s consolidated financial statements include the useful lives and recoverability of property and equipment, the recoverability of goodwill, the valuation allowance for deferred tax assets, accruals for the self insured risk relating to workers’ compensation and general liability, accruals for loss contingencies and accruals relating to representations and warranties provided in connection with the spin-off of DAKA International, Inc. in 1997 and the sale of Fuddruckers, Inc. (“Fuddruckers”) in 1998. Actual results could differ from those estimates.

Segment Reporting

As of July 2, 2006, the Company operated 50 restaurants in the upscale casual market as operating segments. We believe our operating segments aggregate into one reporting segment. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities. The restaurants operate entirely in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are almost exclusively from the sale of food and beverages.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid investments with maturities of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value due to their short-term maturities.

Accounts Receivable

Accounts receivable consist largely of credit card receivables representing three to four days of credit card sales net of related fees that have not, at the balance sheet date, been processed by the credit card processor and remitted to the Company. Accounts receivable also includes amounts due from the Company’s franchisees for the payment of franchise royalty fees that are paid monthly in arrears and other receivables that may arise in the ordinary course of business. The Company’s allowance for uncollectible accounts receivable and related bad debt expense are not significant.

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

The components of inventories were as follows (in 000’s):

	July 2, 2006	July 3, 2005
Food and liquor products	$1,506	$1,453
Smallwares and supplies	2,955	3,014

	$4,461	$4,467

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

The Company also capitalizes interest as part of its new restaurant construction. Capitalized interest is based upon the weighted-average of accumulated expenditures. The interest capitalization period commences when expenditures are made to prepare an asset for its intended use and interest costs are incurred. The interest capitalization period ends when the restaurant opens or when the asset is substantially complete and ready for service. The Company utilizes an interest rate based upon the weighted average of the rates applicable to borrowings of the Company during the assets’ construction period, unless the interest expense is directly related to the construction project.

The Company accumulates its costs in its construction-in-progress account until the restaurant opens. At that time, the costs accumulated to date are reclassified to property, plant and equipment and are depreciated according to the Company’s depreciation policies.

Renovations, Improvements and Repairs and Maintenance

As is typical in the restaurant industry, the Company renovates, remodels or improves its restaurants (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. Each of these expenditures provides a future economic benefit and is capitalized accordingly. While the Company believes its useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company follows an asset retirement policy whereby any assets that are replaced are retired. In fiscal years 2006, 2005, and 2004, the Company capitalized $3.8 million, $2.8 million and $2.2 million, respectively, related to renovations, remodels and improvements to existing restaurants. The Company currently has a capitalization threshold of $1,500 and any costs for singular items below this threshold are expensed.

The Company routinely has repairs and maintenance to its facilities and equipment. In fiscal years 2006, 2005 and 2004, the Company recorded repair and maintenance expense of $4.3 million, $4.0 million and $3.6 million, respectively. These repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities (e.g. electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs).

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

Investments in Associated Companies, at Equity

The Company originally invested $0.2 million for an 8.0% joint venture interest in a licensed airport restaurant venture. The Company accounts for this investment in accordance with the equity method of accounting interpreted by the American Institute of Certified Public Accountants Accounting Procedure Bulletin Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock.” APB No. 18 states that this form of venture is governed by the American Institute of Certified Public Accountants Statement of Position 78-9 (“SOP 78-9”). SOP 78-9 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of earnings or loss after the date of acquisition.

Impairment or Disposal of Long-Lived Assets and Goodwill

The Company evaluates the carrying value of long-lived assets including property, equipment and related identifiable intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized based on fair value. The Company evaluates each individual restaurant for impairment. Each restaurant has cash flows that are largely independent and its assets and liabilities are largely independent from other assets and liabilities. In addition, the Company evaluates each individual restaurant for indications of impairment after it has been open six full quarters, as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. Impairment testing is completed whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Additionally, per policy, the Company considers four consecutive quarters of negative cash flow or losses to be an indication that an individual restaurant may be impaired and utilizes either market value, if available, or a present value computation in determining fair value. The present value computation utilizes a single set of estimated cash flows and a single interest rate that is commensurate with the risk of the operation.

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

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Revenues from our gift cards are recognized upon redemption. Until redemption of the gift cards, outstanding balances on such cards are included in “other accrued expenses” on our accompanying consolidated balance sheets. The Company presents its revenues on a “net basis” which excludes sales and other taxes that are imposed on and concurrent with individual revenue-producing transactions between the Company and its customers.

Franchising and Royalty Income

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $643,000, $621,000 and $579,000 during fiscal years 2006, 2005 and 2004, respectively.

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal years 2006, 2005 or 2004.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $2.6 million, $2.8 million and $2.2 million in fiscal years 2006, 2005 and 2004, respectively.

Pre-opening Expense

Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations. Pre-opening costs are principally comprised of training-related costs. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period. Pre-opening expenses were $0.2 million, $1.3 million and $1.9 million in fiscal years 2006, 2005 and 2004, respectively.

Employee Partner Cash Flow Bonus Program

In fiscal 2006, the Company started inviting certain of its general managers and area operating directors (together “partners”) to enter into seven-year employment agreements and also enter into an agreement to purchase an interest in their restaurants’ monthly cash flows (“cash flow bonus interest”) for the duration of the agreement to facilitate the development, leadership and operation of its restaurants. As of July 2, 2006, seven of the Company’s general managers and two of the Company’s directors of operations had executed such agreements. Under the agreement, the partner is required to make a capital contribution in exchange for their percentage in the restaurant or region the partner manages and the Company has the option to purchase their cash flow bonus interest after a seven-year period at a predetermined cash flow multiple. Part of the partner’s capital contribution may be financed over a two-year period. The cash flow bonus interest purchased by each partner is five percent of restaurant cash flow for general manager partners and three percent for area partners. The Company estimates future purchases of the cash flow bonus interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Other long-term liabilities” in the Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “Other (income) expense, net” in the Consolidated Statements of Operations. In the period the Company completes the buyout, an adjustment will be recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

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

Accounting for Stock-Based Compensation

Effective July 4, 2006 (beginning of fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment”. Prior to that time, the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and income (loss) per share for fiscal years 2005 and 2004 would have been as set forth below. The amounts for each of the two fiscal periods presented below have been adjusted to correct stock-based employee compensation expense associated with the pro forma effect of accounting for stock-based compensation previously disclosed. The corrected pro forma stock-based employee compensation costs decreased from previously disclosed amounts as a result of certain adjustments made for mathematical and accounting inaccuracies.

	Fiscal Year Ended
	July 3, 2005	June 27, 2004
Net income (loss), as reported	$(249,000)	$4,272,000

Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595,000)	(571,000)

Pro forma net income (loss)	$(844,000)	$3,701,000

Basic income (loss) per share - as reported	$(0.02)	$0.33
Basic income (loss) per share - pro forma	$(0.07)	$0.29

Diluted income (loss) per share - as reported	$(0.02)	$0.33
Diluted income (loss) per share - pro forma	$(0.07)	$0.29

The fair value of each stock option granted in fiscal years 2005 and 2004 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the stock purchased through the purchase plan was estimated based upon the actual discount extended plus the value of the options associated with the shares during the quarter.

The following key assumptions were used to value the option grants issued for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2005	2.71%	2.8 Years	97.0%	0.00%
2004	2.06%	2.8 Years	98.0%	0.00%

The pro forma expense associated with the employee stock purchase plan was $75,000 and $67,000 for the years ending July 3, 2005 and June 27, 2004, respectively. The associated shares purchased under the purchase plan were 27,177 and 32,758 for the years ending July 3, 2005 and June 27, 2004, respectively. The following key assumptions were used to value the stock purchased under the purchase plan for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2005	1.09%-2.76%	.25 Years	19.8%-39.6%	0.00%
2004	0.85%-1.04%	.25 Years	28.4%-51.7%	0.00%

The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period.

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

Reclassifications

As described in Note 14, Loss from Discontinued Operations, Net of Tax, and Assets Held for Sale, we have reclassified three closed restaurants’ financial results as discontinued operations for all periods presented.

The Company provides discounted meals and beverages to guests for promotional purposes and discounted meals to its employees. In the past, these discounts have been included in restaurant sales, with an offsetting charge to other operating expense. In fiscal 2005, the Company decided that these amounts should be reported on a net basis and, accordingly, has eliminated such amounts for all periods presented. This reclassification had the effect of decreasing previously reported sales and expenses by approximately $4.6 million in fiscal 2004. These reclassifications had no effect on net income.

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

Future Application of Accounting Standards

In October 2005, FASB Staff Position (“FSP”) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The Company adopted the FSP effective January 2, 2006. The Company estimates that adoption of FAS 13-1 will result in an increase of the average per unit pre-opening costs by approximately $0.1 million.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority, while earlier authoritative literature provided no specific guidance. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. While it is still considering the implications of the statement, the Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

2. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000’s):

	July 2, 2006	July 3, 2005
Prepaid rents, real estate taxes and related costs	$1,594	$1,582
Prepaid insurance	312	895
Prepaid licenses and permits	211	219
Prepaid contracts and other	754	508

	$2,871	$3,204

3. Property and Equipment

Property and equipment consisted of the following (in 000’s):

	July 2, 2006	July 3, 2005
Land	$2,923	$2,923
Buildings and leasehold improvements	78,492	80,107
Software	1,327	1,329
Equipment	47,599	47,857
Construction in progress	377	3,831

	130,718	136,047
Accumulated depreciation and amortization	(55,642)	(49,302)

	$75,076	$86,745

General and administrative expense on the consolidated statement of operations included $297,000, $351,000 and $379,000 of depreciation and amortization expense for the years ended July 2, 2006, July 3, 2005 and June 27, 2004, respectively.

All personal property and real property of the Company are secured by a blanket lien under the Company’s $25.0 million senior secured credit facility (Note 7).

4. Other Assets, Net

The components of other assets were as follows (in 000’s):

	July 2, 2006	July 3, 2005
Deferred financing costs	$585	$968
Liquor licenses	728	808
Long-term deposits	98	112
Leasehold rights	582	606
Equity investment in licensee	141	—
Other	21	39

	$2,155	$2,533

Accumulated amortization for other assets, net totaled $1,610,000 and $1,180,000 at July 2, 2006 and July 3, 2005, respectively.

The equity investment in licensee reflects the Company’s cash investment and its share of profits and losses through July 2, 2006 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000’s):

	July 2, 2006	July 3, 2005
Salaries, wages, and related benefits	$3,066	$3,333
Accrued taxes, predominantly sales and property	2,542	2,678
Accrued insurance	1,159	1,006
Accrued severance	136	482
Accrued utilities	428	561
Gift card/certificate liability	1,184	1,033
Lease termination	220	—
Other	849	659

	$9,584	$9,752

The components of other long-term liabilities were as follows (in 000’s):

	July 2, 2006	July 3, 2005
Tenant improvement allowances	$19,814	$21,129
Deferred rents	10,688	9,610
Accrued insurance	884	1,002
Deferred compensation	—	331
Partner deposit and accrued buyout liability	417	—
Lease termination	87	—
Other	—	5

	$31,890	$32,077

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

6. Leases

The Company has entered into lease agreements for its corporate office space and almost all of its restaurant facilities. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 20 years. Nearly all of the leases contain escalation clauses. Certain leases contain provisions that require additional payments based on sales performance (“contingent rentals”) and the payment of common area maintenance charges and real estate taxes. Contingent rentals are accrued monthly as the liabilities are incurred utilizing pro-rated monthly sales targets.

The Company has a commitment for the development and sale/leaseback of restaurants from AEI Fund Management, Inc. (“AEI”) that provides a maximum $50.0 million financing commitment through an agreement executed November 23, 2004. The agreement expires in October 2006 and we do not anticipate extending this agreement. The funding of this build-to-suit facility is subject to various pre-closing conditions. Under the agreement, AEI purchases the land and funds a substantial portion of the construction costs of new restaurants selected by the Company for participation under the agreement. The Company serves as the developer of the site and is responsible for completing the project on time and within budget. Once the project is completed per the terms of the development agreement, the Company enters into a lease with AEI for the property. The Company, as seller-lessee, has no continuing involvement in the property other than that of lessee. For accounting purposes, the Company is considered the owner of the property during the construction period due to the Company’s obligation to develop the property and AEI’s option to sell the funded assets to the Company in the event of a default under the development agreement.

Future minimum lease payments pursuant to leases with non-cancelable lease terms, excluding option periods, at July 2, 2006 were as follows (in 000’s):

Fiscal Years Ending	Operating Leases
2007	$15,652
2008	15,847
2009	16,079
2010	15,807
2011	14,900
Thereafter	113,416

Total future minimum lease payments	$191,701

Total rent expense in fiscal years 2006, 2005 and 2004 approximated $16,580,000, $15,623,000, and $14,501,000, respectively, which included rents classified as discontinued operations in the amounts of $792,000, $660,000 and $660,000, for fiscal years 2006, 2005 and 2004, respectively. Contingent rentals included in rent expense for fiscal years 2006, 2005 and 2004 approximated $336,000, $392,000, and $362,000, respectively.

7. Long-term Debt

Long-term debt consisted of the following (in 000’s):

Lender	Interest rate	Face amount	July 2, 2006	July 3, 2005	Nature of debt	Nature of collateral	Maturity
Convertible Subordinated Notes	5.50%	$15,000	$14,707	$14,506	Note Payable	Unsecured	Dec., 2007

GE Capital	Comercial paper + 3.75%	1,978	—	143	Note Payable	Equipment	Feb., 2007

LaSalle Bank N.A.	Prime - Prime + .50% or LIBOR + 2-3%	25,000	—	—	Revolving Line of Credit	All personal and real property	Mar., 2007

			$14,707	$14,649

Less current portion			—	143

Debt, net of current portion			$14,707	$14,506

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

In March 2004, the Company obtained a three-year $25.0 million senior secured credit facility with LaSalle Bank (the “facility”). A portion of the facility was initially used to refinance certain of the Company’s existing debt and the facility may also be used to support growth and general working capital needs and provide up to $5.0 million for the issuance of letters of credit. The facility is secured by a blanket lien on all personal assets and real property of the Company. Borrowings under the facility bear interest depending on a total funded debt to EBITDA ratio and could range from prime to prime plus 50 basis points or, if elected by us, LIBOR plus 200 to 300 basis points. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. The Company paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of 37.5 basis points to 50 basis points.

The credit facility limits the opening of new company-owned restaurants to a maximum of twenty-four over a three-year period and also limits the amount of dividends and/or stock repurchases. As of July 2, 2006, the Company had no outstanding borrowings under this facility and had placed letters of credit of $3.0 million under the facility with $22.0 million available for additional borrowing.

Outstanding borrowings under the facility may be converted to a five-year term loan if the ratio of senior debt to EBITDA exceeds specified levels. The facility requires the Company to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) Interest Expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” Capitalized terms used in the preceeding sentence refer to defined terms in the credit agreement.

As of July 2, 2006, the Company was in compliance with all debt covenants and financial ratios. We currently are in the process of negotiating a new credit facility with our existing lender to replace the facility that expires in March 2007.

In fiscal years 2006, 2005 and 2004, the Company repaid certain debt with existing balances totaling approximately $103,000, $1,000,000, and $15,200,000, respectively, before scheduled maturity. Related prepayment costs and unamortized debt issuances costs totaling $587,000 in fiscal year 2004 were recorded as debt extinguishment costs in the accompanying consolidated statement of operations.

The Company incurred interest expense of $1,553,000, $1,717,000, and $2,480,000 in fiscal years 2006, 2005 and 2004, respectively. Of these amounts, $29,000, $146,000, and $142,000 were capitalized in each respective year. Interest income totaled $397,000, $127,000, and $237,000 in fiscal years 2006, 2005 and 2004, respectively.

The principal amount of long-term debt outstanding as of July 2, 2006 is all due in fiscal year 2008.

8. Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000’s):

	July 2, 2006	July 3, 2005
Deferred tax assets:
Net operating loss carryforwards	$14,229	$16,285
Alternative minimum tax carryforwards	324	231
Deferred rent	11,809	11,816
FICA tip tax credits	10,217	7,833
Accrued expenses	1,258	1,225
Stock-based compensation	557	—
Other	368	130

Total deferred tax assets	38,762	37,520

Less valuation allowance	—	(93)

Net deferred tax assets after valuation allowance	$38,762	$37,427

Deferred tax liabilities:
Property and equipment	$(5,275)	$(7,652)
Goodwill	(744)	(601)

Total deferred tax liabilities	$(6,019)	$(8,253)

Net deferred tax assets	$32,743	$29,174

Current portion	$3,210	$3,263
Long-term	29,533	25,911

The components of income tax expense (benefit) was as follows (in 000’s):

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Tax expense (benefit):
Continuing operations	$(1,001)	$(486)	$944
Discontinued operations	(1,919)	(1,294)	(220)

Income tax expense (benefit)	$(2,920)	$(1,780)	$724

The income tax expense (benefit) was comprised of the following (in 000’s):

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Current tax expense (benefit):
Federal	$897	$484	$194
State	604	768	549

	1,501	1,252	743

Deferred tax expense (benefit):
Federal	(2,269)	(1,498)	117
State	(233)	(240)	84

	(2,502)	(1,738)	201

Income tax expense (benefit)	$(1,001)	$(486)	$944

The following is a reconciliation of income taxes at the federal statutory rate of 35% to the Company’s income tax expense (benefit) (in 000’s):

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Income tax provision computed at statutory federal income tax rates	$133	$439	$1,937
FICA tip tax credit	(1,549)	(1,485)	(1,339)
Non-deductible costs	65	37	28
Increase (decrease) in the valuation allowance	(93)	93	—
State income tax provision, net of federal benefit	389	331	298
Changes in state tax laws	—	103	—
Expired net operating loss carryforward	54	—	—
Other, net	—	(4)	20

Income tax expense (benefit)	$(1,001)	$(486)	$944

All income from continuing operations and related income tax expense was attributable to domestic operations.

The following table details the loss and credit carryforwards with the applicable year of expiration (in 000’s):

Year Expiring	FICA Tip Credits Carryforwards	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards
2007	—	—	116
2019	—	34,259	172
2020	—	3,672	4,639
2021	827	—	678
2022	1,124	—	—
2023	1,549	2,105	—
2024	2,049	—	218
2025	2,284	38	—
2026	2,384	—	—

	$10,217	$40,074	$5,823

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal 2006, management determined that to fully realize the deferred tax asset, the Company will need to generate average annual future taxable income of approximately $4.6 million prior to the expiration of the net operating loss carryforwards and FICA tip tax credit carryforwards through 2025. Taxable income for the year ended July 2, 2006 was $3.6 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at July 2, 2006. The increase in the valuation allowance by $93,000 during the year ended July 3, 2005 was attributable to management’s belief that the likelihood of realizing certain state net operating loss carryforwards is not more likely than not. The amount of the deferred tax asset considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward periods are not realized. As of July 3, 2005, the Company concluded that $103,000 of long-term deferred tax assets should be written-off as a result of an Ohio tax law change.

9. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,031,000 at July 2, 2006 to guarantee its performance primarily related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Fuddruckers Representations and Indemnity

The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company, certain of which expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price, the Company may require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During 2006, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

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

Litigation

From time to time, lawsuits are filed against the Company in the ordinary course of business. Such lawsuits typically involve claims from customers, former or current employees, and others related to issues common to the restaurant industry. A number of such claims may exist at any given time. The Company is currently not a party to any litigation that management believes is likely to have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

The following table displays the activity and balances relating to the reserves (in 000’s):

Predecessor Obligations
Balance at June 29, 2003	$648
Expense recognition	1,171
Payments	(804)

Balance at June 27, 2004	1,015
Expense recognition	358
Payments	(1,373)

Balance at July 3, 2005	$—

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

10. Shareholders’ Equity and Income Per Share

The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 13,166,671 and 13,036,321 shares were issued and outstanding as of July 2, 2006 and July 3, 2005, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

In January 2006, the Company’s Board of Directors approved a plan to use up to $5 million to repurchase its common stock from time to time over the next two years. Through July 2, 2006, 91,480 shares of common stock for $703,000 were purchased under this plan. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans.

The Company’s credit arrangements, as amended, restrict the amount of dividend payments or capital stock repurchases to a maximum amount of $10 million over a three year period beginning March 2004. Moreover, certain financial covenant ratios under the credit facilities require a minimum amount of tangible net worth, as defined in the credit agreements.

The Company has issued warrants to purchase 386,961 shares of common stock of the Company in conjunction with the issuance of the Notes described in Note 7. Each warrant is exercisable for one share of common stock at an initial exercise price of $11.10 per share, subject to adjustment upon certain events. The warrants are exercisable (in whole or in part) at any time on or before December 15, 2007, unless terminated earlier at the Company’s option upon certain events. Any unexercised warrants as of December 15, 2007 will automatically expire. The warrants had an estimated fair market value of $1,005,000 as of the date of issuance and were recorded as additional paid-in capital, net of issuance costs of $100,000.

The following table sets forth the computation of basic and diluted earnings per share (in 000’s except per share data):

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Basic income per share:
Income from continued operations	$1,381	$1,740	$4,590
Loss from discontinued operations	(2,939)	(1,989)	(318)

Net income (loss)	(1,558)	(249)	4,272

Weighted average shares outstanding	13,151	12,887	12,793

Net income (loss) per share - basic
Continuing operations income per share - basic	$0.11	$0.14	$0.36
Discontinued operations income (loss) per share - basic	(0.23)	(0.16)	(0.03)

Net income (loss) per share - basic	(0.12)	(0.02)	0.33

Diluted income per share:
Income from continued operations	$1,381	$1,740	$4,590
Loss from discontinued operations	(2,939)	(1,989)	(318)

Net income (loss)	(1,558)	(249)	4,272

Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c )	(c )	(c )

Net income (loss) plus assumed conversions	(1,558)	(249)	4,272

Weighted average shares outstanding	13,151	12,887	12,793
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	62	231	207
Net effect of dilutive warrants based on the treasury stock method using average market price	(b )	(b )	(b )
Assumed conversion of 5.5% convertible subordinated notes	(c )	(c )	(c )

Total shares outstanding for computation of per share earnings	13,213	13,118	13,000

Net income (loss) per share - diluted
Continuing operations income per share - diluted	$0.10	$0.13	$0.35
Discontinued operations income (loss) per share - diluted	(0.22)	(0.15)	(0.02)

Net income (loss) per share - diluted	(0.12)	(0.02)	0.33

(a)	For the years ended July 2, 2006, July 3, 2005, and June 27, 2004, 340,140, 1,109,568, and 220,763 of stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.
(c)	Not included in calculation because the assumed conversion of convertible notes into 1,407,129 common shares was anti-dilutive.

11. Stock Options, Restricted Stock Awards and Employee Benefit Plans

The Company currently sponsors certain stock-based compensation plans as described below. Effective July 4, 2005 (beginning of fiscal 2006), the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation is measured at the grant date based on the value of the awards and is recognized as expense over the requisite service period (usually the vesting period). The Company selected the modified prospective method of adoption described in SFAS No. 123(R). The fair values of the stock awards recognized under SFAS No. 123(R) are determined based on each separately vesting portion of the awards, however, the total compensation expense is recognized on a straight-line basis over the vesting period.

In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amounts of $879,000 was recorded in fiscal 2006. In addition, $330,000 and $331,000 of compensation costs related to awards with cash equivalency features subject to shareholder approval were recorded in fiscal 2006 and fiscal 2005, respectively. The total stock-based compensation expenses were recorded in general and administrative expense. The total income tax benefit recognized in the consolidated statement of operations for the share-based arrangements for fiscal 2006 was $432,000.

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

Stock Incentive Plans

In December 2005, the 2005 Stock Incentive Plan was approved by the Company’s stockholders. The number of shares of common stock reserved for issuance under the 2005 Stock Incentive Plan is equal to the sum of 500,000 shares of common stock, plus any shares of common stock available for grant (including shares which become available due to forfeitures of outstanding options or other awards) under the Company’s 1997 Stock Option and Incentive Plan and the Company’s 2003 Stock Option and Incentive Plan. No additional grants will be made under the 1997 or 2003 plans. As of July 2, 2006, 452,117 shares remain available for grant under the 2005 Stock Incentive Plan.

Stock Options

Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over three years for officers and employees. The granted options generally have ten year contractual terms.

The following summarizes stock option activity for the last three fiscal years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at June 29, 2003	712,354	$5.87
Granted	388,100	6.97	2.74
Exercised	(10,165)	6.17
Forfeited	(53,501)	6.51

Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	3.09
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81
Granted	10,000	6.88	3.40
Exercised	(194,346)	5.63
Forfeited	(242,425)	7.53

Outstanding at July 2, 2006	682,797	$6.89		6.5	$929

Exercisable at July 2, 2006	574,941	$6.75		6.3	$861

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

Cash received from options exercised under all share-based payment arrangements for fiscal years 2006, 2005 and 2004 was $1,093,000, $1,129,000 and $63,000, respectively. While the Company has taken tax deductions for stock option exercises over the last three fiscal years, the related tax benefits have not been realized because of the Company’s net operating loss carryforwards. The total fair value of shares vested during fiscal years 2006, 2005 and 2004 was $971,000, $1,010,000 and $967,000, respectively.

Compensation expense of $47,000 related to previously granted stock option awards which are non-vested had not yet been recognized at July 2, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately seven months.

The total intrinsic value of options exercised was $335,000, $511,000 and $27,000 for fiscal years 2006, 2005 and 2004, respectively.

Restricted Stock Awards

The following summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at July 3, 2005	—	$—
Granted	754,205	6.59
Vested	(42,890)	6.59
Forfeited	—	—

Non-vested at July 2, 2006	711,315	$6.59

The grant date fair value was determined to be the stock price of the common stock as of the date of grant.

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’ Donnell, its then new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock were awarded to Mr. O’Donnell. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below. These awards were subject to shareholder approval of the Company’s issuance of additional equity securities under the Company’s benefit plans pursuant to which such shares are granted. If the shareholders of the Company had failed to approve the issuance of additional equity securities under the Company’s benefit plans by the date any portion of the restricted stock award would otherwise have vested, the Company would have been required to make a cash payment to Mr. O’Donnell equal to the economic value of such vested shares. Accordingly, the value of these awards was remeasured each period and a liability was recorded/adjusted to the fair value at each reporting date up until December 7, 2005, at which time the awards were approved by the shareholders. The total compensation cost of $330,000 was recorded for these revalued awards in year ended July 2, 2006. The balance of the liability of $661,000 as of the date of shareholder approval of the awards was reclassified to shareholders’ equity.

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

Compensation expense of $3,639,000 related to previously granted restricted stock awards outlined above which are non-vested had not yet been recognized at July 2, 2006. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.6 years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of July 2, 2006, 279,750 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible employees of the Company may participate in quarterly offerings of shares of common stock made by the Company. The participating employees purchase shares of common stock at a 15 percent discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. Expense of $68,000 was recorded under the provisions of SFAS 123(R) for the 25,591 shares purchased under the purchase plan for fiscal year 2006.

The Company values the purchase plan shares utilizing a look-back share option pricing methodology with a Black-Scholes option-pricing model framework. The following key assumptions were used to value the purchase plan shares issued for fiscal 2006.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2006	3.15%-4.55%	.25 Years	27.1%-43.6%	0.00%

The risk free-rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was life of the quarterly look-back option. The expected volatility was based on the historical volatility of the Company’s stock for those quarters.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan enabling employees to contribute up to 15% of their annual compensation. The Company’s discretionary contributions to the 401(k) plan are determined by the Company’s Board of Directors. For fiscal 2006, $23,000 was accrued for half of the Company’s discretionary contribution expected to be paid for calendar 2006. The Company’s contribution to the plan for calendar 2005 was $60,000. In 2004, the Company changed its 401(k) plan year-end to coincide with the calendar year-end. The Company’s contribution for calendar 2004 and half of calendar 2003 totaled $70,000.

12. Severance Expense

In fiscal 2006, the Company incurred severance expense totaling $110,000 for nine former employees, including its former chief financial officer.

Our former Chief Executive Officer, President and Chairman of the Board had an amended employment agreement with the Company that entitled him to one year continuation of pay of $400,000 in the event of termination. On March 2, 2005, he entered into a separation agreement with the Company. The separation agreement provided for an additional four months of salary after payments under the employment agreement would otherwise cease, payable at the discretion of the Board and are contingent upon his completing certain obligations to the Company. As of July 2, 2006, the discretionary additional four months of severance were accrued but had not been paid.

On May 4, 2005, the Company entered into a separation agreement with our former Executive Vice President / Chief Operating Officer that entitled him to $100,000 of separation pay which was paid over the ensuing 26 weeks.

13. Asset Impairment Charges and Restaurant Closings/Disposals

In fiscal years 2006 and 2005, the Company recorded assets impairment charges of $2,136,000 and $4,006,000, respectively, to write-down the carrying value of two restaurants’ assets in each year, respectively, to fair value. The Company determined fair value of the impaired assets utilizing the net salvage value method. The impairments resulted from management’s determination that the restaurants’ future cash flow was not sufficient to cover its asset carrying value. The asset impairments were recorded as a reduction of cost. The Company would have recorded additional depreciation expense of $602,000 in fiscal year 2006 and $123,000 in fiscal year 2005 for the assets which were written down with the asset impairment charges.

Also, in fiscal year 2006, the Company recorded $287,000 of restaurant closing / disposal costs related to a restaurant expected to be closed in fiscal year 2007.

14. Discontinued Operations, Net of Tax and Assets Held for Sale

In May 2006, the Company closed three restaurants, which meet the definition of a “component of an entity”. Operations and cash flows can be clearly distinguished and measured at the restaurant level and, when aggregated, the financial results of the three closed restaurants were determined to be material to our Consolidated Financial Statements. Loss from discontinued operations, net of tax, consisted of the following (in 000’s):

	July 2, 2006	July 3, 2005	June 27, 2004
Restaurant sales	$6,047	$5,067	$5,450
Restaurant costs	7,036	5,775	5,963
Asset impairment charges	2,135	2,561	—
Lease termination, closure costs and other	1,734	14	25

Loss from discontinued operations	4,858	3,283	538
Income tax expense (benefit)	(1,919)	(1,294)	(220)

Loss from discontinued operations, net of tax	$2,939	$1,989	$318

As of July 2, 2006, the Company had exited one closed location through lease termination at a cost of $1,312,000. Also, the Company had purchased one closed location from its landlord for $3,161,000 and is in the process of selling the location. A disposal loss of $499,000 was recorded to write-down the value of the property to its fair value. The property value was classified under the category “Assets held for sale” in the Consolidated Balance Sheets.

The other closed location is expected to be disposed of through sublease or lease termination and a $307,000 lease termination liability was recorded representing the present value of the future minimum lease obligations offset by the estimated sublease rental which could be reasonably obtained for the property.

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

Long-term debt – At July 2, 2006, the Company had $15.0 million, 5.5% subordinated convertible notes outstanding with a carrying value of $14.7 million (Note 7). The Company estimates the fair value of the notes to be approximately $14.3 million. There is no active market for the notes. The Company estimated the fair value of the notes based on an indicated market value provided by the investment banking firm which originally assisted the Company with the issuance of the notes.

16. Related Party Transactions

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

17. Subsequent Events

On August 16, 2006, the Company received the resignation, effective on that date, of Rich Scanlan, as the Company’s chief operating officer and vice president. Mr. Scanlan remained with the Company in the capacity of director of operations overseeing the Illinois and Minnesota markets. However, as a part of Mr. Scanlan’s resignation, he agreed to release all right, title and interest to any restricted stock grants or stock units previously granted to him by the Company.

18. Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2006 and 2005 are summarized as follows (in 000’s except per share data) (a):

Fiscal 2006 (c)

	Quarter ended				Year ended
	October 2, 2005	January 1, 2006	April 2, 2006	July 2, 2006	July 2, 2006
Revenue	$51,476	$55,776	$52,363	$50,031	$209,646
Pre-opening expenses	9	70	78	26	183
Severance	100	5	5	—	110
Asset impairment charges and restaurant closings / disposals	—	—	2,136	287	2,423
Expenses related to predecessor companies	(3)	—	(2)	—	(5)
Income (loss) from continuing operations	111	2,652	(501)	(881)	1,381
Loss from discontinued operations, net of tax	317	81	1,428	1,113	2,939
Net income (loss)	(206)	2,571	(1,929)	(1,994)	(1,558)

Basic income (loss) per share:
Income (loss) from continuing operations	0.01	0.20	(0.04)	(0.07)	0.11
Loss from discontinued operations	(0.03)	—	(0.11)	(0.08)	(0.23)
Net income (loss)	(0.02)	0.20	(0.15)	(0.15)	(0.12)

Diluted income (loss) per share:
Income (loss) from continuing operations	0.01	0.20	(0.04)	(0.07)	0.10
Loss from discontinued operations	(0.03)	(0.01)	(0.11)	(0.08)	(0.22)
Net income (loss)	(0.02)	0.19	(0.15)	(0.15)	(0.12)

Fiscal 2005
	Quarter ended				Year ended
	October 3, 2004 (a)	January 2, 2005	April 3, 2005	July 3, 2005	July 3, 2005
Revenue	$52,867	$55,080	$52,860	$52,482	$213,289
Pre-opening expenses	213	431	339	356	1,339
Severance	—	—	547	108	655
Asset impairment charges and restaurant closings / disposals	—	—	4,006	—	4,006
Expenses related to predecessor companies	310	(45)	50	43	358
Income (loss) from continuing operations	1,305	2,731	(1,986)	(310)	1,740
Loss from discontinued operations, net of tax	118	73	1,586	212	1,989
Net income (loss)	1,187	2,658	(3,572)	(522)	(249)

Basic income (loss) per share:
Income (loss) from continuing operations	0.10	0.21	(0.15)	(0.02)	0.14
Loss from discontinued operations	(0.01)	—	(0.13)	(0.02)	(0.16)
Net income (loss)	0.09	0.21	(0.28)	(0.04)	(0.02)

Diluted income (loss) per share:
Income (loss) from continuing operations	0.10	0.20	(0.15)	(0.02)	0.13
Loss from discontinued operations	(0.01)	—	(0.13)	(0.02)	(0.15)
Net income (loss)	0.09	0.20	(0.28)	(0.04)	(0.02)

(a)	Prior period quarterly results have been reclassified to reflect discontinued operations (Note 14).
(b)	The quarter ended October 3, 2004 consisted of 14 weeks while the other quarters presented each consisted of 13 weeks.
(c)	Effective the beginning of fiscal 2006, the Company adopted SFAS 123(R), “Share-Based Payment” (Note 11).