Form 10-Q
period 2006-10-01
CHAMPPS ENTERTAINMENT INC
filed 2006-11-08
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2006

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

Number of shares of Common Stock, $.01 par value, outstanding at November 3, 2006: 13,077,994.

CHAMPPS ENTERTAINMENT INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of October 1, 2006 and July 2, 2006

(In thousands except share data)

(Unaudited)

	October 1, 2006	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,742	$9,449
Accounts receivable, net	2,406	2,208
Inventories	4,369	4,461
Prepaid expenses and other current assets (Note 2)	3,345	2,871
Assets held for sale (Notes 10 and 11)	2,660	2,670
Deferred tax assets	3,009	3,210

Total current assets	23,531	24,869

Property and equipment, net (Note 3)	73,148	75,076
Goodwill	5,069	5,069
Deferred tax assets	30,371	29,533
Other assets, net (Note 4)	2,032	2,155

Total assets	$134,151	$136,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,256	$3,793
Accrued expenses (Note 5)	8,044	9,584

Total current liabilities	11,300	13,377
Long-term debt, net of current portion (Note 6)	14,757	14,707
Other long-term liabilities (Note 5)	31,803	31,890

Total liabilities	57,860	59,974

Shareholders’ equity (Note 8):
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,263,591 and 13,258,151 shares issued at October 1, 2006 and July 2, 2006, respectively)	133	133
Additional paid-in capital	91,472	91,264
Accumulated deficit	(14,008)	(13,966)
Treasury stock, at cost (191,480 and 91,480 shares at October 1, 2006 and July 2, 2006, respectively)	(1,306)	(703)

Total shareholders’ equity	76,291	76,728

Total liabilities and shareholders’ equity	$134,151	$136,702

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended October 1, 2006 and October 2, 2005

(In thousands except per share data)

(Unaudited)

	Three Months Ended
	October 1, 2006	October 2, 2005
Revenue
Sales	$49,135	$51,339
Franchising and royalty, net	180	137

Total revenue	49,315	51,476

Costs and expenses
Cost of sales and operating expenses
Product costs	14,287	14,451
Labor costs	16,238	16,763
Other operating expense	8,187	7,667
Occupancy	4,917	5,397
Pre-opening expense	—	9
General and administrative expense	3,515	3,691
Depreciation and amortization	2,604	2,723
Severance	(136)	100
Other (income) expense	19	59

Income (loss) from operations	(316)	616
Interest expense and income, net	267	333
Expenses related to predecessor companies	12	(3)

Income (loss) from continuing operations, before tax	(595)	286
Income tax expense (benefit)	(558)	175

Income (loss) from continuing operations	(37)	111
Loss on discontinued operations, net of tax	5	317

Net loss	$(42)	$(206)

Basic income (loss) per share (Note 9):
Income (loss) from continuing operations	$—	$0.01
Loss from discontinued operations, net of tax	—	(0.03)

Net loss	$—	$(0.02)

Diluted income (loss) per share (Note 9):
Income (loss) from continuing operations	$—	$0.01
Loss from discontinued operations, net of tax	—	(0.03)

Net loss	$—	$(0.02)

Basic weighted average shares outstanding	13,149	13,050
Diluted weighted average shares outstanding	13,149	13,120

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended October 1, 2006

(In thousands except share data)

(Unaudited)

			Additional Paid-in Capital				Total Share- holders’ Equity
	Common Stock			Accum. Deficit	Treasury Stock
	Shares	Amount			Shares	Amount
Balance as of July 2, 2006	13,258,151	$133	$91,264	$(13,966)	91,480	$(703)	$76,728
Net loss	—	—	—	(42)	—	—	(42)
Common shares issued	5,440	—	30	—	—	—	30
Repurchase of common shares (Note 8)					100,000	(603)	(603)
Stock-based compensation	—	—	178	—	—	—	178

Balance as of October 1, 2006	13,263,591	$133	$91,472	$(14,008)	191,480	$(1,306)	$76,291

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended October 1, 2006 and October 2, 2005

In thousands)

(Unaudited)

	Three Months Ended
	October 1, 2006	October 2, 2005
Cash flows from operating activities:
Net loss	$(42)	$(206)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,692	2,841
Amortization of notes payable discount	50	50
Loss on disposal of assets	128	59
Stock-based compensation	178	96
Deferred income tax expense (benefit)	(637)	(236)
Changes in assets and liabilities:
Accounts receivable	(198)	(492)
Inventories	92	160
Prepaid expenses and other current assets	(474)	(437)
Accounts payable	(537)	(1,655)
Accrued expenses	(1,540)	(1,557)
Other assets	98	(52)
Other long-term liabilities	(87)	344
Proceeds from tenant improvement allowances	—	1,570

Net cash provided by (used in) operating activities	(277)	485

Cash flows from investing activities:
Purchase of property and equipment	(867)	(1,281)
Proceeds from disposal of assets	—	1
Proceeds from assets held for sale	10	—

Net cash used in investing activities	(857)	(1,280)

Cash flows from financing activities:
Proceeds from issuance of common stock	30	354
Income tax benefit of stock options exercised	—	35
Repurchase of common stock	(603)	—
Repayment of long-term debt	—	(20)

Net cash provided by (used in) financing activities	(573)	369

Net change in cash and cash equivalents	(1,707)	(426)
Cash and cash equivalents, beginning of period	9,449	2,702

Cash and cash equivalents, end of period	$7,742	$2,276

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$34	$15
Income taxes, net of refunds	105	396

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended October 1, 2006 and October 2, 2005

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At October 1, 2006, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise\license Champps Americana, Champps Restaurant and Champps Restaurant and Bar casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper midwest and mid-atlantic regions.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of October 1, 2006 and the results of operations for the interim periods ended October 1, 2006 and October 2, 2005. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three-month period ended October 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2007 and fiscal 2006 are both comprised of 52 weeks. The three-month periods ended October 1, 2006 and October 2, 2005, each consisted of 13 weeks.

Use of Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company’s consolidated financial statements include, but are not limited to, loss contingencies generally related to litigation and assessments, self-insured risks relating to workers’ compensation, general liability and medical claims, the useful lives and recoverability of our long-lived assets such as property and equipment, goodwill and other intangibles, lease accounting, fair value of stock based compensation including estimating forfeitures, valuation of deferred tax assets and the recording of income tax expense. Actual results could differ from those estimates.

Future Application of Accounting Standards

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our Condensed Consolidated Financial Statements.

2. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	October 1, 2006	July 2, 2006
Prepaid rents, real estate taxes and related costs	$1,593	$1,594
Prepaid insurance	774	312
Prepaid licenses and permits	155	211
Prepaid contracts and other	823	754

	$3,345	$2,871

3. Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	October 1, 2006	July 2, 2006
Land	$2,923	$2,923
Buildings and leasehold improvements	78,725	78,492
Software	1,329	1,327
Equipment	47,708	47,599
Construction in progress	389	377

	131,074	130,718
Accumulated depreciation and amortization	(57,926)	(55,642)

	$73,148	$75,076

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $79,000 and $69,000 which is included in general and administrative expense on the consolidated statements of operations for the three months ended October 1, 2006 and October 2, 2005, respectively.

4. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	October 1, 2006	July 2, 2006
Deferred financing costs	$490	$585
Liquor licenses	717	728
Long-term deposits	109	98
Leasehold rights	570	582
Equity investment in licensee	130	141
Other	16	21

	$2,032	$2,155

The equity investment in licensee reflects the Company’s cash investment and its share of profits and losses through October 1, 2006 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	October 1, 2006	July 2, 2006
Salaries, wages, and related benefits	$1,835	$3,066
Accrued taxes, predominantly sales and property	2,186	2,542
Accrued insurance	1,224	1,159
Accrued severance	—	136
Accrued utilities	428	428
Gift card/certificate liability	1,099	1,184
Lease termination	165	220
Other	1,107	849

	$8,044	$9,584

The decrease in salaries, wages and related taxes was due to timing of the payroll cycle. One week of payroll costs were accrued at October 1, 2006 compared to two weeks of payroll at July 2, 2006.

The components of other long-term liabilities were as follows (in thousands):

	October 1, 2006	July 2, 2006
Tenant improvement allowances	$19,228	$19,814
Deferred rents	10,952	10,688
Accrued insurance	477	884
Partnership buyout	1,099	417
Lease termination	47	87

	$31,803	$31,890

Tenant improvement allowances represent cash received from certain landlords for initial construction costs and are amortized as a reduction of rent expense on a straight-line basis over the lease term as a reduction in rent.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

6. Long Term Debt

On October 5, 2006, the Company executed an amendment to its credit facility and the following discussion reflects the changes in terms as provided within that amendment.

The Company has a $25.0 million senior secured credit facility with LaSalle Bank that expires in September 2010. The facility provides up to $7.0 million for the issuance of letters of credit. The facility provides for a $10.0 million one-time increase in the aggregate commitment amount if requested by the Company between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 1.8 to 3.0 percent. The Company originally paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to $2.0 million per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. As of October 1, 2006 the Company had a senior debt to EBITDA ratio of 0.27 to 1.00. Also, the Company must maintain a margin of at least 0.25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of October 1, 2006, the Company had no outstanding borrowings and had placed letters of credit of $3.5 million under this facility. The available balance for borrowing under this facility at October 1, 2006 was $21.5 million.

7. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,481,000 at October 1, 2006 primarily to guarantee its performance related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

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

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only restaurant group. The name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” and “Litigation.” Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Accrued Insurance Costs

The Company is self-insured for certain losses related to workers’ compensation, general liability and medical claims. The Company has purchased stop-loss coverage in order to limit its exposure to significant levels of such claims. Self-insured reserves are accrued based upon our estimates of the aggregate liability for uninsured claims incurred using certain assumptions that are based upon historical experience. Actual amounts required to settle such obligations may exceed those estimates.

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

As of October 1, 2006, the Company had no contractual construction commitments requiring payments in the next twelve months.

8. Shareholders’ Equity / Share Repurchase / Restricted Stock

In January 2006, the Company’s Board of Directors approved a plan to use up to $5.0 million to repurchase its common stock from time to time over the next two years. Through October 1, 2006, the Company purchased 191,480 shares of common stock for $1,306,000 under this plan, including purchasing 100,000 shares of common stock for $603,000 during the quarter ended October 1, 2006. Purchases under the program may be made in the open market or in private transactions. Future purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans.

On August 16, 2006, the Company received the resignation, effective on that date, of Rich Scanlan, as the Company’s chief operating officer (“COO”) and vice president. Mr. Scanlan remained with the Company in the capacity of director of operations overseeing the Illinois and Minnesota markets. As a part of Mr. Scanlan’s resignation, he agreed to release all right, title and interest to any unvested restricted stock grants previously originally granted to him by the Company as compensation for his duties as the Company’s COO. The return of the unvested restricted stock totaling 102,000 shares by Mr. Scanlan was accounted for as a forfeiture and previously accrued compensation of $85,000 related to this unvested restricted stock was reversed during the quarter ended October 1, 2006. No future compensation expense will be recorded related to these restricted stock awards returned to the Company.

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	October 1, 2006	October 2, 2005
Basic income per share:
Income (loss) from continuing operations	$(37,000)	$111,000
Loss from discontinued operations, net of tax	(5,000)	(317,000)

Net loss	$(42,000)	$(206,000)

Weighted average shares outstanding	13,148,706	13,050,243
Income (loss) from continuing operations per share - basic	$—	$0.01
Loss from discontinued operations per share - basic	—	(0.03)

Net loss per share - basic	$—	$(0.02)

Diluted income per share:
Income before discontinued operations	$(37,000)	$111,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c )	(c )

Net income from continuing operations plus assumed conversions	(37,000)	111,000

Loss from discontinued operations, net of tax	(5,000)	(317,000)

Net loss plus assumed conversions	$(42,000)	$(206,000)

Weighted average shares outstanding	13,148,706	13,050,243
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	—	70,062
Net effect of dilutive warrants based on the treasury stock method using average market price	(b )	(b )
Assumed conversion of 5.5% convertible subordinated notes	(c )	(c )

Total shares outstanding for computation of per share earnings	13,148,706	13,120,305

Income (loss) from continuing operations per share - diluted	$—	$0.01
Loss from discontinued operations per share - diluted	—	(0.03)

Net loss per share - diluted	$—	$(0.02)

(a)	For the three months ended , October 1, 2006 and October 2, 2005, 530,031 and 64,893 of stock options, respectively, were anti-dilutive and, therefore, were not considered in the computation of diluted income per share.
(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was not dilutive.
(c)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was not dilutive.

10. Discontinued Operations, Net of Tax and Assets Held for Sale

In May 2006, the Company closed three restaurants, whose financial results met the definition of a “component of an entity”. Operations and cash flows were clearly distinguished and measured at the restaurant level and, when aggregated, the financial results of the three closed restaurants were determined to be material to our consolidated financial statements. Loss from discontinued operations, net of tax, consisted of the following (in 000’s):

	Three Months Ended
	October 1, 2006	October 2, 2005
Restaurant sales	$—	$1,735
Restaurant costs	9	2,258

Loss from discontinued operations	9	523
Income tax expense (benefit)	(4)	(206)

Loss from discontinued operations, net of tax	$5	$317

As of July 2, 2006, the Company had exited one closed location through lease termination at a cost of $1,312,000. In addition, the Company had purchased a closed location from its landlord for $3,161,000 and is in the process of selling the location (Note 11). A disposal loss of $499,000 was recorded to write-down the value of this property to its fair value. The property value was classified under the category “Assets held for sale” in the Consolidated Balance Sheets.

The other closed location is expected to be disposed of through sublease or lease termination and a $307,000 lease termination liability was originally recorded representing the present value of the future minimum lease obligations offset by the estimated sublease rental which could be reasonably obtained for the property. The following table displays the activity and balances relating to this lease termination liability (in 000’s):

Lease Termination Liability
Balance at July 2, 2006	$307
Expense recognition	—
Payments	(96)

Balance at October 1, 2006	$211

11. Income Tax Expense

The following schedule reflects the Company’s income tax expense (benefit) (in 000’s) and effective tax rates:

	Three Months Ended
	October 1, 2006	Effective Tax Rate	October 2, 2005	Effective Tax Rate
Income tax (benefit) from continuing operations	$(558)	93.8%	$175	61.2%
Tax (benefit) on loss from discontinued operations	(4)	-44.4%	(206)	-39.4%

Total tax expense (benefit)	$(562)	93.0%	$(31)	13.1%

The Company’s income tax provision is influenced significantly by benefits for FICA tip credits. Typically, an enterprise’s effective tax rate for interim periods is based on a reliable estimate of the effective tax rate for the full fiscal year. The rate used for the three months ended October 2, 2005 was based on this approach. However, partly due to a negative estimated annual tax rate currently expected for fiscal 2007 and other variances in operating results in recent years, the Company believes that the use of a quarter-to-date provision is appropriate for the October 1, 2006 interim tax provision as permitted under FIN 18. The use of such a method resulted in a tax benefit that differed from the statutory rate as follows (in 000’s):

Three Months Ended October 1, 2006
Income tax benefit computed at statutory federal income tax rates	$(208)
FICA tip tax credit	(385)
Non-deductible costs	13
State income tax provision, net of federal benefit	40
Other, net	(18)

Income tax expense (benefit)	$(558)

12. Subsequent Events

On November 1, 2006, the Company sold a closed restaurant location previously classified as assets held for sale on its consolidated balance sheet for net cash proceeds of approximately $2.6 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference into the Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

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

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended July 2, 2006 and under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking events we discuss in this Quarterly Report on Form 10-Q might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

Overview

We are a restaurant company competing in the upscale casual dining market. As of October 1, 2006, we owned and operated 50 restaurants and franchised/licensed 13 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. The first Champps opened in 1984. We operate and franchise / license restaurants in 23 states with larger concentrations of restaurants in the upper midwest and mid-atlantic regions. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

We opened one Company-owned restaurant in fiscal 2006. Also, a licensee/joint venture restaurant of which we own an eight percent equity interest opened in the Dallas/Fort Worth airport in October 2005. We do not expect to open any new stores in fiscal 2007. Our growth in fiscal 2006 and thus far in fiscal 2007 has been purposely modest as we concentrated on certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria. We expect to resume modest growth in fiscal 2008.

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

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a $25.0 million revolving bank credit facility which was amended and extended in October 2006. As of October 1, 2006, we did not have any outstanding borrowings under the bank credit facility.

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

Our comparable sales trends have been negative for nine consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as other external factors, (such as the NHL hockey strike for the entire 2004/2005 NHL season) and macroeconomic factors affecting consumer spending.

Our average weekly sales per restaurant have also been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size. However, the average sales per square foot for our newer stores have been substantially lower than those of our more established locations. We believe this is due largely to certain underperforming sites selected over the past years. We are in the process of implementing a new site selection process which will incorporate an improved analytical evaluation, which we believe will lead to more positive restaurant results.

From a store operating margin perspective, we believe we have generally been successful in controlling our product costs and labor costs over the past several years, however, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin. In particular, over the last 15 months, we have experienced significantly higher utility costs.

Minimum wage increases have occurred in both the current and the last fiscal year in a number of states where we operate. Most of our kitchen staff are paid in excess of minimum wage levels and are typically not affected by the increases, however, our servers and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of any state mandated tipped minimum wage increases.

Over the last 15 months, we have been working on certain key strategic initiatives. We believe we have made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that beginning in the second half of our fiscal 2006 our efforts have been hampered by macroeconomic factors which,were generally believed to negatively impact sales of many companies in the full-service casual restaurant industry. These macroeconomic factors include higher gas prices, higher health care costs, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals will ultimately be achieved through these initiatives.

•	Menu Changes: Our main goal has been to renew the focus of the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our menu items and ultimately, greater guest satisfaction. Improving our consistency in food execution will be a key focus to improve guest satisfaction over fiscal 2007.

Also, we revamped our menu specials program in fiscal 2006. Our specials have been developed with the assistance of outside culinary experts and are now featured more prominently within our menu utilizing a full color layout. The specials are also being rotated less frequently than in past years to build consumer trial and improve operational execution. We have seen an increase in our menu mix associated with specials as a result of these efforts.

Because of our confidence in our product offerings we increased our menu prices by approximately 1.6% in September 2006, and will consider additional increases throughout fiscal 2007.

•	Validation and Training Programs: This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers.

Last year, we recertified and validated all of our restaurant managers and we also targeted certain training toward our hourly employees. Heightened and enhanced training will be a key focus for us in fiscal 2007. We are revamping a number of our training programs including use of new training tools and techniques and also provide leadership development programs for select individuals. We recently completed a “visioneering” process to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program is being rolled-out system-wide in fiscal 2007 as a key focus in our 2007 training program.

•	Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. In fiscal 2006, we reversed this trend and approximately 28.9% of our restaurant food and beverage sales was attributable to the sale of alcoholic beverages, which is one of the highest alcohol sales percentages in the upscale casual dining market. Our goal has been to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Prior actions to accomplish this have included implementing a training program aimed at improving customer service levels, updating or replacing draft beer systems, and adding beer mug chillers in all of our restaurants. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices were adjusted based on competitive considerations and we modified happy hour programs in a number of stores to enhance the guest experience.

•	Revised General Manager Bonus Plan: In 2006, we implemented a more aggressive and performance based bonus plan for our managers focused on monthly unit level cash flow. We believe this plan provides our restaurant managers with greater performance based compensation and an increased sense of accountability and ownership in each restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operation may purchase an enhanced cash flow interest in the restaurants they operate and oversee. As of October 31, 2006, 16 of our general managers and three of our directors of operations had executed such agreements. We expect to continue to offer this opportunity to a number of other general and district managers over the balance of fiscal 2007.

•	Real Estate Strategy: While we do not expect to open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, a multi-factor, risk-analysis regression software model has been developed with an outside consultant aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and have identified two additional restaurants for possible closure in the next fiscal year. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if any further closures are warranted.

•	Franchise Network Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives as important precursors to our franchising efforts. We expect to start pursuing a cohesive franchising program in fiscal 2007.

Our financial results for first quarter of fiscal 2007 ended October 1, 2006 included:

•	Consolidated revenues decreased by 4.3% to $49.3 million reflective of the decreased comparable store sales of 3.9%.

•	A loss from continuing operations before income taxes of $37,000 was recorded in first quarter of fiscal 2007 compared to income from continuing operations of $0.3 million in the same quarter of the prior fiscal year.

•	A loss from discontinued operations, net of tax, of $0.3 million was recorded in the first quarter of fiscal 2006. The loss from discontinued operations, net of tax, relates to the operations of three locations which were closed in May 2006.

•	A net loss of $42,000, or $0.00 diluted loss per share, was reported in the first quarter of fiscal 2007 compared to a net loss of $0.2 million, or $0.02 diluted loss per share, in the first quarter of fiscal 2006.

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of October 1, 2006, 49 restaurants of our total 50 restaurants in operation were included in our comparable sales calculation.

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

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30. The first quarters of fiscal 2007 and fiscal 2006 each consisted of 13 weeks.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000’s).

	Three Months Ended
	October 1, 2006		October 2, 2005
Revenue:
Sales	$49,135	99.6%	$51,339	99.7%
Franchising and royalty, net	180	0.4	137	0.3

Total revenue	49,315	100.0%	51,476	100.0%

Cost of sales and operating expenses (as a percentage of sales)
Product costs	14,287	29.1%	14,451	28.1%
Labor costs	16,238	33.0	16,763	32.7
Other operating expenses	8,187	16.7	7,667	15.0
Occupancy	4,917	10.0	5,397	10.5
Pre-opening expenses	—	—	9	—

Total cost of sales and operating expenses (as a percentage of total revenue)	43,629	88.8	44,287	86.3
General and administrative expenses	3,515	7.1	3,691	7.2
Depreciation and amortization	2,604	5.3	2,723	5.3
Severance	(136)	(0.3)	100	0.2
Other (income) expense, net	19	—	59	0.1

Income (loss) from operations	(316)	(0.6)	616	1.2

Other expense:
Interest expense and income, net	267	0.5	333	0.6
Expenses related to predecessor companies	12	—	(3)	—

Income (loss) from continuing operations, before tax	(595)	(1.1)	286	0.6
Income tax expense (benefit)	(558)	(1.0)	175	0.4

Income (loss) from continuing operations	(37)	(0.1)	111	0.2
Loss on discontinued operations, net of tax	5	—	317	0.6

Net loss	$(42)	(0.1)%	$(206)	(0.4)%

Restaurant operating weeks (a)	650		650
Restaurant sales per operating week	$75.6		$79.0
Number of restaurants (end of period)
Company-owned (a)	50		50
Franchised	13		12

Total restaurants	63		62

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

First Quarter (13 Weeks) of Fiscal 2007 Ended October 1, 2006 Compared to the First Quarter (13 Weeks) of Fiscal 2006 Ended October 2, 2005

Total revenue. Total revenue decreased $2.2 million, or 4.3%, to $49.3 million in the first quarter of fiscal 2007 from $51.5 million for the comparable quarter in the prior fiscal year. The decrease was due to a comparable same store sales decrease of 3.9% for the first quarter of fiscal 2007 compared to our first quarter of last year. Comparable same store food sales decreased 4.6% while comparable same store alcohol sales decreased 2.0%. Restaurant sales per operating week for all restaurants decreased $3,391, or 4.3%, to $75,592 in the first quarter of fiscal 2007 from $78,983 for the comparable quarter in the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.79 for the first quarter of fiscal 2007 compared to $13.50 for the first quarter of fiscal 2006, a 2.1% increase. During the first quarter of fiscal 2007, food sales and alcoholic beverage sales represented 71.8% and 28.2% of our total food and beverage sales, respectively. During the first quarter of fiscal 2006, food and alcoholic beverage sales represented 72.3% and 27.7% of our total food and beverage sales, respectively.

We believe that our sales were negatively impacted in the first quarter of fiscal 2007 by lower consumer discretionary spending due to higher fuel and utility costs, fewer mortgage refinancing opportunities and rising health care costs.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.2 million, or 1.4%, to $14.3 million in the first quarter of fiscal 2007 from $14.5 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 29.1% for fiscal 2007 and 28.1% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted from higher produce and seafood costs.

Labor costs. Labor costs decreased by $0.6 million, or 3.6%, to $16.2 million in the first quarter of fiscal 2007 from $16.8 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 33.0% in the first quarter of fiscal 2007 from 32.7 % in the comparable prior year period due primarily to higher kitchen and management labor cost due to the impact of the lower average sales per restaurant. These increases were partially offset by lower workers compensation and medical insurance costs.

Other operating expense. Other operating expense increased $0.5 million, or 6.5%, to $8.2 million in the first quarter of fiscal 2007 from $7.7 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 16.7% in the first quarter of fiscal 2007 from 15.0% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher marketing and utility costs. In the first quarter of fiscal 2007, $0.3 million was spent on testing of radio advertising in two markets.

Occupancy. Occupancy expense decreased $0.5 million, or 9.3%, to $4.9 million in the first quarter of fiscal 2007 from $5.4 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 10.0% in the first quarter of fiscal 2007 from 10.5% in the comparable prior year period. Occupancy expense decreased as a percent of sales due primarily to reduced general and property insurance costs.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased $0.7 million, or 1.6%, to $43.6 million in the first quarter of fiscal 2007 from $44.3 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased $0.2 million, or 5.4%, to $3.5 million in the first quarter of fiscal 2007 from $3.7 million in the comparable prior year period. General and administrative expenses decreased as a result of reduced support staff levels and compensation expense for stock-based compensation partially offset by higher legal costs related to two litigation matters and higher tax costs. General and administrative expenses as a percentage of total revenue decreased to 7.1% for the first quarter of fiscal 2007 from 7.2% in the first quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 3.7%, to $2.6 million for the first quarter of fiscal 2007 from $2.7 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $2.4 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.1 million of depreciation and amortization expense would have been recorded in the first quarter of fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.3% in both the first quarter of fiscal 2007 and fiscal 2006.

Severance. A severance expense / credit of negative $0.1 million was recorded in the first quarter of fiscal 2007 compared to $0.1 million in the first quarter of fiscal 2006. The $0.1 million credit related to reversal of previously accrued severance expense that will not be paid. The fiscal 2006 first quarter severance expense related to payments to six employees whose services with the Company were terminated.

Income (loss) from continuing operation, before income taxes. Income (loss) before income taxes decreased $0.9 million to a loss of $0.6 million in the first quarter of fiscal 2007 compared to income of $0.3 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense/(benefit). For the first quarter of fiscal 2007, we recorded an income tax benefit of $0.6 million compared to an income tax expense of $0.2 million in the comparable prior year quarter. The effective tax rate for our first quarter this year was 93.8% versus 61.2% for the comparable period last year, each reflective of benefits for FICA tax credits. The rate used for the three months ended October 2, 2005 was based on a reliable estimate of the effective tax rate expected for the full fiscal year. The rate used for the three months ended October 1, 2006 was based on a quarter-to-date provision partly due to a negative estimated annual tax rate expected for fiscal 2007 and other operating income variations in recent years.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax was $0.3 million in the first quarter of fiscal 2006. This net loss relates to an operating loss of $0.5 million for three stores closed in May 2006, net of tax benefit of $0.2 million.

Liquidity and Capital Resources

As of October 1, 2006, our cash balance was $7.7 million, which reflects a $1.7 million decrease during the fiscal year. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

In the first quarter of fiscal year 2007, we used cash flow from operating activities of $0.3 million and in the first quarter of fiscal year 2006, we generated cash flow from operating activities of $0.5 million. The decrease in cash flow from operations from the first quarter of 2007 compared to same period in 2006 was primarily due to reduced profitability and $1.6 million of proceeds from tenant improvement allowances received in the first quarter of fiscal 2006 partially offset by increased cash from working capital changes. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At October 1, 2006, we had $39.5 million of such carryforwards and $10.8 million of credits available through 2027 to offset federal taxes. We expect to fully utilize these carryforwards and credits in the next seven to ten years.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we significantly reduced our new location growth in fiscal 2006 and fiscal 2007. We opened only one new restaurant in fiscal 2006, the capital expenditures of which were mostly incurred in the prior year and we do not expect to open any new restaurants in fiscal 2007. We expect to resume modest growth in fiscal 2008. The following table, in thousands, details our capital expenditures.

	Three Months Ended
	October 1, 2006	October 2, 2005
New store construction	$15	$377
Existing store remodel and refurbishment	826	855
Corporate related capital expenditures	26	49

Purchase of property and equipment	$867	$1,281

We expect to spend from $4.0 million to $6.0 million for capital expenditures for fiscal 2007. These expenditures will primarily be for upgrades to existing restaurants but are expected to include expenditures for new restaurants expected to open in fiscal 2008. We review our capital expenditures budget frequently and amounts are subject to change.

We had an agreement with AEI Fund Management, Inc. for development and sale/leaseback financing up to $50.0 million. At October 1, 2006, we had not completed any restaurants under this commitment and had none under development. The agreement expired in October 2006.

We have a $25.0 million senior secured credit facility, which expires in September 2010. We initially used a portion of the facility to refinance certain of our existing debt, and the facility may also be used to support opening new restaurants and general working capital needs and provide up to $7.0 million for the issuance of letters of credit. The facility provides for a $10.0 million one-time increase in the aggregate commitment amount if requested by us between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all of our personal assets and real property. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and can range from the prime rate to prime plus 0.5 percent or, if elected by us, LIBOR plus 1.8 to 3.0 percent. Total funded debt is defined as all indebtedness of the consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We originally paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The credit facility limits the opening of new company-owned restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by us to $2.0 million per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. Also, we must maintain a margin of at least .25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of October 1, 2006, we had no outstanding borrowings under this facility and had placed letters of credit of $3.5 million under the facility with $21.5 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the agreement as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year

Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of October 1, 2006, we were in compliance with all debt covenants and financial ratios contained in the credit facility.

In addition, we have $15.0 million of principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted, we expect to either pay the debt off with available cash, proceeds from credit facility borrowings, refinanced term debt, or a combination of these sources. If we seek additional financing there are no assurances that we will be able to obtain new financing at that time, and the terms of any new debt may not be as favorable as our existing financing arrangements.

In January 2006, our Board of Directors approved and announced a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through October 1, 2006, we purchased 191,480 shares of common stock for $1.3 million under this plan, including purchasing 100,000 shares for $0.6 million in the quarter ended October 1, 2006. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and are currently evaluating whether to close up to two additional restaurants in connection with lease renegotiations with certain landlords. We exited one location in June 2006 through lease termination at a cost of $1.3 million. We purchased one closed location from the owner for $3.2 million and we sold the property for $2.6 million in November 2006. The other closed location is expected to be disposed of through a sublease or lease termination as we currently still are paying rent for that space. Ultimately, we believe that the net cash cost will be between $3 to $4 million to exit these three locations. We can not make any assurances that we will either close or keep open the two remaining restaurants currently being evaluated.

During the first quarter of fiscal 2007 and all of fiscal 2006, we did not incur any significant costs related to predecessor company matters. During fiscal 2005 and fiscal 2004, we expended approximately $2.2 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in the future will not be significant. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility (under which we have $21.5 million available at October 1, 2006) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any additional potential restaurant closure costs at least through the end of calendar year 2007. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Part II, Item 1A. Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate or grow our business.

Contractual obligations and commitments

Payments, including interest, due by period as of October 1, 2006 (in 000’s)

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$187,793	$15,681	$32,005	$30,402	$109,705
Long-term debt	15,995	823	15,172	—	—
Letters of credit	3,481	3,481	—	—	—
Royalties	20,061	308	761	823	18,169

	$227,330	$20,293	$47,938	$31,225	$127,874

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

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. As of October 1, 2006, we did not have any such commitments which were not reflected as assets or liabilities in our consolidated financial statements.

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity as long as we are using the names, under “royalties” in the schedule above we have presented only 30 years of our obligation.

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

Items significantly impacted by estimates and judgments include, but are not limited to, loss contingencies generally related to litigation and assessments, self-insured risks relating to workers’ compensationm, general liability and medical claims, the useful lives and recoverability of our long-lived assets such as property and equipment, goodwill and other intangibles, lease accounting, fair value of stock based compensation including estimating forfeitures, valuation of deferred tax assets and the recording of income tax expense.

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

We are self-insured for a significant portion of our employee health benefits, workers’ compensation and general liability programs. However, we maintain stop-loss coverage with third party insurers to limit our individual claim and total exposure under those programs. We estimate our accrued liability for the ultimate costs to close known claims, including claims incurred but not yet reported to us as of the balance sheet date. Our recorded estimated liability for self-insurance is based on the insurance companies incurred loss estimates and management’s judgment, including assumptions and factors related to the frequency and severity of claims, our claims development history and our claims settlement practices.

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

Useful lives of property and equipment

Land, buildings, leasehold improvements and equipment are recorded at cost less accumulated depreciation. These assets are depreciated using the straight-line method over the shorter of the estimated useful lives of the assets or reasonably assured lease term for leasehold improvements. These estimates may produce materially different amounts of reported depreciation and amortization expense if different assumptions were used. As discussed further below, these judgments may also impact our need to recognize an impairment charge on the carrying amount of these assets as the cash flows associated with the assets are realized. The annualized effect of a one year increase in the estimated useful lives of our property and equipment would decrease our depreciation expense by approximately $0.9 million. The effect of a one year decrease in the estimated useful lives would increase our depreciation expense by approximately $1.1 million.

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

During the third quarters of fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants, respectively, part of which was classified as discontinued operations. Additionally, we have three additional restaurants open for at least six quarters which had positive or approximately break-even cash flow over the last twelve months, but the level of such cash flows were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of October 1, 2006, the long-lived asset value of these three restaurants was $4.4 million. We have not recorded an impairment charge at this time for these restaurants because management believes certain plans can be implemented to improve the future prospects of those restaurants.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of October 1, 2006, we had net deferred tax assets of $33.4 million. We currently believe that it is more likely than not that we will be able to realize these net deferred tax assets. However, negative evidence such as cumulative net losses over a period of time or continued reductions in the level of operating results may cause us to conclude that it is not likely that we are going to be able to realize all or a portion of our net deferred tax assets and we would record a valuation allowance accordingly. As of October 1, 2006, we had federal net operating loss carryforwards of approximately $39.5 million, expiring at various dates through 2025 and FICA tip credit carryforwards of approximately $10.8 million, expiring at various dates through 2027.

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

New Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in fiscal 2007 and the adoption did not have a material impact on its financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

We have been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds is not subject to fluctuating value because of their highly liquid short-term nature. As of October 1, 2006, we had $9.0 million of such funds invested in short-term maturing investments.

Many of the ingredients purchased for use in the food and beverages sold to our guests are subject to unpredictable price volatility outside of our control. We try to manage this risk by entering into selective short-term pricing agreements for the products we use extensively. Also, we believe that our commodity cost risk is diversified as many of our food products are available from several sources and we have the ability to modify product recipes or vary our menu items offered. Historically, we have also been able to increase certain menu prices in response to food commodity price increases and believe the opportunity may exist in the future. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase prices charged to our guests by an average of approximately 2.9%. We have not used financial instruments to hedge our commodity product prices.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of October 1, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2006.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended October 1, 2006, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

See “Note 7. Commitments and Contingencies–Litigation” in “Notes to Unaudited Consolidated Financial Statements.”

ITEM 1A. Risk Factors

Information regarding risk factors appears in “Item 2. MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in “Item 2. MD&A” of this Report on Form 10-Q. In addition, risk factors are included in Part I-Item 1 of our Report on Form 10-K for the fiscal year ended July 2, 2006. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K except as reflected in “Item 2. MD&A” in this Report on Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Shares

The table below provides information concerning our repurchase of shares of our common stock during the quarter ended October 1, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 3, 2006 through July 31, 2006	—	$—	—	$4,297,336
August 1, 2006 through August 31, 2006	—	—	—	4,297,336
September 1, 2006 through October 1, 2006	100,000	6.04	100,000	3,693,836
Total	100,000	$6.04	100,000	$3,693,836

In January 2006, our Board of Directors approved a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. As of October 1, 2006, under this authorization we have repurchased 191,480 shares of our common stock for approximately $1.3 million.

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

CHAMPPS ENTERTAINMENT, INC. (Registrant)

November 8, 2006	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

November 8, 2006	By:	/s/ David D. Womack
David D. Womack
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)