Form 10-Q
period 2006-12-31
CHAMPPS ENTERTAINMENT INC
filed 2007-02-08
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Number of shares of Common Stock, $.01 par value, outstanding at February 2, 2007: 13,083,229.

CHAMPPS ENTERTAINMENT INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and July 2, 2006

(In thousands except share data)

(Unaudited)

	December 31, 2006	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,478	$9,449
Accounts receivable, net	2,700	2,208
Inventories	4,519	4,461
Prepaid expenses and other current assets (Note 2)	2,993	2,871
Assets held for sale (Note 10)	—	2,670
Deferred tax assets	2,561	3,210

Total current assets	29,251	24,869

Property and equipment, net (Note 3)	71,072	75,076
Goodwill	5,069	5,069
Deferred tax assets	23,612	29,533
Other assets, net (Note 4)	1,917	2,155

Total assets	$130,921	$136,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,301	$3,793
Accrued expenses (Note 5)	10,459	9,584
Current portion of long-term debt (Note 6)	14,807	—

Total current liabilities	28,567	13,377
Long-term debt, net of current portion (Note 6)	—	14,707
Other long-term liabilities (Note 5)	32,274	31,890

Total liabilities	60,841	59,974

Shareholders' equity (Note 8):
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,269,474 and 13,258,151 shares issued at December 31, 2006 and July 2, 2006, respectively)	133	133
Additional paid-in capital	91,774	91,264
Accumulated deficit	(20,521)	(13,966)
Treasury stock, at cost (191,480 and 91,480 shares at December 31, 2006 and July 2, 2006, respectively)	(1,306)	(703)

Total shareholders' equity	70,080	76,728

Total liabilities and shareholders' equity	$130,921	$136,702

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Six Months Ended December 31, 2006 and January 1, 2006

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Revenue
Sales	$53,428	$55,619	$102,563	$106,958
Franchising and royalty, net	172	157	352	294

Total revenue	53,600	55,776	102,915	107,252

Costs and expenses
Cost of sales and operating expenses
Product costs	15,124	15,528	29,411	29,979
Labor costs	16,923	16,928	33,161	33,691
Other operating expense	8,172	8,460	16,359	16,127
Occupancy	4,989	5,187	9,906	10,584
Pre-opening expense	—	70	—	79
General and administrative expense	3,227	3,138	6,742	6,829
Depreciation and amortization	2,606	2,816	5,210	5,539
Severance	—	5	(136)	105
Asset impairment charges and restaurant closings/disposals	530	—	530	—
Other expense	93	96	112	155

Income from operations	1,936	3,548	1,620	4,164
Interest expense, net	212	343	479	676
Expense (income) related to predecessor companies	—	—	12	(3)

Income from continuing operations, before tax	1,724	3,205	1,129	3,491
Income tax expense	7,835	553	7,277	728

Income (loss) from continuing operations	(6,111)	2,652	(6,148)	2,763
Loss on discontinued operations, net of tax	402	81	407	398

Net income (loss)	$(6,513)	$2,571	$(6,555)	$2,365

Basic income (loss) per share (Note 9):
Income (loss) from continuing operations	$(0.47)	$0.20	$(0.47)	$0.21
Loss from discontinued operations, net of tax	(0.03)	—	(0.03)	(0.03)

Net income (loss)	$(0.50)	$0.20	$(0.50)	$0.18

Diluted income (loss) per share (Note 9):
Income (loss) from continuing operations	$(0.47)	$0.20	$(0.47)	$0.21
Loss from discontinued operations, net of tax	(0.03)	(0.01)	(0.03)	(0.03)

Net income (loss)	$(0.50)	$0.19	$(0.50)	$0.18

Basic weighted average shares outstanding	13,078	13,161	13,113	13,105

Diluted weighted average shares outstanding	13,078	14,590	13,113	13,152

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended December 31, 2006

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accum.	Treasury Stock		Total Share- holders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
Balance as of July 2, 2006	13,258,151	$133	$91,264	$(13,966)	91,480	$(703)	$76,728
Net loss	—	—	—	(6,555)	—	—	(6,555)
Common shares issued	11,323	—	61	—	—	—	61
Repurchase of common shares (Note 8)					100,000	(603)	(603)
Stock-based compensation	—	—	449	—	—	—	449

Balance as of December 31, 2006	13,269,474	$133	$91,774	$(20,521)	191,480	$(1,306)	$70,080

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31, 2006 and January 1, 2006

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net income (loss)	$(6,555)	$2,365
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,385	5,799
Amortization of notes payable discount	100	101
Asset impairment charges	530	—
Loss on disposal of assets	326	123
Stock-based compensation	449	250
Deferred income tax expense (benefit)	6,570	(126)
Changes in assets and liabilities:
Accounts receivable	(492)	(384)
Inventories	(58)	(217)
Prepaid expenses and other current assets	(122)	(262)
Accounts payable	(492)	(1,779)
Accrued expenses	875	1,252
Other assets	192	66
Other long-term liabilities	384	(102)
Proceeds from tenant improvement allowances	—	1,969

Net cash provided by operating activities	7,092	9,055

Cash flows from investing activities:
Purchase of property and equipment	(2,144)	(2,365)
Proceeds from disposal of assets	—	5
Proceeds from assets held for sale	2,623	—

Net cash provided by (used in) investing activities	479	(2,360)

Cash flows from financing activities:
Proceeds from issuance of common stock	61	740
Income tax benefit of stock options exercised	—	86
Repurchase of common stock	(603)	—
Repayment of long-term debt	—	(41)

Net cash provided by (used in) financing activities	(542)	785

Net change in cash and cash equivalents	7,029	7,480
Cash and cash equivalents, beginning of period	9,449	2,702

Cash and cash equivalents, end of period	$16,478	$10,182

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$504	$476
Income taxes, net of refunds	120	689

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended December 31, 2006 and January 1, 2006

(Unaudited)

1. Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At December 31, 2006, the Company operated one business segment. The Company's principal business activity is to own, operate and franchise/license Champps Americana, Champps Restaurant and Champps Restaurant and Bar casual dining restaurants that serve customers in upscale restaurant settings in 23 states throughout the United States with larger concentrations of restaurants in the upper midwest and mid-atlantic regions.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of December 31, 2006 and the results of operations for the interim periods ended December 31, 2006 and January 1, 2006. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2007 and fiscal 2006 are both comprised of 52 weeks. The three month periods ended December 31, 2006 and January 1, 2006, each consisted of 13 weeks and the six month periods ended December 31, 2006 and January 1, 2006, each consisted of 26 weeks.

Use of Estimates

In the process of preparing its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, the Company estimates the carrying value of certain assets and liabilities that are subjective in nature. The primary estimates included in the Company's consolidated financial statements include, but are not limited to, loss contingencies generally related to litigation and assessments, self-insured risks relating to workers’ compensation, general liability and medical claims, the useful lives and recoverability of our long-lived assets such as property and equipment, goodwill and other intangibles, lease accounting, fair value of stock based compensation including estimating forfeitures, valuation of deferred tax assets and the recording of income tax expense. Actual results could differ from those estimates.

Future Application of Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority, while earlier authoritative literature provided no specific guidance. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. While we are still considering the implications of the pronouncement, the Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

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

2. Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	December 31, 2006	July 2, 2006
Prepaid rents, real estate taxes and related costs	$1,584	$1,594
Prepaid insurance	645	312
Prepaid licenses and permits	119	211
Prepaid contracts and other	645	754

	$2,993	$2,871

3. Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	December 31, 2006	July 2, 2006
Land	$2,923	$2,923
Buildings and leasehold improvements	78,589	78,492
Software	1,336	1,327
Equipment	48,203	47,599
Construction in progress	371	377

	131,422	130,718
Accumulated depreciation and amortization	(60,350)	(55,642)

	$71,072	$75,076

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $163,000 and $140,000 which is included in general and administrative expense on the consolidated statements of operations for the six months ended December 31, 2006 and January 1, 2006, respectively.

During the three months ended December 31, 2006, the Company recorded $530,000 for asset impairment charges and restaurant closings / disposals for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued.

4. Other Assets, Net

The components of other assets, net were as follows (in thousands):

	December 31, 2006	July 2, 2006
Deferred financing costs	$395	$585
Liquor licenses	706	728
Long-term deposits	115	98
Leasehold rights	562	582
Equity investment in licensee	126	141
Other	13	21

	$1,917	$2,155

The equity investment in licensee reflects the Company’s cash investment and its share of losses through December 31, 2006 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5. Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	December 31, 2006	July 2, 2006
Salaries, wages, and related benefits	$3,149	$3,066
Accrued taxes, predominantly sales and property	2,558	2,542
Accrued insurance	1,469	1,159
Accrued severance	—	136
Accrued utilities	428	428
Gift card/certificate liability	1,873	1,184
Lease termination	165	220
Other	817	849

	$10,459	$9,584

The components of other long-term liabilities were as follows (in thousands):

	December 31, 2006	July 2, 2006
Tenant improvement allowances	$18,642	$19,814
Deferred rents	11,190	10,688
Accrued insurance	733	884
Partnership buyout	1,273	417
Lease termination	436	87

	$32,274	$31,890

Tenant improvement allowances represent cash received from certain landlords for initial construction costs and are amortized as a reduction of rent expense on a straight-line basis over the lease term.

Deferred rents represent the cumulative difference between actual rent paid and rent expensed on a straight-line basis.

The increase in the partnership buyout was due primarily to cash flow bonus interest purchases by the new partners to the employee partner cash flow bonus program.

6. Long Term Debt

The Company has a $25,000,000 senior secured credit facility with LaSalle Bank that expires in September 2010. The facility provides up to $7,000,000 for the issuance of letters of credit. The facility provides for a $10,000,000 one-time increase in the aggregate commitment amount if requested by the Company between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 1.8 to 3.0 percent. The Company originally paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. The facility limits the opening of new restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to $2,000,000 per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. As of December 31, 2006 the Company had a senior debt to EBITDA ratio of 0.31 to 1.00. Also, the Company must maintain a margin of at least 0.25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of December 31, 2006, the Company had no outstanding borrowings and had placed letters of credit of $3,481,000 under this facility. The available balance for borrowing under this facility at December 31, 2006 was $21,519,000.

The Company has $15,000,000 of principal amount outstanding 5.5% convertible notes which are classified as “Current portion of long-term debt” on the Company’s consolidated balance sheet as of December 31, 2006 as the convertible notes mature in December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock at a conversion price of $10.66 per share, subject to adjustment upon certain events. We may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted, or repaid as part of a sale transaction (see Note 12), the Company expects to either pay the debt off with available cash, proceeds from credit facility borrowings, refinanced term debt, or a combination of these sources.

7. Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,481,000 at December 31, 2006 primarily to guarantee its performance related to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only owned and operating restaurant group. Through a merger, the name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” and “Litigation.” Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, at this time, based upon the circumstances known to us at this time, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

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

The matter involving National Union is currently pending arbitration in New York. The National Union matter described above is in its preliminary phase and the Company will pursue release from further liability vigorously. The matter against AIG has been stayed by the Trial Court in the Commonwealth of Massachusetts pending the outcome of the arbitration proceedings. The Company has not yet conducted discovery on AIG’s liability assertions and to date neither AIG or National Union have made demands for any dollar amount in any of the pleadings. Thus, the Company is unable at this time to predict an outcome or estimate reasonably a range of loss that it would incur if AIG was to prevail in this matter.

The Company may also be required to assume other liabilities of DAKA in connection with the spin-off and may be required to indemnify Fuddrucker’s in connection with future breaches of our representations and warranties that survived the closing of DAKA’s sale of its Fuddruckers restaurant chain. These indemnifications are discussed further in this Note under the heading “Indemnifications and Representations Related to Predecessor Companies” and “Fuddruckers Representations and Indemnity”. Based upon the circumstances known to the Company at this time, and the length of time that has elapsed since the spin-off of DAKA and the sale of Fuddruckers, the Company believes any additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Tax Contingencies

From time-to-time, the Company and its predecessors have been party to various assessments of taxes, penalties and interest from federal, state and local agencies. Tax reserves are accrued based upon our estimates of the ultimate settlement of the contingencies. Actual amounts required to settle those obligations may exceed the Company’s estimates.

Construction Commitments

As of December 31, 2006, the Company had no contractual construction commitments requiring payments in the next twelve months.

8. Shareholders’ Equity / Share Repurchase / Restricted Stock

In January 2006, the Company’s Board of Directors approved a plan to expend up to $5,000,000 to repurchase its common stock from time to time over the next two years. Through December 31, 2006, the Company purchased 191,480 shares of common stock for $1,306,000 under this plan. No purchases occurred in the quarter ended December 31, 2006. Purchases under the program may be made in the open market or in private transactions. Future purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans. Also, see Note 12, Subsequent Events, for a description of the Company’s entering into a letter of intent for the sale of the Company’s assets.

On August 16, 2006, the Company received the resignation, effective on that date, of Rich Scanlan, as the Company’s chief operating officer (“COO”) and vice president. Mr. Scanlan agreed to remain an employee of the Company in the capacity of director of operations overseeing the Illinois and Minnesota markets. As a part of Mr. Scanlan’s resignation, he agreed to release all right, title and interest to any unvested restricted stock grants previously granted to him by the Company in connection with his former position as the Company’s COO. The return of the unvested restricted stock totaling 102,000 shares by Mr. Scanlan was accounted for as a forfeiture and previously accrued compensation of $85,000 related to this unvested restricted stock was reversed during the quarter ended October 1, 2006. No future compensation expense will be recorded related to these restricted stock awards.

9. Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Basic income (loss) per share:
Income (loss) from continuing operations	$(6,111,000)	$2,652,000	$(6,148,000)	$2,763,000
Loss from discontinued operations, net of tax	(402,000)	(81,000)	(407,000)	(398,000)

Net income (loss)	$(6,513,000)	$2,571,000	$(6,555,000)	$2,365,000

Weighted average shares outstanding	13,077,735	13,160,692	13,113,221	13,105,468

Income (loss) from continuing operations per share - basic	$(0.47)	$0.20	$(0.47)	$0.21
Loss from discontinued operations per share - basic	(0.03)	—	(0.03)	(0.03)

Net income (loss) per share - basic	$(0.50)	$0.20	$(0.50)	$0.18

Diluted income (loss) per share:
Income (loss) from continuing operations	$(6,111,000)	$2,652,000	$(6,148,000)	$2,763,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(a )	198,000	(a )	(a )

Income (loss) from continuing operations plus assumed conversions	(6,111,000)	2,850,000	(6,148,000)	2,763,000

Loss from discontinued operations, net of tax	(402,000)	(81,000)	(407,000)	(398,000)

Net income (loss) plus assumed conversions	$(6,513,000)	$2,769,000	$(6,555,000)	$2,365,000

Weighted average shares outstanding	13,077,735	13,160,692	13,113,221	13,105,468
Net effect of dilutive stock options based on the treasury stock method using average market price (b)	—	22,373	—	46,218
Net effect of dilutive warrants based on the treasury stock method using average market price	(c )	(c )	(c )	(c )
Assumed conversion of 5.5% convertible subordinated notes	(a )	1,407,129	(a )	(a )

Total shares outstanding for computation of per share earnings	13,077,735	14,590,194	13,113,221	13,151,686

Income (loss) from continuing operations per share - diluted	$(0.47)	$0.20	$(0.47)	$0.21
Loss from discontinued operations per share - diluted	(0.03)	(0.01)	(0.03)	(0.03)

Net income (loss) per share - diluted	$(0.50)	$0.19	$(0.50)	$0.18

(a)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was not dilutive.
(b)	For the three months ended December 31, 2006 and January 1, 2006, 665,286 and 576,230 of stock options, respectively, were not dilutive and, therefore, were not considered in the computation of diluted income per share.

For the six months ended December 31, 2006 and January 1, 2006, 665,286 and 407,098 of stock options, respectively, were not dilutive and, therefore, were not considered in the computation of diluted income per share.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was not dilutive.

10. Discontinued Operations, Net of Tax and Assets Held for Sale

In May 2006, the Company closed three restaurants whose financial results met the definition of a “component of an entity”. Operations and cash flows were clearly distinguished and measured at the restaurant level and, when aggregated, the financial results of the three closed restaurants were determined to be material to our consolidated financial statements. Loss from discontinued operations, net of tax, consisted of the following (in 000’s):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Restaurant sales	$—	$2,045	$—	$3,780
Restaurant costs	21	2,178	30	4,436
Lease termination, closure costs and other	642	—	642	—

Loss from discontinued operations	663	133	672	656
Income tax benefit	(261)	(52)	(265)	(258)

Loss from discontinued operations, net of tax	$402	$81	$407	$398

As of December 31, 2006, the Company had exited one closed location through a lease termination agreement at a cost of $1,312,000. In addition, the Company had purchased a second closed location from the landlord for $3,161,000 and sold the location for approximately $2,600,000. With the exception of $162,000 in expense all costs associated with these transactions were recorded in fiscal year 2006.

The third closed location is expected to be disposed of through a sublease arrangement and a $307,000 lease termination liability was previously recorded based on original sublease estimates. The liability was increased this quarter to reflect the present value of the future minimum lease obligations offset by the sublease rental as is currently being contemplated under the proposed sublease. The following table displays the activity and balances relating to this lease termination liability (in 000’s):

Lease Termination Liability
Balance at July 2, 2006	$307
Expense recognition	480
Payments	(186)

Balance at December 31, 2006	$601

11. Income Tax Expense

The following schedule reflects the Company’s income tax expense (benefit) (in 000’s) and effective tax rates:

	Three Months Ended				Six Months Ended
	December 31, 2006	Effective Tax Rate	January 1, 2006	Effective Tax Rate	December 31, 2006	Effective Tax Rate	January 1, 2006	Effective Tax Rate
Income from continuing operations, before tax	1,724		3,205		1,129		3,491
Loss from discontinued operations	663		133		672		656

Income before tax	1,061		3,072		457		2,835

Income tax expense from continuing operations	$7,835	454.5%	$553	17.3%	$7,277	644.6%	$728	20.9%
Tax (benefit) on loss from discontinued operations	(261)	39.4%	(52)	39.1%	(265)	39.4%	(258)	39.3%

Total tax expense	$7,574	713.9%	$501	16.3%	$7,012	1534.4%	$470	16.6%

Historically, the Company’s income tax provision is influenced significantly by benefits for FICA tip credits. In the three months ended December 31, 2006, the Company recorded a $7,381,000 deferred income tax expense to provide a valuation allowance against a portion of its FICA tip tax credit carryforwards. The valuation allowance was recorded because the Company believes the full realization of such credits is not more likely than not based on the current trends of earnings.

The valuation allowance reflects the belief that the FICA tax expense is more likely than not to be used as a tax deduction instead of a tax credit. Consistent with this belief, it is anticipated that tax provisions for the immediate future will continue to generate FICA tax expense as a deduction as opposed to a credit.

The valuation of deferred tax credits is based on the continuing operation of the Company’s restaurant operation. If the transaction with Kinderhook (as discussed in Note 12) is consummated, the Company will be required to evaluate realization of deferred tax assets using the then applicable facts and circumstances. In such an event, there could be a change to the valuation allowance, the impact of which could be material.

Typically, an enterprise’s effective tax rate for interim periods is based on a reliable estimate of the effective tax rate for the full fiscal year. The rate used for the three and six months ended January 1, 2006 was based on this approach. However, partly due to a negative estimated annual tax rate currently expected for fiscal 2007 and other variances in operating results in recent years, the Company believes that the use of a year-to-date provision is appropriate for the December 31, 2006 interim tax provision as permitted under FIN 18: Accounting for Income Taxes in Interim Periods. The use of such a method resulted in an income tax expense that differed from the statutory rate as follows (in 000’s):

	Three Months Ended	Six Months Ended
	December 31, 2006	December 31, 2006
Income tax expense computed at statutory federal income tax rates	$603	$395
FICA tip tax credit	(355)	(740)
Non-deductible costs	6	19
State income tax provision, net of federal benefit	197	237
Change in valuation allowance	7,381	7,381
Other, net	3	(15)

Income tax expense	$7,835	$7,277

12. Subsequent Events

On January 11, 2007, the Company announced that a Special Committee of its Board of Directors had entered into a letter of intent with Kinderhook Industries, LLC to sell all of its assets (other than certain tax assets) to a new entity to be formed by Kinderhook for a purchase price of $75,000,000 in cash, plus the assumption of all of the Company’s liabilities, including its outstanding debt. After the transaction, the Company would possess $75,000,000 in cash and no other operating assets or liabilities.

Following completion of the transaction, the Company would remain a publicly held company and would seek to reinvest the $75,000,000 sale proceeds in another profitable business or businesses.

Completion of the transaction is subject to, among other conditions, the satisfactory completion of a due diligence review by Kinderhook, the negotiation and execution of a definitive purchase agreement, the obtaining of debt financing by Kinderhook and obtaining approval of the Company’s shareholders and other required consents and approvals. There can be no assurance that a definitive agreement will be reached, that the other conditions will be satisfied or that a transaction will be consummated.

The letter of intent with Kinderhook provides that the Company is free to solicit competing proposals for the acquisition of the Company. If the Company decides to pursue an alternative transaction, the Company has agreed to pay Kinderhook a break-up fee of up to $2,000,000 plus reimbursement of its expenses, depending on the timing and circumstances of the decision.

On January 7, 2007, the Company closed its Phoenix, Arizona restaurant location and terminated the related lease. In May 2006, the Company paid $200,000 in lease termination fees related to the closure of the Phoenix restaurant. As of December 31, 2006, the Company had not incurred any additional expenses associated with the restaurant closure. However, the Company anticipates incurring approximately $250,000 in additional expenses associated with the closure in the third quarter of fiscal 2007.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference into the Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as "may," "believe," "estimate," "expect," "plan," "intend," "project," "anticipate" and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the highly competitive nature of the casual dining restaurant industry;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified employees;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the inability to cancel or renegotiate unfavorable leases;

•	the ability to repay or refinance our indebtedness;

•	the ability to maintain effective internal controls;

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges; and

•

the occurrence of any event, change or other circumstance that could result in the termination of the letter of intent with Kinderhook or future sale agreement including, but not limited to, the inability to obtain shareholder approval or the failure to satisfy other conditions required to complete the sale, as discussed in Note 12 of the consolidated financial statements.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended July 2, 2006 and under "Item 1A. Risk Factors" in this Quarterly Report on Form 10-Q. The forward-looking events we discuss in this Quarterly Report on Form 10-Q might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

Overview

We are a restaurant company competing in the upscale casual dining market. As of December 31, 2006, we owned and operated 50 restaurants and franchised/licensed 13 restaurants under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. The first Champps opened in 1984. We operate and franchise / license restaurants in 23 states with larger concentrations of restaurants in the upper midwest and mid-atlantic regions. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

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

In May 2006, we closed three underperforming restaurants. Financial results related to these three restaurants have been classified as discontinued operations in our Consolidated Financial Statements. We also closed another restaurant in January 2007 in Phoenix, Arizona and a franchised location in Omaha, Nebraska also closed. Decisions regarding the closure of any further locations have not been made. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial and operational considerations.

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

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a $25.0 million revolving bank credit facility which was amended and extended in October 2006. As of December 31, 2006, we did not have any outstanding borrowings under the bank credit facility.

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

Our comparable sales trends have been negative for ten consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as other external factors, (such as the NHL hockey strike for the entire 2004/2005 NHL season) and macro-economic factors affecting consumer spending through fiscal year 2007.

Our average weekly sales per restaurant have also been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size. However, the average sales per square foot for our newer stores have been substantially lower than those of our more established locations. We believe this is due largely to certain underperforming sites selected over the past-years. We have implemented a new site selection process which incorporates an improved analytical evaluation, which we believe will lead to better site selection and ultimately to more positive restaurant results.

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

Minimum wage increases have occurred in both the current and the last fiscal year in a number of states where we operate. In addition, effective January 1, 2007, the tipped minimum wage is increasing in the following states where the Company operates: California, Colorado, Florida, New York, North Carolina, and Ohio. The Company has 16 restaurants in those states. Most of our kitchen staff are paid in excess of minimum wage levels and are typically not affected by the increases, however, our servers and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of any state mandated tipped minimum wage increases.

Over the last 18 months, we have been working on certain key strategic initiatives outlined herein. We believe we have made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that beginning in the second half of fiscal 2006 our efforts have been hampered by macroeconomic factors that, were generally believed to negatively impact sales of many companies in the full-service casual restaurant industry. These macroeconomic factors include higher gas prices, higher health care costs, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals will ultimately be achieved through these initiatives.

•

Menu Changes: Our main goal has been to renew the focus in the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our menu items and ultimately greater guest satisfaction. Improving our consistency in food execution will be a key focus to improve guest satisfaction during fiscal 2007.

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

Because of our confidence in our product offerings, we increased our menu prices by approximately 1.6% in September 2006, and will consider additional increases throughout fiscal 2007.

•

Validation and Training Programs: This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers.

Last year, we recertified and validated all of our restaurant managers and we also targeted certain training toward our hourly employees. Heightened and enhanced training will be a key focus for us in fiscal 2007. We are revamping a number of our training programs including use of new training tools and techniques and also providing leadership development programs for select management level employees. We completed a “visioneering” process near the end of fiscal 2006 to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program is being rolled-out system-wide in fiscal 2007 as a key focus in our 2007 training program.

•

Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. In fiscal 2006 we reversed this trend and for the fiscal 2006 period approximately 28.9% of our restaurant food and beverage sales were attributable to the sale of alcoholic beverages, which is one of the highest alcohol sales percentages in the upscale casual dining market. Our goal has been to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Over the last year and a half, we have included implementing a training program aimed at improving customer service levels, updating or replacing draft beer systems, and adding beer mug chillers in all of our restaurants. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices were adjusted based on competitive considerations and we modified happy hour programs in a number of stores to enhance the guest experience.

•

Revised General Manager Bonus Plan: In fiscal 2006, we implemented a more aggressive and performance-based bonus plan for our managers based on monthly unit level cash flow improvements over the prior year. We believe this plan provides our restaurant managers with greater performance-based compensation and an increased sense of accountability and ownership in their restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operations may purchase a cash flow interest in the restaurants they operate and oversee. As of the end of January 2007, 19 of our general managers and four of our directors of operations had executed such agreements. We expect to continue to offer this opportunity to a number of other general managers over the balance of fiscal 2007.

•

Real Estate Strategy: While we do not expect to open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, we are using a multi-factor, risk-analysis regression software model, developed by an outside consultant, aimed at accurately predicting sales levels and decreasing the risks of opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and closed another underperforming location in January 2007. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if further closures are warranted.

•

Franchise Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives (such as menu design and prototype development) as important precursors to our franchising efforts. We expect to start pursuing a cohesive franchising program in fiscal 2007 and recently hired a franchise sales consultant to lead those efforts.

On January 11, 2007, we announced that a Special Committee of our Board of Directors had entered into a letter of intent with Kinderhook Industries, LLC to sell all of our assets (other than certain tax assets) to a new entity to be formed by Kinderhook for a purchase price of $75 million in cash, plus the assumption of all of the Company’s liabilities, including our outstanding debt.

Following completion of the transaction, we would remain a publicly held company and would seek to reinvest the sale proceeds in another profitable business or businesses.

Completion of the transaction is subject to, among other conditions, the satisfactory completion of a due diligence review by Kinderhook, the negotiation and execution of a definitive purchase agreement, the obtaining of debt financing by Kinderhook and the obtaining of our shareholder approval and other required consents and approvals. There can be no assurance that a definitive agreement will be reached, that the other conditions will be satisfied or that a transaction will be consummated.

The letter of intent with Kinderhook provides that we are free to solicit competing proposals for the acquisition of the Company. If we decide to pursue an alternative transaction, we have agreed to pay Kinderhook a break-up fee of up to $2 million plus reimbursement of its expenses, depending on the timing and circumstances of the decision. Copies of the Company’s press release and the letter of intent are attached as exhibits 10.1 and 99.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2007 and are incorporated by reference.

Our financial results for second quarter of fiscal 2007 ended December 31, 2006 included:

•	Consolidated revenues decreased by 3.9% to $53.6 million reflective of the decreased comparable store sales of 3.9%.

•

Income from continuing operations before income taxes of $1.7 million was recorded in second quarter of fiscal 2007 compared to income from continuing operations before income taxes of $3.2 million in the same quarter of the prior fiscal year.

•	A loss from discontinued operations, net of tax, of $0.4 million was recorded during the quarter compared to a loss of $0.1 million during the second quarter of fiscal 2006.

•

Net loss of $6.5 million, or $0.50 diluted loss per share, was reported in the second quarter of fiscal 2007 compared to net income of $2.6 million, or $0.19 diluted income per share, in the second quarter of fiscal 2006.

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 15 months. As of December 31, 2006, all of our 50 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses - Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant employees’ wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include land and building operating lease rents, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period.

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

Other Financial Definitions - Severance expense consists of the cost associated with the separation agreements with certain former employees. Asset impairment charges and restaurant closings / disposals relate to the write-down of assets of certain under-performing restaurants to their estimated fair value and costs for exits and closures which are not classified as discontinued operations. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997. Discontinued operations consist of operating results, asset impairment charges and exit and closure costs for the three restaurants closed in May 2006. Discontinued operations are reported on a basis net of income taxes.

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30th. The second quarters of fiscal 2007 and fiscal 2006 both consisted of 13 weeks.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000’s).

	Three Months Ended				Six Months Ended
	December 31, 2006		January 1, 2006		December 31, 2006		January 1, 2006
Revenue:
Sales	$53,428	99.7%	$55,619	99.7%	$102,563	99.7%	$106,958	99.7%
Franchising and royalty, net	172	0.3	157	0.3	352	0.3	294	0.3

Total revenue	53,600	100.0%	55,776	100.0%	102,915	100.0%	107,252	100.0%

Cost of sales and operating expenses
(as a percentage of sales)
Product costs	15,124	28.3%	15,528	27.9%	29,411	28.7%	29,979	28.0%
Labor costs	16,923	31.7	16,928	30.5	33,161	32.3	33,691	31.5
Other operating expense	8,172	15.3	8,460	15.2	16,359	15.9	16,127	15.1
Occupancy	4,989	9.3	5,187	9.3	9,906	9.7	10,584	9.9
Pre-opening expenses	—	—	70	0.1	—	—	79	0.1

Total cost of sales and operating expenses	45,208	84.6	46,173	83.0	88,837	86.6	90,460	84.6
(as a percentage of total revenue)
General and administrative expenses	3,227	6.0	3,138	5.6	6,742	6.6	6,829	6.4
Depreciation and amortization	2,606	4.9	2,816	5.1	5,210	5.1	5,539	5.2
Severance	—	—	5	—	(136)	(0.1)	105	0.1
Asset impairment charges and restaurant closings/disposals	530	1.0	—	—	530	0.5	—	—
Other expense, net	93	0.2	96	0.2	112	0.1	155	0.1

Income from operations	1,936	3.6	3,548	6.4	1,620	1.6	4,164	3.9

Other expense:
Interest expense, net	212	0.4	343	0.7	479	0.5	676	0.6
Expense (income) related to predecessor companies	—	—	—	—	12	—	(3)	—

Income from continuing operations, before tax	1,724	3.2	3,205	5.7	1,129	1.1	3,491	3.3
Income tax expense	7,835	14.6	553	0.9	7,277	7.1	728	0.7

Income (loss) from continuing operations	(6,111)	(11.4)	2,652	4.8	(6,148)	(6.0)	2,763	2.6
Loss on discontinued operations, net of tax	402	0.8	81	0.2	407	0.4	398	0.4

Net income (loss)	$(6,513)	(12.2)%	$2,571	4.6%	$(6,555)	(6.4)%	$2,365	2.2%

Restaurant operating weeks (a)	650		650		1,300		1,300
Restaurant sales per operating week	$82.2		$85.6		$78.9		$82.3

Number of restaurants (end of period)
Company-owned (a)					50		50
Franchised					13		12

Total restaurants					63		62

(a)	Excludes restaurants closed in May 2006, whose results have been classified as discontinued operations.

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

Second Quarter (13 Weeks) of Fiscal 2007 Ended December 31, 2006 Compared to the Second Quarter (13 Weeks) of Fiscal 2006 Ended January 1, 2006

Total revenue. Total revenue decreased by $2.2 million, or 3.9%, to $53.6 million in the second quarter of fiscal 2007 from $55.8 million for the comparable prior year period. The decrease was due to a comparable same store sales decrease of 3.9% for the second quarter of fiscal 2007 compared to our second quarter of last year. Comparable same store food sales decreased 3.8% while comparable same store alcohol sales decreased 4.3%. Restaurant sales per operating week for all restaurants decreased $3,371, or 3.9%, to $82,197 in the second quarter of fiscal 2007 from $85,568 for the comparable quarter in the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $14.25 for the second quarter of fiscal 2007 compared to $13.90 for the second quarter of fiscal 2006, a 2.5% increase. During the second quarter of fiscal 2007, food sales and alcoholic beverage sales represented 69.8% and 30.2% of our total sales, respectively. During the second quarter of fiscal 2006, food and alcoholic beverage sales represented 69.7% and 30.3% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.4 million, or 2.6%, to $15.1 million in the second quarter of fiscal 2007 from $15.5 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.3% for fiscal 2007 and 27.9% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted primarily from higher produce and liquor costs.

Labor costs. Labor costs were $16.9 million in both the second quarter of fiscal 2007 and in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.7% in the second quarter of fiscal 2007 from 30.5% in the comparable prior year period due primarily to higher kitchen and management labor costs as a percentage of restaurant sales resulting from the lower average sales per restaurant, higher bonus costs as a result of the rollout of the partnership bonus program, which started in March 2006 and higher workers’ compensation insurance claim costs.

Other operating expense. Other operating expense decreased $0.3 million, or 3.5%, to $8.2 million in the second quarter of fiscal 2007 from $8.5 million in the comparable prior year period. Other operating expense as a percentage of restaurant sales increased modestly to 15.3% in the second quarter of fiscal 2007 from 15.2% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher marketing costs partially offset by lower in store training costs and liquor liability insurance costs.

Occupancy. Occupancy expense decreased $0.2 million, or 3.8%, to $5.0 million in the second quarter of fiscal 2007 from $5.2 million in the comparable prior year period. Occupancy expense decreased due primarily to reduced rent expense associated with a restaurant whose lease term was shortened. Occupancy expense as a percentage of restaurant sales was 9.3% in both the second quarter of fiscal 2007 and in the comparable prior year period.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased $1.0 million, or 2.2%, to $45.2 million in the second quarter of fiscal 2007 from $46.2 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased slightly by $0.1 million, or 3.2%, to $3.2 million in the second quarter of fiscal 2007 from $3.1 million in the comparable prior year period. General and administrative expenses increased as a result higher professional fees, bank charges and training costs partially offset by reduced support staff levels and lower legal costs. General and administrative expenses as a percentage of total revenue increased to 6.0% for the second quarter of fiscal 2007 from 5.6% in the second quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased $0.2 million, or 7.1%, to $2.6 million for the second quarter of fiscal 2007 from $2.8 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose values were written down in conjunction with an asset impairment charge of $2.4 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.1 million of depreciation and amortization expense would have been recorded in the second quarter of fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 4.9% in the second quarter of fiscal 2007 and 5.1% in the second quarter of fiscal 2006.

Asset Impairment Charges and Restaurant Closings / Disposals. An asset impairment / disposal charge of $0.5 million was recorded in the second quarter of fiscal 2007 for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued.

Interest expense, net. Interest expense, net decreased $0.1 million, or 33.3%, to $0.2 million for the second quarter of fiscal 2007 from $0.3 million in the comparable prior year period. The decrease was due to higher interest income from larger invested excess cash balances.

Income from continuing operations, before income taxes. Income before income taxes decreased $1.5 million to income of $1.7 million in the second quarter of fiscal 2007 compared to income of $3.2 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense. For the second quarter of fiscal 2007, we recorded an income tax expense of $7.8 million compared to an income tax expense of $0.6 million in the comparable prior year quarter. The tax expense for the second quarter of fiscal 2007 included a $7.4 million charge for a valuation allowance placed against our FICA tip tax credit carryforwards because full realization of such credits is not more likely than not because of the trend in earnings. The effective tax rate for our second quarter this year was 454.5% versus 17.3% for the comparable period last year. The rate used for the three months ended January 1, 2006 was based on a reliable estimate of the effective tax rate expected for the full fiscal year which reflects benefits for FICA tip credits. The rate used for the three months ended December 31, 2006 was based on a year-to-date provision partly due to a negative estimated annual tax rate expected for fiscal 2007 and other operating income variations in recent years.

Loss on discontinued operations, net of tax. Loss on discontinued operations, net of tax was $0.4 million in the second quarter of fiscal 2007 and $0.1 million in the second quarter of fiscal 2006. The net loss in fiscal 2007 was due largely to an increase in the lease termination liability as a result of a change in assumptions for a sublease agreement for the Willowbrook, Texas location closed in May 2006, net of tax benefit. The net loss in fiscal 2006 relates to an operating loss of $0.1 million for three stores closed in May 2006, net of tax benefit.

Six Months (Twenty-Six Weeks) of Fiscal 2007 Ended December 31, 2006 Compared to the Six Months (Twenty-Six Weeks) of Fiscal 2006 Ended January 1, 2006

Total revenue. Total revenue decreased $4.4 million, or 4.1%, to $102.9 million in the first six months of fiscal 2007 from $107.3 million for the comparable period in the prior fiscal year. The decrease was due to a comparable same store sales decrease of 4.1% for the first six months of fiscal 2007 compared to our first six months of last year. Comparable same store food sales decreased 4.3% while comparable same store alcohol sales decreased 3.6%. Restaurant sales per operating week for all restaurants decreased $3,380, or 4.1%, to $78,895 in the first six months of fiscal 2007 from $82,275 for the comparable period in the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $14.02 for the first six months of fiscal 2007 compared to $13.70 for the first six months of fiscal 2006, a 2.3% increase. During the first six months of fiscal 2007, food sales and alcoholic beverage sales represented 70.8% and 29.2% of our total sales, respectively. During the first six months of fiscal 2006, food and alcoholic beverage sales represented 70.9% and 29.1% of our total food and beverage sales, respectively.

We believe that our sales were negatively impacted in the first six months of fiscal 2007 by lower consumer discretionary spending due to higher fuel and utility costs, higher interest rates, and rising health care costs.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.6 million, or 2.0%, to $29.4 million in the first six months of fiscal 2007 from $30.0 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.7% for fiscal 2007 and 28.0% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted from higher produce, grocery and seafood costs partially offset by lower poultry and beef costs.

Labor costs. Labor costs decreased by $0.5 million, or 1.5%, to $33.2 million in the first six months of fiscal 2007 from $33.7 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 32.3% in the first six months of fiscal 2007 from 31.5% in the comparable prior year period due primarily to higher kitchen and management labor cost due to the impact of the lower average sales per restaurant.

Other operating expense. Other operating expense increased by $0.3 million, or 1.9%, to $16.4 million in the first six months of fiscal 2007 from $16.1 million in the comparable prior year period. Other operating expense as a percentage of restaurant sales increased to 15.9% in the first six months of fiscal 2007 from 15.1% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher marketing costs. In the first quarter of fiscal 2007, $0.3 million was spent on testing radio advertising in two markets.

Occupancy. Occupancy expense decreased by $0.7 million, or 6.6%, to $9.9 million in the first six months of fiscal 2007 from $10.6 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales decreased to 9.7% in the first six months of fiscal 2007 from 9.9% in the comparable prior year period. Occupancy expense decreased as a percent of sales primarily due to reduced rents associated with a restaurant whose lease term was shortened and general and property insurance costs.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased by $1.7 million, or 1.9%, to $88.8 million in the first six months of fiscal 2007 from $90.5 million in the comparable prior year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased by $0.1 million, or 1.5%, to $6.7 million in the first six months of fiscal 2007 from $6.8 million in the comparable prior year period. General and administrative expenses decreased as a result of reduced support staff levels, reduced compensation expense for stock-based compensation and relocation expense partially offset by higher professional fees and tax costs. General and administrative expenses as a percentage of total revenue increased to 6.6% for the first six months of fiscal 2007 from 6.4% in the first six months of fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.3 million, or 5.5%, to $5.2 million for the first six months of fiscal 2007 from $5.5 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $2.4 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.2 million of depreciation and amortization expense would have been recorded in the first six months of fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.1% in the first six months of fiscal 2007 and 5.2% in the first six months of fiscal 2006.

Severance. A severance expense of negative $0.1 million was recorded in the first six months of fiscal 2007 compared to $0.1 million in the first six months of fiscal 2006. The $0.1 million credit related to the reversal of a previously accrued severance expense that will not be paid. The fiscal 2006 first quarter severance expense related to payments to six employees whose services with the Company were terminated.

Asset Impairment Charges and Restaurant Closings / Disposals. An asset impairment charge of $0.5 million was recorded in the first six months of fiscal 2007 for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued.

Interest expense, net. Interest expense, net decreased by $0.2 million, or 28.6%, to $0.5 million for the first six months of fiscal 2007 from $0.7 million in the comparable prior year period. The decrease was due to higher interest income from larger invested excess cash balances.

Income from continuing operations, before income taxes. Income before income taxes decreased by $2.4 million to income of $1.1 million in the first six months of fiscal 2007 compared to income of $3.5 million in the comparable prior year period primarily for the reasons described above.

Income tax expense/(benefit). For the first six months of fiscal 2007, we recorded an income tax expense of $7.3 million compared to an income tax expense of $0.7 million in the comparable prior year period. The tax expense for the first half of fiscal 2007 included a $7.4 million charge for a valuation allowance placed against our FICA tip tax credit carryforwards because full realization of such credits is not more likely than not because of the trend in earnings. The effective tax rate for our first six months this year was 644.6% versus 20.9% for the comparable prior year period. The rate used for the six months ended January 1, 2006 was based on a reliable estimate of the effective tax rate expected for the full fiscal year which reflects benefits for FICA tip credits. The rate used for the six months ended December 31, 2006 was based on a quarter-to-date provision partly due to a negative estimated annual tax rate expected for fiscal 2007 and other operating income variations in recent years.

Loss on discontinued operations, net of tax. Loss on discontinued operations, net of tax was $0.4 million in both the first six months of fiscal 2007 and fiscal 2006. The net loss in fiscal 2007 is due largely to an increase in the lease termination liability as a result of a change in assumptions for a sublease agreement for the Willowbrook, Texas location closed in May 2006, net of tax benefit. The net loss in fiscal 2006 relates to an operating loss of $0.7 million for three stores closed in May 2006, net of tax benefit of $0.3 million.

Liquidity and Capital Resources

As of December 31, 2006, our cash balance was $16.5 million, which reflects a $7.0 million increase during the fiscal year. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

In the first two quarters of fiscal year 2007, we generated cash flow from operating activities of $7.1 million and in the first two quarters of fiscal year 2006, we generated cash flow from operating activities of $9.1 million. The decrease in cash flow from operations from the first two quarters of 2007 compared to same period in 2006 was primarily due to reduced profitability and $2.0 million of proceeds from tenant improvement allowances received in the first half of fiscal 2006, partially offset by increased cash from working capital changes. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of our initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At December 31, 2006, we had $36.1 million of such carryforwards and $11.4 million of gross credits available through 2027 to offset federal taxes.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we significantly reduced our new restaurant growth in fiscal 2006 and fiscal 2007. We opened only one new restaurant in fiscal 2006, the capital expenditures of which were mostly incurred in the prior year and we do not expect to open any new restaurants in fiscal 2007. We expect to resume modest growth in fiscal 2008. The following table, in thousands, details our capital expenditures.

	Six Months Ended
	December 31, 2006	January 1, 2006
New store construction	$74	$408
Existing store remodel and refurbishment	1,982	1,813
Corporate related capital expenditures	88	144

Purchase of property and equipment	$2,144	$2,365

We expect to spend from $4.0 million to $6.0 million for capital expenditures for fiscal 2007. These expenditures will primarily be used for upgrades to existing restaurants but are expected to include expenditures for a new restaurant expected to open in fiscal 2008. We review our capital expenditures budget frequently and accordingly, stated amounts are subject to change.

We have a $25.0 million senior secured credit facility, which expires in September 2010. We initially used a portion of the facility to refinance certain of our existing debt, and the facility may also be used to support opening new restaurants and general working capital needs and provide up to $7.0 million for the issuance of letters of credit. The facility provides for a $10.0 million one-time increase in the aggregate commitment amount if requested by us between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all of our personal assets and real property. Borrowings under the facility will bear interest depending on a total funded debt to EBITDA ratio and can range from the prime rate to prime plus 0.5 percent or, if elected by us, LIBOR plus 1.8 to 3.0 percent. Total funded debt is defined as all indebtedness of our consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We originally paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The facility limits our opening of new company-owned restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by us to $2.0 million per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. Also, we must maintain a margin of at least .25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of December 31, 2006, we had no outstanding borrowings under this facility and had placed letters of credit of $3.5 million under the facility with $21.5 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the facility as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of December 31, 2006, we were in compliance with all debt covenants and financial ratios contained in the facility.

In addition, we have $15.0 million of principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted, or repaid as part of the sale transaction discussed below, we expect to either pay the debt off with available cash, proceeds from borrowings under our facility, refinanced term debt, or a combination of these sources. If we seek additional financing there are no assurances that we will be able to obtain new financing at that time, and the terms of any new debt may not be as favorable as our existing financing arrangements.

In January 2006, our Board of Directors approved and announced a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through December 31, 2006, we purchased 191,480 shares of common stock for $1.3 million under this plan. No purchases occurred in the quarter ended December 31, 2006. Purchases under the program may be made in the open market or in private transactions. Purchases under the program depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and closed another restaurant in January 2007. We exited one location in June 2006 and one in January 2007 through lease terminations at a cost of $1.5 million, which was recognized during the fourth quarter of fiscal year 2006. We purchased one closed location from the owner for $3.2 million and we subsequently sold the property for $2.6 million in November 2006. We are still paying rent for the other closed location, which we expect to dispose of through a sublease. Ultimately, we believe that the net cash cost will be between $3 to $4 million to exit all four locations.

During the first two quarters of fiscal 2007 and all of fiscal 2006, we did not incur any significant costs related to predecessor company matters. During fiscal 2005 and fiscal 2004, we expended approximately $2.2 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in the future will not be significant. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying unaudited consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility (under which we have $21.5 million available at December 31, 2006) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any additional potential restaurant closure costs at least through the end of calendar year 2007. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Part II, Item 1A. Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate or grow our business.

On January 11, 2007, we announced that a Special Committee of our Board of Directors had entered into a letter of intent with Kinderhook Industries, LLC to sell all of our assets (other than certain tax assets) to a new entity to be formed by Kinderhook for a purchase price of $75 million in cash, plus the assumption of all of the Company’s liabilities, including our outstanding debt.

Following completion of the transaction, we would remain a publicly held company and would seek to reinvest the sale proceeds in another profitable business or businesses.

Completion of the transaction is subject to, among other conditions, the satisfactory completion of a due diligence review by Kinderhook, the negotiation and execution of a definitive purchase agreement, the obtaining of debt financing by Kinderhook and the obtaining of our shareholder approval and other required consents and approvals. There can be no assurance that a definitive agreement will be reached, that the other conditions will be satisfied or that a transaction will be consummated.

The letter of intent with Kinderhook provides that we are free to solicit competing proposals for the acquisition of the Company. If we decide to pursue an alternative transaction, we have agreed to pay Kinderhook a break-up fee of up to $2 million plus reimbursement of its expenses, depending on the timing and circumstances of the decision. Copies of the Company’s press release and the letter of intent are attached as exhibits 10.1 and 99.1 to the Company’s current report on Form 8-K filed with the SEC on January 16, 2007 and are incorporated by reference.

Contractual obligations and commitments

Payments, including interest, due by period as of December 31, 2006 (in 000's)

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$183,722	$15,694	$31,990	$30,057	$105,981
Long-term debt	15,859	15,859	—	—	—
Letters of credit	3,481	3,481	—	—	—
Royalties	20,198	250	768	831	18,349

	$223,260	$35,284	$32,758	$30,888	$124,330

We are obligated under non-cancelable operating leases for our headquarters and all but one of our restaurants. The fixed terms of the restaurant leases range up to 20 years and generally contain multiple renewal options for various periods ranging from five to 20 years. The table, as presented above, includes only the non-cancelable portion of our leases as we are only obligated for that period. Our restaurant leases also contain provisions that require additional percentage rent payments based on achieving threshold sales performance and the payment of common area maintenance charges and real estate taxes. Amounts in this table do not reflect any of these additional amounts.

Our debt is comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted, or repaid as part of the sale transaction, it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. As of December 31, 2006, we did not have any such commitments which were not reflected as assets or liabilities in our consolidated financial statements.

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

Loss contingencies and self-insurance reserves

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies may include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," as interpreted by FASB Interpretation No. 14: Reasonable Estimation of the Amount of a Loss which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued for in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range is better than another, we accrue to the low end of the range.

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

The assessment of loss contingencies and self-insurance reserves is a highly subjective process that requires judgments about future events. Contingencies are reviewed at least quarterly to determine the adequacy of the accruals and related financial statement disclosure. The ultimate settlement of loss contingencies and self-insurance reserves may differ significantly from amounts we have accrued in our consolidated financial statements.

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

During the second quarter of fiscal 2007, we recorded an asset impairment charge of $0.3 million covering one restaurant. During the third quarters of fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants, respectively, part of which was classified as discontinued operations. Additionally, four restaurants open for at least six quarters had cash flows which were not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of December 31, 2006, the long-lived asset value of these four restaurants was $6.4 million. We have not recorded an impairment charge at this time for these restaurants because our management believes certain plans can be implemented to improve the future prospects of those restaurants.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of December 31, 2006, we had net deferred tax assets of $26.2 million. In the quarter ended December 31, 2006, we recorded a $7.4 million income tax expense to provide a valuation allowance against our FICA tip tax credit carryforwards we now believe are less than likely to be fully realized over the carryforward period based on current trends of income. We currently believe that it is still more likely than not that we will be able to realize our deferred tax assets related to our net operating loss carryforwards. However, negative evidence such as cumulative net losses over a period of time or continued reductions in the level of operating results may cause us to conclude that it is not likely that we are going to be able to realize all or a portion of our net deferred tax assets and we would record additional valuation allowance accordingly. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $36.1 million, expiring at various dates through 2025 and gross FICA tip credit carryforwards of approximately $11.4 million, expiring at various dates through 2027.

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

We are subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds is not subject to fluctuating value because of their highly liquid short-term nature. As of December 31, 2006, we had $18.1 million of such funds invested in short-term maturing investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings

See “Note 7. Commitments and Contingencies–Litigation” in “Notes to Unaudited Consolidated Financial Statements.”

ITEM 1A.	Risk Factors

Information regarding risk factors appears in “Item 2. MD&A – Forward-Looking Statements,” and various risks faced by us are also discussed elsewhere in “Item 2. MD&A” of this Report on Form 10-Q. In addition, risk factors are included in Part I-Item 1 of our Report on Form 10-K for the fiscal year ended July 2, 2006. In addition to these risk factors, the failure to complete a proposed sale with the investment entity (or other party) could likely have an adverse effect on us.

On January 11, 2007, the Company announced that a Special Committee of its Board of Directors had entered into a letter of intent with Kinderhook Industries, LLC to sell all of its assets (other than certain tax assets) to an investment entity for a purchase price of $75 million in cash, plus the assumption of all of the Company’s liabilities, including its outstanding debt. There is no assurance that our shareholders would approve a sale agreement or that other due diligence or closing conditions would be satisfied. We are subject to several risks as a result of this merger agreement, including the following:

•

If a definitive agreement is not signed and the sale is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the sale would be completed;

•	Certain costs related to the sale, including legal, accounting and financial advisory fees, must be paid even if the sale is not completed;

•

Under circumstances defined in the letter of intent, we may be required to pay the investor group a termination fee of $1.0 million to $2.0 million and reimburse it for its out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the letter of intent, if the letter of intent is terminated;

•	Shareholder lawsuits may be filed against us in connection with a sale agreement;

•	Our management and employees’ attention may be diverted from day-to-day operations;

•	The Company would receive $75 million in cash despite any changes in the market value of our assets or liabilities; and

•	After a sale, the Company may not be able to locate a suitable acquisition and / or utilize the remaining tax net operating loss and credit carryforwards.

Effective January 1, 2007, the tipped minimum wage is increasing in the following states where the Company operates: California, Colorado, Florida, New York, North Carolina, and Ohio. The Company has 16 company-operated restaurants in those states and the increases could significantly increase the Company’s labor expense.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Shares

In January 2006, our Board of Directors approved a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. No shares were repurchased during the second quarter ended December 31, 2006. As of December 31, 2006, under this authorization we have repurchased a total of 191,480 shares of our common stock for approximately $1.3 million.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on December 6, 2006.

(b)	Each of the following nominees for Director was elected to serve as a Class I Director to hold office for three years or until his successor is elected and qualified:

Director name:	Votes For:	Votes Withheld:
James Goodwin	11,578,981	220,214
Charles G. Phillips	10,601,484	1,197,711

Four additional incumbent directors, Messrs. Stephen F. Edwards, Ian Hamilton, Michael P. O’Donnell and Karl Okamoto continue to serve on our Board of Directors.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description
10.1	Fourth Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of October 5, 2006 filed as Exhibit 10.1 to the Current Report on Form 8-K of Champps Entertainment, Inc. dated October 9, 2006 and incorporated herein by reference.

10.2	Amendment effective January 1, 2007 to the Employment Agreement dated August 17, 2005 between Champps Entertainment, Inc. and David Womack filed as Exhibit 10.1 to the Current Report on Form 8-K of Champps Entertainment, Inc. dated December 12, 2006 and incorporated herein by reference.

31.1	Certification of Michael P. O’Donnell pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of David D. Womack pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Michael P. O’Donnell pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of David D. Womack pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

February 8, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

February 8, 2007	By:	/s/ David D. Womack
David D. Womack
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)