Form 10-Q
period 2007-04-01
CHAMPPS ENTERTAINMENT INC
filed 2007-05-09
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 1, 2007

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

Number of shares of Common Stock, $.01 par value, outstanding at May 4, 2007: 13,094,449.

CHAMPPS ENTERTAINMENT INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of April 1, 2007 and July 2, 2006

(In thousands except share data)

(Unaudited)

	April 1, 2007	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$17,309	$9,449
Accounts receivable, net	2,378	2,208
Inventories	4,338	4,461
Prepaid expenses and other current assets (Note 2)	2,965	2,871
Assets held for sale (Note 10)	—	2,670
Deferred tax assets	2,509	3,210

Total current assets	29,499	24,869

Property and equipment, net (Note 3)	69,311	75,076
Goodwill	5,069	5,069
Deferred tax assets	24,077	29,533
Other assets, net (Note 4)	1,773	2,155

Total assets	$129,729	$136,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,048	$3,793
Accrued expenses (Note 5)	8,170	9,584
Current portion of long-term debt (Note 6)	14,858	—

Total current liabilities	27,076	13,377
Long-term debt, net of current portion (Note 6)	—	14,707
Other long-term liabilities (Note 5)	32,814	31,890

Total liabilities	59,890	59,974

Shareholders’ equity (Note 8):
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,281,520 and 13,258,151 shares issued at April 1, 2007 and July 2, 2006, respectively)	133	133
Additional paid-in capital	92,104	91,264
Accumulated deficit	(21,092)	(13,966)
Treasury stock, at cost (191,480 and 91,480 shares at April 1, 2007 and July 2, 2006, respectively)	(1,306)	(703)

Total shareholders’ equity	69,839	76,728

Total liabilities and shareholders’ equity	$129,729	$136,702

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three and Nine Months Ended April 1, 2007 and April 2, 2006

(In thousands except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Revenue
Sales	$49,055	$51,485	$150,482	$157,177
Franchising and royalty, net	173	174	525	468

Total revenue	49,228	51,659	151,007	157,645

Costs and expenses
Cost of sales and operating expenses
Product costs	13,868	14,462	42,959	44,082
Labor costs	16,191	16,192	48,944	49,428
Other operating expense	7,990	7,987	24,130	23,905
Occupancy	5,092	5,208	15,343	15,572
Pre-opening expense	—	78	—	157
General and administrative expense	3,164	3,710	9,906	10,539
Depreciation and amortization	2,586	2,739	7,778	8,262
Severance	—	5	(136)	110
Asset impairment charges and restaurant closings/disposals	—	2,136	530	2,136
Potential company sale expense (Note 12)	499	—	499	—
Other expense	157	131	269	286

Income from operations	(319)	(989)	785	3,168
Interest expense, net	153	237	632	913
Expense (income) related to predecessor companies	—	(2)	12	(5)

Income (loss) from continuing operations, before tax	(472)	(1,224)	141	2,260
Income tax expense (benefit) (Note 11)	(133)	(700)	6,941	26

Income (loss) from continuing operations	(339)	(524)	(6,800)	2,234
Loss on discontinued operations, net of tax (Note 10)	232	1,405	326	1,798

Net income (loss)	$(571)	$(1,929)	$(7,126)	$436

Basic income (loss) per share (Note 9):
Income (loss) from continuing operations	$(0.03)	$(0.04)	$(0.52)	$0.17
Loss from discontinued operations, net of tax	(0.01)	(0.11)	(0.02)	(0.14)

Net income (loss)	$(0.04)	$(0.15)	$(0.54)	$0.03

Diluted income (loss) per share (Note 9):
Income (loss) from continuing operations	$(0.03)	$(0.04)	$(0.52)	$0.17
Loss from discontinued operations, net of tax	(0.01)	(0.11)	(0.02)	(0.14)

Net income (loss)	$(0.04)	$(0.15)	$(0.54)	$0.03

Basic weighted average shares outstanding	13,086	13,194	13,104	13,135

Diluted weighted average shares outstanding	13,086	13,194	13,104	13,188

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended April 1, 2007

(In thousands except share data)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accum. Deficit	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance as of July 2, 2006	13,258,151	$133	$91,264	$(13,966)	91,480	$(703)	$76,728
Net loss	—	—	—	(7,126)	—	—	(7,126)
Common shares issued	23,369	—	122	—	—	—	122
Repurchase of common shares (Note 8)					100,000	(603)	(603)
Income tax benefit of stock options exercised	—	—	2	—	—	—	2
Stock-based compensation	—	—	716	—	—	—	716

Balance as of April 1, 2007	13,281,520	$133	$92,104	$(21,092)	191,480	$(1,306)	$69,839

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended April 1, 2007 and April 2, 2006

(In thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income (loss)	$(7,126)	$436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,044	8,699
Amortization of notes payable discount	151	151
Asset impairment charges	683	4,271
Loss on disposal of assets	400	236
Stock-based compensation	716	554
Deferred income tax expense (benefit)	6,157	(2,021)
Changes in assets and liabilities:
Accounts receivable	(170)	(270)
Inventories	123	(105)
Prepaid expenses and other current assets	(94)	89
Accounts payable	255	(1,752)
Accrued expenses	(1,414)	(1,541)
Other assets	317	179
Other long-term liabilities	924	172
Proceeds from tenant improvement allowances	—	1,969

Net cash provided by operating activities	8,966	11,067

Cash flows from investing activities:
Purchase of property and equipment	(3,250)	(3,296)
Proceeds from disposal of assets	—	7
Proceeds from assets held for sale	2,623	—

Net cash used in investing activities	(627)	(3,289)

Cash flows from financing activities:
Proceeds from issuance of common stock	122	997
Income tax benefit of stock options exercised	2	106
Repurchase of common stock	(603)	(209)
Repayment of long-term debt	—	(143)

Net cash provided by (used in) financing activities	(479)	751

Net change in cash and cash equivalents	7,860	8,529
Cash and cash equivalents, beginning of period	9,449	2,702

Cash and cash equivalents, end of period	$17,309	$11,231

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$543	$506
Income taxes, net of refunds	182	855

See accompanying notes to unaudited consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended April 1, 2007 and April 2, 2006

(Unaudited)

1.	Summary of Significant Accounting Policies

Nature of Business

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA”). At April 1, 2007, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise/license casual dining restaurants that serve customers in upscale restaurant settings in 21 states throughout the United States with larger concentrations of restaurants in the upper midwest and mid-atlantic regions.

Basis of Presentation of Consolidated Financial Statements

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of its financial position as of April 1, 2007 and the results of operations for the interim periods ended April 1, 2007 and April 2, 2006. These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended April 1, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2007.

These statements should be read in conjunction with the consolidated financial statements and related notes to consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 2, 2006. The accounting policies used in preparing these consolidated financial statements are the same as those described in our Form 10-K.

Fiscal Year

Champps utilizes a 52/53 week fiscal year ending on the Sunday closest to June 30th. Fiscal 2007 and fiscal 2006 are both comprised of 52 weeks. The three month periods ended April 1, 2007 and April 2, 2006, each consisted of 13 weeks and the nine month periods ended April 1, 2007 and April 2, 2006, each consisted of 39 weeks.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective as of the beginning of the first fiscal year beginning after November 15, 2007. While we are still considering the implications of the pronouncement, the Company does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

2.	Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in thousands):

	April 1, 2007	July 2, 2006
Prepaid rents, real estate taxes and related costs	$1,571	$1,594
Prepaid insurance	451	312
Prepaid licenses and permits	271	211
Prepaid contracts and other	672	754

	$2,965	$2,871

3.	Property and Equipment, Net

The components of property and equipment, net were as follows (in thousands):

	April 1, 2007	July 2, 2006
Land	$2,923	$2,923
Buildings and leasehold improvements	78,880	78,492
Software	1,336	1,327
Equipment	47,516	47,599
Construction in progress	197	377

	130,852	130,718
Accumulated depreciation and amortization	(61,541)	(55,642)

	$69,311	$75,076

Total depreciation and amortization expense per the consolidated statement of cash flows includes depreciation and amortization expense on corporate assets of $231,000 and $220,000 which is included in general and administrative expense on the consolidated statements of operations for the nine months ended April 1, 2007 and April 2, 2006, respectively.

During the nine months ended April 1, 2007, the Company recorded $530,000 for asset impairment charges and restaurant closings / disposals for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued.

During the three months ended April 2, 2006, the Company recorded asset impairment charges of $4,271,000, of which $2,135,000 is recorded as discontinued operations, for three restaurants that closed in May 2006.

4.	Other Assets, Net

The components of other assets, net were as follows (in thousands):

	April 1, 2007	July 2, 2006
Deferred financing costs	$307	$585
Liquor licenses	660	728
Long-term deposits	117	98
Leasehold rights	555	582
Equity investment in licensee	122	141
Other	12	21

	$1,773	$2,155

The equity investment in licensee reflects the Company’s cash investment and its share of losses through April 1, 2007 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5.	Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in thousands):

	April 1, 2007	July 2, 2006
Salaries, wages, and related benefits	$1,879	$3,066
Accrued taxes, predominantly sales and property	2,197	2,542
Accrued insurance	996	1,159
Accrued severance	—	136
Accrued utilities	423	428
Gift card/certificate liability	1,428	1,184
Lease termination	220	220
Other	1,027	849

	$8,170	$9,584

The decrease in salaries, wages and related benefits was due to timing of the payroll cycle. One week of payroll costs were accrued at April 1, 2007 compared to two weeks of payroll accrued as of July 2, 2006.

The components of other long-term liabilities were as follows (in thousands):

	April 1, 2007	July 2, 2006
Tenant improvement allowances	$18,234	$19,814
Deferred rents	11,435	10,688
Accrued insurance	949	884
Partnership buyout	1,673	417
Lease termination	523	87

	$32,814	$31,890

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

The Company has a $25,000,000 senior secured credit facility with LaSalle Bank that expires in September 2010. The facility provides up to $7,000,000 for the issuance of letters of credit. The facility provides for a $10,000,000 one-time increase in the aggregate commitment amount if requested by the Company between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all personal and real property of the Company. Borrowings under the facility bear interest at variable rates depending on a total funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization prior to pre-opening expenses, as defined) ratio and range from the prime rate to prime plus 0.5 percent or, if elected, LIBOR plus 1.8 to 3.0 percent. The Company originally paid an up-front fee of $188,000 and is required to pay an annual unused commitment fee of between 0.375 percent to 0.5 percent. The facility also requires the Company to maintain a minimum fixed charge coverage ratio and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. As of April 1, 2007, we were in compliance with all debt covenants and financial ratios contained in the facility. Additionally, the facility limits the opening of new restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to $2,000,000 per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. As of April 1, 2007, the Company had a senior debt to EBITDA ratio of 0.38 to 1.00. Also, the Company must maintain a margin of at least 0.25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of April 1, 2007, the Company had no outstanding borrowings and had placed letters of credit of $3,481,000 under this facility. The available balance for borrowing under this facility as of April 1, 2007 was $21,519,000.

The Company has $15,000,000 of principal amount outstanding 5.5% convertible notes which are classified as “Current portion of long-term debt” on the Company’s consolidated balance sheet as of April 1, 2007 as the convertible notes mature in December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock at a conversion price of $10.66 per share, subject to adjustment upon certain events. The Company may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007. If the debt is not converted, or repaid as part of a sale transaction (see Note 12), the Company expects to either pay the debt off with available cash, proceeds from credit facility borrowings, refinance term debt, or utilize a combination of these sources.

7.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $3,481,000 as of April 1, 2007 primarily to guarantee its performance pursuant to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

Indemnifications and Representations Related to Predecessor Companies

In fiscal 1997 in connection with the corporate restructuring of DAKA, DAKA spun-off its food service business. The remaining corporation continued to own Champps, Fuddruckers and several other restaurant companies and renamed itself Unique Casual Restaurants, Inc. Fuddruckers was sold in 1998 and the other restaurant businesses were either sold or closed during 1998 or 1999, leaving Champps as the only owned and operating restaurant group. Through a merger, the name of the Company was then changed to Champps Entertainment, Inc. As a result of these transactions, the Company remains responsible for liabilities of DAKA preceding its spin-off, as well as certain indemnification obligations assumed by the Company in connection with the sale of Fuddruckers. Certain matters arising in connection with these obligations are discussed in this section under the headings, “Accrued Insurance Costs,” and “Litigation.” Although the Company has incurred certain expenses in connection with these obligations and retained liabilities in the past, based upon the circumstances known to us, the Company believes additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

Fuddruckers Representations and Indemnity

The agreement whereby Fuddruckers was sold contains various representations and warranties by the Company, certain of which expired on December 31, 2000. The remaining representations and warranties will continue in effect as stated in the agreement.

The maximum aggregate liability of the Company on account of any breach of any representation or warranty is limited to the amount of the final purchase price. There is no limit on the liability of the Company to the purchaser on account of any breach by the Company of any of its covenants or agreements under the agreement or on account of indemnification obligations covering matters other than breaches of representations and warranties, provided that, if the purchaser is entitled to recover any losses in excess of the final purchase price ($43,000,000), the Company may require the purchaser to reconvey to the Company full ownership and control of the shares and all assets (to the extent then owned by the purchaser or Fuddruckers) that were transferred pursuant to the agreement in such a manner as to rescind the transactions contemplated by the agreement based upon a formula price. During 2006 and 2007, no claims for indemnification were presented by the purchaser and the Company believes the risk for significant claims for indemnification being presented in the future by the purchaser is remote.

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

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and “Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies, however AIG has not released the surety bond or the letter of credit. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that the policies were with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of AIG, and that the letter agreement is not valid. National Union contends that it is owed more than $2 million by Champps. Champps intends to vigorously defend its position in this matter.

In June 2004, Champps filed suit against AIG and National Union in the United States District Court for the District of Massachusetts based on the defendants’ failure to release Champps from further liability under the insurance policies and for wrongfully withholding a $526,000 irrevocable standby letter of credit and a surety bond posted in the amount of $526,254 (the “Federal Court Action”). In August 2004, National Union filed a Petition to Compel Arbitration in the United States District Court for the Southern District of New York. In December 2004, the Court granted National Union’s Petition to Compel Arbitration (the “National Union Arbitration”).

In February 2005, Champps filed an Amended Complaint in the Federal Court Action, in which it named only AIG as a defendant. In March 2005, Champps withdrew its Amended Complaint in the Federal Court Action, and filed suit against AIG in state court in Massachusetts (the “State Court Action”). In July 2005, the Court granted AIG’s motion to stay the State Court Action pending resolution of the National Union Arbitration in New York.

The National Union Arbitration is in its preliminary phase, and the Company intends to vigorously defend any claims of further liability. The Company has not yet conducted discovery on AIG’s liability assertions.

The Company may also be required to assume other liabilities of DAKA in connection with the spin-off and may be required to indemnify Fuddruckers in connection with future breaches of our representations and warranties that survived the closing of DAKA’s sale of its Fuddruckers restaurant chain. These indemnifications are discussed further in this Note under the heading “Indemnifications and Representations Related to Predecessor Companies” and “Fuddruckers Representations and Indemnity”. Based upon the circumstances known to the Company at this time, and the length of time that has elapsed since the spin-off of DAKA and the sale of Fuddruckers, the Company believes any additional claims under these obligations and retained liabilities are unlikely to have a material effect on the Company’s financial position or results of operations.

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

8.	Shareholders’ Equity / Share Repurchase / Restricted Stock

In January 2006, the Company’s Board of Directors approved a plan to expend up to $5,000,000 to repurchase its common stock from time to time over the next two years. Through April 1, 2007, the Company purchased 191,480 shares of common stock for $1,306,000 under this plan. No purchases occurred in the quarter ended April 1, 2007. Purchases under the program may be made in the open market or in private transactions. Future purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under the Company’s equity incentive plans.

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

9.	Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Basic income (loss) per share:
Income (loss) from continuing operations	$(339,000)	$(524,000)	$(6,800,000)	$2,234,000
Loss from discontinued operations, net of tax	(232,000)	(1,405,000)	(326,000)	(1,798,000)

Net income (loss)	$(571,000)	$(1,929,000)	$(7,126,000)	$436,000

Weighted average shares outstanding	13,085,900	13,193,912	13,104,114	13,134,949

Income (loss) from continuing operations per share - basic	$(0.03)	$(0.04)	$(0.52)	$0.17
Loss from discontinued operations per share - basic	(0.01)	(0.11)	(0.02)	(0.14)

Net income (loss) per share - basic	$(0.04)	$(0.15)	$(0.54)	$0.03

Diluted income (loss) per share:
Income (loss) from continuing operations	$(339,000)	$(524,000)	$(6,800,000)	$2,234,000
Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(a )	(a )	(a )	(a )

Income (loss) from continuing operations plus assumed conversions	(339,000)	(524,000)	(6,800,000)	2,234,000

Loss from discontinued operations, net of tax	(232,000)	(1,405,000)	(326,000)	(1,798,000)

Net income (loss) plus assumed conversions	$(571,000)	$(1,929,000)	$(7,126,000)	$436,000

Weighted average shares outstanding	13,085,900	13,193,912	13,104,114	13,134,949
Net effect of dilutive stock options based on the treasury stock method using average market price (b)	—	—	—	53,045
Net effect of dilutive warrants based on the treasury stock method using average market price	(c )	(c )	(c )	(c )
Assumed conversion of 5.5% convertible subordinated notes	(a )	(c )	(a )	(a )

Total shares outstanding for computation of per share earnings	13,085,900	13,193,912	13,104,114	13,187,994

Income (loss) from continuing operations per share - diluted	$(0.03)	$(0.04)	$(0.52)	$0.17
Loss from discontinued operations per share - diluted	(0.01)	(0.11)	(0.02)	(0.14)

Net income (loss) per share - diluted	$(0.04)	$(0.15)	$(0.54)	$0.03

(a)	Not included in calculation because the assumed conversion of convertible subordinated notes into 1,407,129 common shares was not dilutive.
(b)	For the three months ended April 1, 2007 and April 2, 2006, 656,223 and 230,181 of stock options, respectively, were not dilutive and, therefore, were not considered in the computation of diluted income per share.

For the nine months ended April 1, 2007 and April 2, 2006, 656,223 and 348,125 of stock options, respectively, were not dilutive and, therefore, were not considered in the computation of diluted income per share.

(c)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was not dilutive.

10.	Discontinued Operations, Net of Tax and Assets Held for Sale

The Company closed three restaurants in May 2006 and closed one restaurant in January 2007 whose financial results met the definition of a “component of an entity”. Operations and cash flows were clearly distinguished and measured at the restaurant level and, when aggregated, the financial results of the closed restaurants were determined to be material to our consolidated financial statements. Loss from discontinued operations, net of tax, consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Restaurant sales	$41	$2,519	$1,177	$7,565
Restaurant costs	(2)	2,704	618	8,399
Asset impairment charges	—	2,135	—	2,135
Lease termination, closure costs and other	426	—	1,098	—

Loss from discontinued operations	383	2,320	539	2,969
Income tax benefit	(151)	(915)	(213)	(1,171)

Loss from discontinued operations, net of tax	$232	$1,405	$326	$1,798

As of April 1, 2007, the Company had exited two closed locations through lease termination agreements at a cost of $1,599,000. In addition, the Company had purchased a third closed location from the landlord for $3,161,000 and sold the location for $2,623,000, net. With the exception of $372,000 in expense, all closure costs associated with these transactions were recorded in fiscal year 2006.

The fourth closed location is expected to be disposed of through a sublease arrangement and a $307,000 lease termination liability was previously recorded based on original sublease estimates. The liability was increased to reflect the present value of the future minimum lease obligations offset by the sublease rental as is currently being contemplated under the proposed sublease. The following table displays the activity and balances relating to this lease termination liability (in thousands):

Lease Termination Liability
Balance at July 2, 2006	$307
Expense recognition	707
Payments	(271)

Balance at April 1, 2007	$743

11.	Income Tax Expense (Benefit)

The following schedule reflects the Company’s income tax expense (benefit) (in thousands) and effective tax rates:

	Three Months Ended				Nine Months Ended
	April 1, 2007	Effective Tax Rate	April 2, 2006	Effective Tax Rate	April 1, 2007	Effective Tax Rate	April 2, 2006	Effective Tax Rate
Income (loss) from continuing operations, before tax	$(472)		$(1,224)		$141		$2,260
Loss from discontinued operations	(383)		(2,320)		(539)		(2,969)

Income (loss) before tax	$(855)		$(3,544)		$(398)		$(709)

Income tax expense (benefit) from continuing operations	$(133)	28.2%	$(700)	57.2%	$6,941	4922.7%	$26	1.2%
Income tax (benefit) on loss from discontinued operations	(151)	39.4%	(915)	39.4%	(213)	39.5%	(1,171)	39.4%

Total income tax expense (benefit)	$(284)	33.2%	$(1,615)	45.6%	$6,728	-1690.5%	$(1,145)	161.5%

Historically, the Company’s income tax provision is influenced significantly by benefits for FICA tip credits. In the three and nine months ended April 1, 2007, the Company recorded $404,000 and $7,785,000 of deferred income tax expense, respectively, to provide a valuation allowance against a portion of its FICA tip tax credit carryforwards. The valuation allowance was recorded because the Company believes the full realization of such credits is not more likely than not based on the current trends of earnings.

The valuation allowance reflects the belief that the FICA tax expense is more likely than not to be used as a tax deduction instead of a tax credit. Consistent with this belief, it is anticipated that tax provisions for the immediate future will continue to reflect FICA tax expense as a deduction as opposed to a credit.

Typically, an enterprise’s effective tax rate for interim periods is based on a reliable estimate of the effective tax rate for the full fiscal year. The rate used for the three and nine months ended April 2, 2006 was based on this approach. However, partly due to a negative estimated annual tax rate currently expected for fiscal 2007 and other variances in operating results in recent years, the Company believes that the use of a year-to-date provision is appropriate for the April 1, 2007 interim tax provision as permitted under FIN 18: “Accounting for Income Taxes in Interim Periods.” The use of such a method resulted in an income tax expense that differed from the statutory rate as follows (in thousands):

	Three Months Ended	Nine Months Ended
	April 1, 2007	April 1, 2007
Income tax expense (benefit) computed at statutory federal income tax rates	$(165)	$49
FICA tip tax credit	(404)	(1,144)
Non-deductible costs	8	27
State income tax provision, net of federal benefit	20	234
Valuation allowance	404	7,785
Other, net	4	(10)

Income tax expense (benefit)	$(133)	$6,941

12.	Potential Company Sale Expense

On January 11, 2007, the Company announced that a Special Committee of its Board of Directors (“special committee”) had entered into a letter of intent with Kinderhook Industries, LLC to sell all of its assets (other than certain tax assets) to a new entity to be formed by Kinderhook. On March 1, 2007, the Company announced that the letter of intent expired pursuant to its terms and that the special committee was continuing to pursue a sale of the Company and that it had received indications of interest from a number of potential purchasers. There can be no assurance that any transaction will be agreed upon or consummated. As of April 1, 2007, the Company had incurred $499,000 of potential company sale expense related to the above mentioned matter, primarily consisting of legal and special committee expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated by reference into the Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” “intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include, without limitation, statements relating to, among other things:

•	the ability to successfully develop and implement strategies to increase revenues and profitability;

•	the ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the highly competitive nature of the casual dining restaurant industry;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified employees;

•	labor shortages or increased labor charges;

•	our ability to protect our name, trademarks, logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	the ability to fully utilize income tax operating loss and credit carryforwards;

•	the inability to cancel or renegotiate unfavorable leases;

•	the ability to repay or refinance our indebtedness;

•	the ability to maintain effective internal controls;

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges; and

•

the ability to locate a purchaser of the Company and if a definitive agreement is reached, the occurrence of any event, change or other circumstance that could result in the inability to consummate a sale or merger agreement including the inability to obtain shareholder approval or the failure to satisfy other conditions required to complete a sale.

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

Overview

We are a restaurant company competing in the upscale casual dining market. As of April 1, 2007, we owned and operated 49 restaurants and franchised/licensed 12 restaurants primarily under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. The first Champps opened in 1984. We operate and franchise / license restaurants in 21 states with larger concentrations of restaurants in the upper midwest and mid-atlantic regions. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

We opened one Company-owned restaurant in fiscal 2006. Also, a licensee/joint venture restaurant, in which we own an eight percent equity interest, opened in the Dallas/Fort Worth airport in October 2005. We do not expect to open any new stores in fiscal 2007. Our growth in fiscal 2006 and thus far in fiscal 2007 has been purposely modest as we concentrated on certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria. We expect to resume modest growth in fiscal 2008.

We closed three underperforming restaurants in May 2006 and we closed one underperforming restaurant in January 2007. Financial results related to these four restaurants have been classified as discontinued operations in our Consolidated Financial Statements. Also, a franchised location in Omaha, Nebraska closed in January 2007. No decisions have been made relative to the closure of any further locations. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable termination or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial, operational and market considerations.

Our current restaurants range in size from approximately 7,000 square feet to 12,100 square feet, with an average of about 9,200 square feet. We have built smaller restaurants starting in fiscal 2003, averaging approximately 8,400 square feet. Pre-opening expenses have historically averaged approximately $340,000 per restaurant but may increase in the future because of the new accounting requirement directing companies to expense rents during the construction period.

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and standard restaurant financing methods, such as build-to-suit transactions, sale-leaseback transactions, mortgage facilities, notes payable, tenant improvement allowances and equipment financing. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes and warrants and in 2004 we secured a $25.0 million revolving bank credit facility which was amended and extended in October 2006. As of April 1, 2007, we did not have any outstanding borrowings under the bank credit facility.

Key factors that can be used in evaluating and understanding our restaurants and assessing our business include the following:

•

Comparable sales or same store sales—this indicator compares the revenue performance of our restaurants open for more than 18 full months to the same restaurants in the prior year thereby eliminating the impact of new openings in comparing the operations of existing stores. Small changes in comparable sales can have a proportionally higher impact on operating margins because of the high degree of fixed costs associated with operating restaurants.

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

Our results, and the results of the restaurant industry as a whole, may be adversely affected by changes in consumer tastes, discretionary spending priorities, national, regional and local economic conditions, demographic trends, consumer confidence in the economy, customer confidence in food safety, traffic patterns, weather conditions, employee availability, state and federal minimum wage requirements and the type, number and location of competing restaurants. Our operating margins are also susceptible to fluctuations in prices of food commodities, costs associated with delivering the products to our stores and other operating necessities such as natural gas and other utility supplies. The timing of revenues and expenses associated with opening new restaurants is also expected to result in fluctuations in our quarterly and annual results. Changes in any of these factors could adversely affect us and our financial results.

Our comparable sales trends have been negative for eleven consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as other external factors, (such as the NHL hockey strike for the entire 2004/2005 NHL season) and macro-economic factors affecting consumer spending through fiscal year 2007.

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

From a store operating margin perspective, we believe we have generally been successful in controlling our product costs and labor costs over the past several years, however, other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin. In particular, over the last 18 months, we have experienced significantly higher utility costs.

Minimum wage increases have occurred in both the current and the last fiscal year in a number of states where we operate. In addition, effective January 1, 2007, the tipped minimum wage increased in the following states where the Company operates: California, Colorado, Florida, New York, North Carolina, and Ohio. The Company has 16 restaurants in those states. Most of our kitchen staff are paid in excess of minimum wage levels and are typically not affected by the increases, however, our servers and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of any state mandated tipped minimum wage increase.

Over the last 24 months, we have been working on certain key strategic initiatives outlined herein. We believe we have made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that beginning in the second half of fiscal 2006 our efforts were hampered by macroeconomic factors that, were generally believed to negatively impact sales of many companies in the full-service casual restaurant industry. These macroeconomic factors include higher gas prices, higher health care costs, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals will ultimately be achieved through these initiatives.

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

Also, we revamped our menu specials program in fiscal 2006 and are using the same program in fiscal 2007. Our specials have been developed with the assistance of outside culinary experts and are now featured more prominently within our menu utilizing a full color layout. The specials are also being rotated less frequently than in past years to build consumer trial and improve operational execution. We have seen an increase in our menu mix associated with specials as a result of these efforts.

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

•

Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. In fiscal 2006 we reversed this trend and for the fiscal 2006 period approximately 28.9% of our restaurant food and beverage sales were attributable to the sale of alcoholic beverages, which is one of the highest alcohol sales percentages in the upscale casual dining market and we have maintained the improvement in fiscal 2007. Our goal has been to attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Over the last year and a half, we have implemented a training program aimed at improving customer service levels, updated or replaced draft beer systems, and added beer mug chillers in all of our restaurants. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices were adjusted based on competitive considerations and we modified happy hour programs in a number of stores to enhance the guest experience.

•

Revised General Manager Bonus Plan: In fiscal 2006, we implemented a more aggressive and performance-based bonus plan for our managers based on monthly unit level cash flow improvements over the prior year. We believe this plan provides our restaurant managers with greater performance-based compensation and an increased sense of accountability and ownership in their restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operations may purchase a cash flow interest in the restaurants they operate and oversee. As of the end of March 2007, 20 of our general managers and five of our directors of operations had executed such agreements. We expect to continue to offer this opportunity to a number of other general managers over the balance of fiscal 2007.

•

Real Estate Strategy: While we do not expect to open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, we are using a multi-factor, risk-analysis regression software model, developed by an outside consultant, aimed at accurately predicting sales levels and decreasing the risks associated with opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and closed one underperforming location in January 2007. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if further closures are warranted.

•

Franchise Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives (such as menu design and prototype development) as important precursors to our franchising efforts. We have started to increase our franchising sales efforts in fiscal 2007.

On January 11, 2007, we announced that a Special Committee of our Board of Directors (“special committee”) had entered into a letter of intent with Kinderhook Industries, LLC to sell all of our assets (other than certain tax assets) to a new entity to be formed by Kinderhook. On March 1, 2007, we announced that letter of intent expired pursuant to its terms and that the special committee was continuing to pursue a sale of the Company and that it had received indications of interest from a number of potential purchasers. There can be no assurance that any transaction agreement will be reached or consummated (see “Part II, Item 1A. Risk Factors”).

Our financial results for third quarter of fiscal 2007 ended April 1, 2007 included:

•	Consolidated revenues decreased by 4.8% to $49.2 million reflective of the decreased comparable store sales of 4.3%.

•

A loss from continuing operations before income taxes of $0.5 million was recorded in third quarter of fiscal 2007 compared to a loss from continuing operations before income taxes of $1.2 million in the same quarter of the prior fiscal year. Included in continuing operations results for 2007 was a $0.5 million potential company sale expense and included in continuing operations results for 2006 was a $2.1 million asset impairment charge.

•	A loss from discontinued operations, net of tax, of $0.2 million was recorded during the quarter compared to a loss of $1.4 million during the third quarter of fiscal 2006.

•

Net loss of $0.6 million, or $0.04 diluted loss per share, was reported in the third quarter of fiscal 2007 compared to a net loss of $1.9 million, or $0.15 diluted loss per share, in the third quarter of fiscal 2006.

Financial Definitions

Revenue—Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.1% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 18 months. As of April 1, 2007, 48 of our 49 restaurants in operation were included in our comparable sales calculation. In January 2007, one of the Company-owned locations in Pennsylvania was converted from a Champps Americana restaurant to a local tavern concept. The Company is treating this conversion as a new opening from a comparative sales perspective, and therefore, the new tavern will not be included in the comparative sales base until eighteen months following the conversion.

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

Other Financial Definitions—Severance expense consists of the cost associated with the separation agreements with certain former employees. Asset impairment charges and restaurant closings / disposals relate to the write-down of assets of certain under-performing restaurants to their estimated fair value and costs for exits and closures which are not classified as discontinued operations. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997. Discontinued operations consist of operating results, asset impairment charges and exit and closure costs for the three restaurants closed in May 2006 and the one restaurant closed in January 2007. Discontinued operations are reported on a basis net of income taxes.

Fiscal Calendar—We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30th. The third quarters of fiscal 2007 and fiscal 2006 both consisted of 13 weeks.

Results of operations

The following table sets forth certain financial information for the Company (dollars in thousands).

	Three Months Ended				Nine Months Ended
	April 1, 2007		April 2, 2006		April 1, 2007		April 2, 2006
Revenue:
Sales	$49,055	99.6%	$51,485	99.7%	$150,482	99.7%	$157,177	99.7%
Franchising and royalty, net	173	0.4	174	0.3	525	0.3	468	0.3

Total revenue	49,228	100.0%	51,659	100.0%	151,007	100.0%	157,645	100.0%

Cost of sales and operating expenses (as a percentage of sales)
Product costs	13,868	28.2%	14,462	28.1%	42,959	28.6%	44,082	28.1%
Labor costs	16,191	33.0	16,192	31.4	48,944	32.5	49,428	31.4
Other operating expenses	7,990	16.3	7,987	15.5	24,130	16.0	23,905	15.2
Occupancy	5,092	10.4	5,208	10.1	15,343	10.2	15,572	9.9
Pre-opening expenses	—	—	78	0.2	—	—	157	0.1

Total cost of sales and operating expenses	43,141	87.9	43,927	85.3	131,376	87.3	133,144	84.7
(as a percentage of total revenue)
General and administrative expenses	3,164	6.4	3,710	7.2	9,906	6.6	10,539	6.7
Depreciation and amortization	2,586	5.3	2,739	5.3	7,778	5.2	8,262	5.2
Severance	—	—	5	—	(136)	(0.1)	110	0.1
Asset impairment charges and restaurant closings/disposals	—	—	2,136	4.1	530	0.4	2,136	1.4
Potential company sale expense	499	1.0	—	—	499	0.3	—	—
Other expense, net	157	0.3	131	0.3	269	0.2	286	0.2

Income from operations	(319)	(0.6)	(989)	(1.9)	785	0.5	3,168	2.0

Other expense:
Interest expense, net	153	0.4	237	0.5	632	0.4	913	0.6
Expense (income) related to predecessor companies	—	—	(2)	—	12	—	(5)	—

Income (loss) from continuing operations, before tax	(472)	(1.0)	(1,224)	(2.4)	141	0.1	2,260	1.4
Income tax expense (benefit)	(133)	(0.3)	(700)	(1.4)	6,941	4.6	26	—

Income (loss) from continuing operations	(339)	(0.7)	(524)	(1.0)	(6,800)	(4.5)	2,234	1.4
Loss on discontinued operations, net of tax	232	0.5	1,405	2.7	326	0.2	1,798	1.1

Net income (loss)	$(571)	(1.2)%	$(1,929)	(3.7)%	$(7,126)	(4.7)%	$436	0.3%

Restaurant operating weeks (a)	637		637		1,911		1,911
Restaurant sales per operating week	$77.0		$80.8		$78.7		$82.2
Number of restaurants (end of period)
Company-owned (a)					49		49
Franchised					12		13

Total restaurants					61		62

(a)	Excludes three restaurants closed in May 2006 and one restaurant closed in January 2007, whose results have been classified as discontinued operations.

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

Third Quarter (13 Weeks) of Fiscal 2007 Ended April 1, 2007 Compared to the Third Quarter (13 Weeks) of Fiscal 2006 Ended April 2, 2006

Total revenue. Total revenue decreased by $2.5 million, or 4.8%, to $49.2 million in the third quarter of fiscal 2007 from $51.7 million for the comparable prior year period. The decrease was due to a comparable same store sales decrease of 4.3% for the third quarter of fiscal 2007 compared to our third quarter of last year. During the third quarter of fiscal 2007, comparable same store food sales decreased 3.4% while comparable same store alcohol sales decreased 6.5%. Restaurant sales per operating week for all restaurants decreased $3,815, or 4.7%, to $77,009 in the third quarter of fiscal 2007 from $80,824 for the comparable quarter in the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $14.07 for the third quarter of fiscal 2007 compared to $13.73 for the third quarter of fiscal 2006, a 2.5% increase. During the third quarter of fiscal 2007, food sales and alcoholic beverage sales represented 71.5% and 28.5% of our total sales, respectively. During the third quarter of fiscal 2006, food and alcoholic beverage sales represented 70.9% and 29.1% of our total food and beverage sales, respectively.

Our sales in the third quarter of fiscal 2007 were affected by adverse weather conditions in many of the markets where the Company operates. As a whole, companies in the casual dining industry, especially those with a substantial presence in the Midwestern and Eastern markets of the United States, experienced a decline in same store sales during the months of January and February due in part to the inclement weather conditions.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $0.5 million, or 3.5%, to $13.9 million in the third quarter of fiscal 2007 from $14.4 million in the comparable prior year period. Product costs as a percentage of restaurant sales were 28.2% for fiscal 2007 and 28.1% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted primarily from higher costs spread across many of the food cost categories.

Labor costs. Labor costs were $16.2 million in both the third quarter of fiscal 2007 and in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 33.0% in the third quarter of fiscal 2007 from 31.4% in the comparable prior year period. The increase was due primarily to higher server and bartender costs from tipped minimum wage increases principally in our eleven stores in Ohio and Colorado, higher kitchen and management labor costs as a percentage of restaurant sales resulting primarily from the lower average sales per restaurant and higher bonus costs as a result of the rollout of the partnership bonus program, which started in March 2006.

Other operating expense. Other operating expense was $8.0 million in both the third quarter of fiscal 2007 and in the comparable prior year period. Other operating expense as a percentage of restaurant sales increased to 16.3% in the third quarter of fiscal 2007 from 15.5% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher marketing costs and the impact of lower average sales per restaurant on utility costs.

Occupancy. Occupancy expense decreased $0.1 million, or 1.9%, to $5.1 million in the third quarter of fiscal 2007 from $5.2 million in the comparable prior year period. Occupancy expense decreased due primarily to reduced property tax and general insurance costs. Occupancy expense as a percentage of restaurant sales was 10.4% in the third quarter of fiscal 2007 and 10.1% in the comparable prior year period.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased $0.8 million, or 1.8%, to $43.1 million in the third quarter of fiscal 2007 from $43.9 million in the comparable prior year quarter primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased by $0.5 million, or 13.5%, to $3.2 million in the third quarter of fiscal 2007 from $3.7 million in the comparable prior year period. General and administrative expenses decreased as a result of lower legal costs and reduced support staff levels partially offset by higher bonus expense as a result of the rollout of the partnership bonus program to directors of operations, which started in May 2006. General and administrative expenses as a percentage of total revenue decreased to 6.4% for the third quarter of fiscal 2007 from 7.2% in the third quarter of fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 3.7%, to $2.6 million for the third quarter of fiscal 2007 from $2.7 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose values were written down in conjunction with an asset impairment charge of $2.1 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.2 million of depreciation and amortization expense would have been recorded in the third quarter of fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.3% in both the third quarter of fiscal 2007 and in the third quarter of fiscal 2006.

Asset impairment charges and restaurant closings / disposals. An asset impairment / disposal charge of $2.1 million was recorded in the third quarter of fiscal 2006 for two locations whose future cash flows are not expected to cover their carrying values.

Potential company sale expense. Potential company sale expense of $0.5 million was recorded in the third quarter of fiscal 2007 versus none in the comparable prior year period. The expense related to legal and board of directors’ special committee costs associated with the potential sale of the Company.

Income (loss) from continuing operations, before income taxes. Income (loss) before income taxes improved $0.7 million to a loss of $0.5 million in the third quarter of fiscal 2007 compared to a loss of $1.2 million in the comparable prior year quarter primarily for the reasons described above.

Income tax expense (benefit). For the third quarter of fiscal 2007, we recorded an income tax benefit of $0.1 million compared to an income tax benefit of $0.7 million in the comparable prior year quarter, largely reflective of the different levels of pre-tax loss recorded in each respective year and a $0.4 million charge in the third quarter of fiscal 2007 for a valuation allowance placed against our FICA tip tax credit carryforwards because full realization of such credits is not more likely than not because of the trend in earnings.

Loss on discontinued operations, net of tax. Loss on discontinued operations, net of tax was $0.2 million in the third quarter of fiscal 2007 and $1.4 million in the third quarter of fiscal 2006. The net loss in fiscal 2007 was due largely to costs associated with the closure of one restaurant in January 2007, net of tax benefit. The net loss in fiscal 2006 largely relates to asset impairment costs associated with one restaurant which ultimately closed in May 2006, net of tax benefit.

Nine Months (Thirty-Nine Weeks) of Fiscal 2007 Ended April 1, 2007 Compared to the Nine Months (Thirty-Nine Weeks) of Fiscal 2006 Ended April 2, 2006

Total revenue. Total revenue decreased $6.6 million, or 4.2%, to $151.0 million in the first nine months of fiscal 2007 from $157.6 million for the comparable period in the prior fiscal year. The decrease was due to a comparable same store sales decrease of 4.0% for the first nine months of fiscal 2007 compared to our first nine months of last year. During the first nine months of fiscal 2007, comparable same store food sales decreased 3.9% while comparable same store alcohol sales decreased 4.3%. Restaurant sales per operating week for all restaurants decreased $3,504, or 4.3%, to $78,745 in the first nine months of fiscal 2007 from $82,249 for the comparable period in the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $14.04 for the first nine months of fiscal 2007 compared to $13.71 for the first nine months of fiscal 2006, a 2.4% increase. During the first nine months of fiscal 2007, food sales and alcoholic beverage sales represented 71.0% and 29.0% of our total sales, respectively. During the first nine months of fiscal 2006, food and alcoholic beverage sales represented 70.9% and 29.1% of our total food and beverage sales, respectively.

In addition to the inclement weather in the third quarter of fiscal 2007, we also believe that our sales were negatively impacted in the first nine months of fiscal 2007 by lower consumer discretionary spending due to higher fuel and utility costs, higher interest rates, and rising health care costs.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $1.1 million, or 2.5%, to $43.0 million in the first nine months of fiscal 2007 from $44.1 million in the comparable prior year period. Product costs as a percentage of restaurant sales increased to 28.6% for fiscal 2007 from 28.1% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted from higher produce, grocery and seafood costs partially offset by lower poultry and beef costs.

Labor costs. Labor costs decreased by $0.5 million, or 1.0%, to $48.9 million in the first nine months of fiscal 2007 from $49.4 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 32.5% in the first nine months of fiscal 2007 from 31.4 % in the comparable prior year period due primarily to higher kitchen and management labor costs as a percentage of restaurant sales resulting primarily from the lower average sales per restaurant, increases in the tipped minimum wage in certain states, higher bonus costs as a result of the rollout of the partnership bonus program, which started in March 2006 and higher workers compensation costs.

Other operating expense. Other operating expense increased by $0.2 million, or 0.8%, to $24.1 million in the first nine months of fiscal 2007 from $23.9 million in the comparable prior year period. Other operating expense as a percentage of restaurant sales increased to 16.0% in the first nine months of fiscal 2007 from 15.2% in the same prior year quarter. The increase as a percent of sales resulted primarily from higher marketing costs. In the first quarter of fiscal 2007, $0.3 million was spent on testing radio advertising in two markets.

Occupancy. Occupancy expense decreased by $0.3 million, or 1.9%, to $15.3 million in the first nine months of fiscal 2007 from $15.6 million in the comparable prior year period. Occupancy expense decreased primarily due to reduced general and property insurance costs. Occupancy expense as a percentage of restaurant sales increased to 10.2% in the first nine months of fiscal 2007 from 9.9% in the comparable prior year period due to the lower average restaurant sales.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased by $1.7 million, or 1.3%, to $131.4 million in the first nine months of fiscal 2007 from $133.1 million in the comparable prior year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased by $0.6 million, or 5.7%, to $9.9 million in the first nine months of fiscal 2007 from $10.5 million in the comparable prior year period. General and administrative expenses decreased as a result of reduced support staff levels, reduced compensation expense for stock-based compensation, reduced legal costs and reduced relocation expense partially offset by higher professional fees, bonus and tax costs. The higher bonus expense resulted from the rollout of the partnership bonus program to directors of operations, which started in May 2006. General and administrative expenses as a percentage of total revenue decreased to 6.6% for the first nine months of fiscal 2007 from 6.7% in the first nine months of fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.5 million, or 6.0%, to $7.8 million for the first nine months of fiscal 2007 from $8.3 million in the comparable prior year period. The decrease was primarily due to reduced depreciation on assets whose value was written down in conjunction with an asset impairment charge of $2.1 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.5 million of depreciation and amortization expense would have been recorded in the first nine months of fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenues was 5.2% in the first nine months of both fiscal 2007 and fiscal 2006.

Severance. A severance expense of negative $0.1 million was recorded in the first nine months of fiscal 2007 compared to $0.1 million in the first nine months of fiscal 2006. The $0.1 million credit related to the reversal of a previously accrued severance expense that will not be paid. The fiscal 2006 severance expense related to payments to six employees whose services with the Company were terminated.

Asset impairment charges and restaurant closings / disposals. An asset impairment charge of $0.5 million was recorded in the first nine months of fiscal 2007 for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued. An asset impairment charge of $2.1 million was recorded in the first nine months of fiscal 2006 for two locations whose future cash flows were not expected to cover their carrying value.

Potential company sale expense. Potential company sale expense of $0.5 million was recorded in the third quarter of fiscal 2007 versus none in the comparable prior year period. The expense related to legal and board of directors’ special committee costs associated with the potential sale of the Company.

Interest expense, net. Interest expense, net decreased by $0.3 million, or 33.3%, to $0.6 million for the first nine months of fiscal 2007 from $0.9 million in the comparable prior year period. The decrease was due to higher interest income from larger invested excess cash balances.

Income from continuing operations, before income taxes. Income before income taxes decreased by $2.2 million to income of $0.1 million in the first nine months of fiscal 2007 compared to income of $2.3 million in the comparable prior year period primarily for the reasons described above.

Income tax expense/(benefit). For the first nine months of fiscal 2007, we recorded an income tax expense of $6.9 million compared to an income tax expense of approximately zero in the comparable prior year period. The tax expense for the first nine months of fiscal 2007 included a $7.8 million charge for a valuation allowance placed against our FICA tip tax credit carryforwards because full realization of such credits is not more likely than not because of the trend in earnings.

Loss on discontinued operations, net of tax. Loss on discontinued operations, net of tax was $0.3 million in the first nine months of fiscal 2007 and $1.8 million in the comparable period of fiscal 2006. The net loss in fiscal 2007 was due largely to costs associated with the closure of one restaurant in January 2007 and the change in estimate of sublease costs for one restaurant closed in fiscal 2006, net of tax benefit. The net loss in fiscal 2006 largely relates to asset impairment costs associated with one restaurant which ultimately closed in May 2006, net of tax benefit.

Liquidity and Capital Resources

As of April 1, 2007, our cash balance was $17.3 million, which reflects a $7.9 million increase during the fiscal year. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

In the first three quarters of fiscal year 2007, we generated cash flow from operating activities of $9.0 million and in the first three quarters of fiscal year 2006, we generated cash flow from operating activities of $11.1 million. The decrease in cash flow from operations from the first three quarters of 2007 compared to same period in 2006 was primarily due to reduced profitability and $2.0 million of proceeds from tenant improvement allowances received in the first three quarters of fiscal 2006, partially offset by increased cash from working capital changes. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of our initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At April 1, 2007, we had $36.5 million of such gross net operating loss carryforwards and $12.0 million of tax credits available through 2027 to offset federal taxes.

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

	Nine Months Ended
	April 1, 2007	April 2, 2006
New store construction	$110	$424
Existing store remodel and refurbishment	3,026	2,679
Corporate related capital expenditures	114	193

Purchase of property and equipment	$3,250	$3,296

We expect to spend from $4.5 million to $5.0 million for capital expenditures for fiscal 2007. These expenditures will primarily be used for upgrades to existing restaurants but are expected to include expenditures for a new restaurant expected to open in fiscal 2008. We review our capital expenditures budget frequently and accordingly, stated amounts are subject to change.

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

The facility limits our opening of new company-owned restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by us to $2.0 million per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. Also, we must maintain a margin of at least .25 to 1.00 with each of our financial covenants in order to declare dividends or re-acquire stock through share repurchases. As of April 1, 2007, we had no outstanding borrowings under this facility and had placed letters of credit of $3.5 million under the facility with $21.5 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the facility as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of April 1, 2007, we were in compliance with all debt covenants and financial ratios contained in the facility.

In addition, we have $15.0 million of principal amount outstanding 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted, or repaid as part of a sale transaction discussed below, we expect to either pay the debt off with available cash, proceeds from borrowings under our facility, refinanced term debt, or by a combination of these sources. If we seek additional financing there are no assurances that we will be able to obtain new financing at that time, and the terms of any new debt may not be as favorable as our existing financing arrangements.

In January 2006, our Board of Directors approved and announced a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through April 1, 2007, we purchased 191,480 shares of common stock for $1.3 million under this plan. No purchases occurred in the quarter ended April 1, 2007. Purchases under the program may be made in the open market or in private transactions. Purchases under the program depend, among other factors, on the prevailing stock price, market conditions, limitations under debt agreements, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and closed another restaurant in January 2007. We resolved our lease obligations with respect to one location in June 2006 and one in January 2007 through lease terminations at a cost of $1.6 million, which was recognized during the fourth quarter of fiscal year 2006. We purchased one of the closed locations from the owner for $3.2 million and we subsequently sold the property for $2.6 million in November 2006. We are still paying rent for the other closed location, which we expect to sublease. Ultimately, we believe that the net cash cost will be approximately $3 to $4 million to exit all four locations. No decisions have been made regarding the closure of any further locations. The ultimate decision on whether or not to close additional restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial, market, and operational considerations.

During the first three quarters of fiscal 2007 and all of fiscal 2006, we did not incur any significant costs related to predecessor company matters. During fiscal 2005 and fiscal 2004, we expended approximately $2.2 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in the future will not be significant. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying unaudited consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility (under which we have $21.5 million available as of April 1, 2007) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any additional potential restaurant closure costs at least through the the next twelve months. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Part II, Item 1A. Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate or grow our business.

On January 11, 2007, we announced that a Special Committee of our Board of Directors (“special committee”) had entered into a letter of intent with Kinderhook Industries, LLC to sell all of our assets (other than certain tax assets) to a new entity to be formed by Kinderhook. On March 1, 2007, we announced that the letter of intent expired pursuant to its terms and that the special committee was continuing to pursue a sale of the Company and that it had received indications of interest from a number of potential purchasers. There can be no assurance that any transaction agreement will be reached or consummated.

Contractual obligations and commitments

Payments, including interest, due by period as of April 1, 2007 (in thousands).

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$179,820	$15,758	$31,948	$29,770	$102,344
Long-term debt	15,859	15,859	—	—	—
Letters of credit	3,481	3,481	—	—	—
Royalties	20,709	370	783	847	18,709

	$219,869	$35,468	$32,731	$30,617	$121,053

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

Our debt is comprised of a $15.0 million issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. At any time on or after December 15, 2005, we may redeem some or all of the notes at par plus accrued and unpaid interest. There are no assurances that the convertible debt holders will convert their debt into common shares prior to December 2007, nor are there any assurances that the stock price will rise, allowing us to automatically convert the debt. If the debt is not converted, or repaid as part of a sale transaction, it may be necessary for us to seek additional financing when this debt matures. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

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

During the second quarter of fiscal 2007, we recorded an asset impairment charge of $0.3 million covering one restaurant. During the third quarters of fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering six restaurants and $6.6 million covering four restaurants, respectively, part of which was classified as discontinued operations. Additionally, six restaurants open for at least six quarters had cash flows which would not cover any of the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of April 1, 2007, the long-lived asset value of these six restaurants was $7.0 million. We have not recorded an impairment charge at this time for these restaurants because our management believes certain plans can be implemented to improve the future prospects of those restaurants.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of April 1, 2007, we had net deferred tax assets of $26.6 million. In the first three quarters of fiscal 2007 ended April 1, 2007, we recorded a $7.8 million income tax expense to provide a valuation allowance against our FICA tip tax credit carryforwards we now believe are less than likely to be fully realized over the carryforward period based on current trends of income. We currently believe that it is still more likely than not that we will be able to realize our deferred tax assets related to our net operating loss carryforwards. However, negative evidence such as cumulative net losses over a period of time or continued reductions in the level of operating results may cause us to conclude that it is not likely that we are going to be able to realize all or a portion of our net deferred tax assets and we would record additional valuation allowance accordingly. As of April 1, 2007, we had federal net operating loss carryforwards of approximately $36.5 million, expiring at various dates through 2023 and gross FICA tip credit carryforwards of approximately $12.0 million, expiring at various dates through 2027.

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

New and Future Accounting Pronouncements

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our Condensed Consolidated Financial Statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective as of the beginning of the first fiscal year beginning after November 15, 2007. While we are still considering the implications of the pronouncement, the Company does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

We are subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds is not subject to fluctuating value because of their highly liquid short-term nature. As of April 1, 2007, we had $18.7 million of such funds invested in short-term maturing investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2007.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended April 1, 2007, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act, as amended) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 11, 2007, we announced that a Special Committee of our Board of Directors (“special committee”) had entered into a letter of intent with Kinderhook Industries, LLC to sell all of our assets (other than certain tax assets) to a new entity to be formed by Kinderhook. On March 1, 2007, we announced that the letter of intent expired pursuant to its terms and that the special committee was continuing to pursue a sale of the Company and that it had received indications of interest from a number of potential purchasers. There can be no assurance that any transaction agreement will be reached or consummated. We would be subject to several risks as a result of a merger or sale agreement, including the following:

•

If a definitive agreement is not signed and a sale is not completed, the share price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the sale would be completed;

•	Certain costs related to the sale, including legal, accounting and financial advisory fees, must be paid even if the sale is not completed;

•	Shareholder lawsuits may be filed against us in the event the Company enters into an agreement for a sale transaction; and

•	Our management and employees’ attention may be diverted from day-to-day operations;

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Shares

In January 2006, our Board of Directors approved a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. No shares were repurchased during the third quarter ended April 1, 2007. As of April 1, 2007, under this authorization we have repurchased a total of 191,480 shares of our common stock for approximately $1.3 million.

ITEM 3.	Defaults upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Description
2.1	Kinderhook Industries, LLC letter of intent to purchase assets of Champps Entertainment, Inc., incorporated herein by reference to the Company’s Current Report on Form 8-K filed January 17, 2007.

31.1	Certification of Michael P. O’Donnell pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of David D. Womack pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of Michael P. O’Donnell pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of David D. Womack pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

May 9, 2007	By:	/s/ Michael P. O’Donnell
Michael P. O’Donnell
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2007	By:	/s/ David D. Womack
David D. Womack
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)