Form 10-K
period 2007-07-01
CHAMPPS ENTERTAINMENT INC
filed 2007-09-06
CIK 1040328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Check One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended July 1, 2007

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the common stock as reported by the Nasdaq Global Market on December 29, 2006 of $6.95 per share, was $62,496,645. Solely for purposes of this computation, shares held by all officers, directors and 10% or more beneficial owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission that such officers, directors or 10% or more beneficial owners are, in fact, affiliates of the registrant.

Number of shares of voting securities, outstanding at August 31, 2007: 13,795,028 (consisting of 13,097,368 shares of outstanding common shares which are net of 191,480 treasury shares and 697,660 restricted shares or restricted share units).

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORM 10-K INDEX

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use words such as “may,” “believe,” “estimate,” “expect,” “plan,” "intend,” “project,” “anticipate” and similar expressions to identify forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, activities or developments, and they are subject to a number of risks, uncertainties and assumptions that could cause actual results to differ materially from those discussed in or implied by these forward-looking statements. Such forward-looking statements should, therefore, be considered in light of various important factors, including:

•	our ability to successfully develop and implement strategies to increase revenues and profitability;

•	our ability to achieve our key strategic initiatives, including menu changes, bar reinvigoration and real estate site selection strategy;

•	the highly competitive nature of the casual dining restaurant industry;

•	our ability to open and operate additional restaurants profitably;

•	our ability to secure additional debt or equity financing in the future;

•	our ability to control restaurant operating costs, including commodity prices, energy and insurance costs;

•	potential fluctuation in our quarterly operating results due to seasonality and other factors including the levels of pre-opening expenses for our new restaurants;

•	the continued service of key management personnel;

•	consumer perceptions of food safety;

•	changes in consumer tastes and trends and general business and economic conditions;

•	our ability to attract, motivate and retain qualified employees;

•	labor shortages or increased labor charges;

•	our ability to protect our name and logo and other proprietary information;

•	the impact of litigation and assessments;

•	the impact of federal, state or local government regulations relating to our associates, such as increases in minimum wage, or the sale of food and alcoholic beverages;

•	our ability to fully utilize income tax operating loss and credit carryforwards;

•	our inability to cancel or renegotiate unfavorable leases;

•	our ability to repay or refinance our indebtedness;

•	our ability to maintain effective internal controls;

•	the ability of our restaurants to cover their asset values and avoid asset impairment charges;

•	our ability to complete the merger with F&H Acquisition Corp. including our ability to satisfy the conditions set forth in the merger agreement with F&H Acquisition Corp;

•	the possibility of a termination of the merger agreement with F&H Acquisition Corp.; and

•	our ability to preserve our business organization and our relationships with employees, customers and suppliers pending the completion or termination of the merger with F&H Acquisition Corp.

Certain of these factors are discussed in more detail under “Item 1A. Risk Factors.” We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and, therefore, readers should not place undue reliance on these forward-looking statements.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Champps,” “we,” “us” and “our” refer to Champps Entertainment, Inc. and our consolidated subsidiaries. Our fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005 are referred to as fiscal 2007, 2006 and 2005, respectively. Fiscal 2005 contained 53 weeks while fiscal 2007 and 2006 each contained 52 weeks.

PART I

Item 1.	Business.

Recent Developments

On July 3, 2007, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F&H Acquisition Corp., a Delaware corporation (“F&H”), and Last Call Acquisition Corp., a Delaware corporation and a newly-formed, wholly-owned subsidiary of F&H (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Company common stock (other than any shares held in treasury by the Company and any shares as to which the holder has properly demanded appraisal of his or her shares under Delaware law) will be converted into the right to receive $5.60 in cash, or $74.8 million in total, without interest (the “Merger Consideration”). Following completion of the Merger, we will be a wholly-owned subsidiary of F&H. F&H is the parent company of Fox & Hound Restaurant Group, a pub-themed concept with 88 units in operation. F&H is owned by two private equity fund sponsors, Newcastle Partners, L.P. and Steel Partners II L.P., and the senior management of F&H.

Stockholders are scheduled to vote on the approval and adoption of the Merger Agreement at a special meeting of stockholders to be called for that purpose which will be held on September 28, 2007, and if the Merger is approved, it is currently anticipated that the Merger will be completed on October 1, 2007. Completion of the Merger is subject to the satisfaction of certain other customary closing conditions as set forth in the Merger Agreement, including the absence of certain changes and the obtaining of certain third party consents. The Merger is not subject to any financing condition.

Additional information about the Merger and the Merger Agreement is contained in our proxy statement dated August 28, 2007, copies of which have been filed with the Securities and Exchange Commission (“SEC”) and mailed to our stockholders.

Statements throughout this Annual Report on Form 10-K that set forth management’s intentions, beliefs or views are those of its present management and assume that the Company continues as an independent entity. Should the Merger be completed and a change in management occurs, new management may have different intentions, beliefs or views.

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

As of September 1, 2007, we owned and operated 48 restaurants in 18 states and had 13 additional restaurants operating under franchise or license agreements in five states primarily under the names Champps Americana, Champps Restaurant and Champps Restaurant and Bar. Overall, we operate and franchise or license in a total of 21 states. Our menu is comprised of items primarily made from scratch on the premises. Our menu includes a large selection of appetizers as well as main course salads, entrée and pasta selections, premium sandwiches, specialty burgers and wraps, along with additional regularly changing specials. Our menu is designed to provide our guests with appropriate choices to meet their dining preference throughout our four distinct day-parts: lunch, after-work, dinner and late night. Our average check per dining room guest was approximately $14.01 in fiscal 2007, excluding alcoholic beverages.

We did not open any company-owned restaurants and closed one company-owned restaurant in fiscal 2007. Our current restaurants range in size from approximately 7,000 to nearly 12,100 square feet and seat 207 to 360 guests. During fiscal 2007, the average unit sales of our restaurants opened for the entire 12 months was approximately $4.0 million. Our average unit sales are higher than many restaurant companies in the casual dining industry. Our restaurants principally rely on frequent visits and loyalty from our guests who work, reside or shop nearby, rather than tourist traffic. Typically, our restaurants are located within large metropolitan areas that draw fan interest in professional and collegiate sport teams to allow us to promote the broadcasting of these sporting events in our restaurants.

Our financial results for fiscal 2007 included:

•	Consolidated revenues decreased by 4.3% to $198.1 million.

•

A loss before income taxes of $0.9 million was recorded in fiscal 2007 compared to income before income taxes of $0.6 million in the prior fiscal year. Included in fiscal 2007’s and 2006’s results were asset impairment charges and restaurant closings/disposals of $0.5 million and $2.1 million, respectively. Also, included in fiscal 2007’s results was potential company sale expense of $0.7 million.

•

A loss from discontinued operations, net of tax, of $0.3 million was recorded in fiscal 2007 compared to $3.1 million in the prior fiscal year. The loss from discontinued operations, net of tax, relates to the operations of three locations which were closed in May 2006 and one location closed in January 2007 including related asset impairment charges and restaurant closing/disposal costs.

•

A net loss of $7.9 million, or $0.60 diluted loss per share, was reported in fiscal 2007 compared to a net loss of $1.6 million, or $0.12 diluted loss per share, in fiscal 2006. The net loss for 2007 included additional income tax expense of $8.1 million related to charges to establish a valuation allowance on certain income tax credits whose full realization is not more likely than not based on our income trends.

•	At July 1, 2007, we had cash and cash equivalents of $19.4 million, reflecting a net increase of $9.9 million for fiscal 2007.

Business strategy

Our objectives continue to revolve around building our brand awareness and guest loyalty. We intend to achieve this goal principally by providing our guests with exceptional food, uncompromising service and an exciting ambiance during each of our four day-parts, thus increasing our sales and profits.

Over the last two fiscal years, we have been working on certain key strategic initiatives outlined below. We believe we have made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that beginning in the second half of fiscal 2006 our efforts have been hampered by macroeconomic factors that were generally believed to negatively impact sales of many companies in the full-service casual restaurant industry. These macroeconomic factors include higher gas prices, higher health care costs, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals can ultimately be achieved through these initiatives.

•

Menu Changes: Our main goal has been to renew the focus in the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our menu items and ultimately greater guest satisfaction. Improving our consistency in food execution was a key focus to improve guest satisfaction during fiscal 2007.

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

Because of our confidence in our product offerings, we increased our menu prices by approximately 1.6% in September 2006, and will consider additional increases in fiscal 2008.

•

Validation and Training Programs: This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers.

In fiscal 2006, we recertified and validated all of our restaurant managers and we also targeted certain training toward our hourly employees. Heightened and enhanced training was also a key focus for us in fiscal 2007. We revamped a number of our training programs including use of new training tools and techniques and also are in the process of providing leadership development programs for select management level employees. We completed a “visioneering” process near the end of fiscal 2006 to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program was rolled-out system-wide in fiscal 2007 as a key focus in our 2007 training program.

•

Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. Our goal has been to reverse this trend and attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Over the past two fiscal years, we have implemented a training program aimed at improving customer service levels, updated or replaced draft beer systems, and added beer mug chillers in all of our restaurants. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices have been adjusted based on competitive considerations and we have modified happy hour programs in a number of stores to enhance the guest experience.

•

Revised General Manager Bonus Plan: At the start of fiscal 2006, we implemented a more aggressive and performance-based bonus plan for our managers based on monthly unit level cash flow improvements over the prior year. We believe this plan provides our restaurant managers with greater performance-based compensation and an increased sense of accountability and ownership in their restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operations may purchase a cash flow interest in the restaurants they operate and oversee. As of July 1, 2007, 21 of our general managers and five of our directors of operations had executed such agreements.

•

Real Estate Strategy: While we did not open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, we are using a multi-factor, risk-analysis regression software model, developed by an outside consultant, aimed at accurately predicting sales levels and decreasing the risks associated with opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and closed one underperforming location in January 2007. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if further closures are warranted.

•

Franchise Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives (such as menu design and prototype development) as important precursors to our franchising efforts. We started increasing our franchising sales efforts in the second half of fiscal 2007 and have signed a development agreement with a new franchisee candidate to develop two new restaurants in Northern California.

Growth strategy

In fiscal 2004 and 2003, we opened seven restaurants in each year. However, we slowed our restaurant growth in both fiscal 2006 and fiscal 2005, opening only one new restaurant in fiscal 2006 and four new restaurants in fiscal 2005. Also, we closed three underperforming stores in May 2006 and closed another restaurant in January 2007. We did not open any restaurants in fiscal 2007, but plan to open at least one new company-operated restaurant in fiscal 2008. We have focused our attention on reversing the negative sales trends at our existing restaurants instead of continuing to expand the concept as we have done in the past.

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

We plan to pursue opening more franchised Champps locations. In August 2007, we franchised a location in San Antonio, Texas which we previously operated as a corporate location. In fiscal 2007, we signed a development agreement with a new franchise candidate to develop two new restaurants in Northern California. A licensed/joint venture Champps operation opened in the Dallas/Fort Worth, Texas airport terminal in October 2005 and a new franchised Champps restaurant opened in Des Moines, Iowa in August 2004. Although we have no obligation to do so, in the future we may seek to acquire some or all of our 13 franchised/licensed restaurants from our franchisees/licensees. This may require additional capital.

Day-part allocation

We believe our ability to serve our guests in each of our four distinct day-parts is a strength for our concept. The following table depicts the percentage of overall company-owned restaurant sales during fiscal 2007 attributable to each of our day-parts. During this period, our food sales and alcoholic beverage sales as a ratio of total food and beverage sales was 71.2% and 28.8%, respectively. Champps merchandise and other sales totaled $357,000 and were only 0.2% of overall sales in fiscal 2007.

Sales by Day Part - Fiscal 2007

	Food Sales	Alcoholic Beverage Sales	Food and Alcoholic Beverage Sales
Lunch
Open to 4:00 PM	41.3%	16.5%	34.3%
After Work
4:00 to 7:00 PM	29.6%	36.8%	31.6%
Dinner
7:00 to 10:00 PM	26.1%	35.7%	28.8%
Late Night
10:00 to close	3.0%	11.0%	5.3%

	100.0%	100.0%	100.0%

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

Menu

Currently, we offer our guests a comprehensive selection of approximately 84 items, primarily made on the premises from scratch, which includes a selection of 19 appetizers, 14 main course salads, 26 entrée and pasta selections and 25 premium sandwiches, specialty burgers and wraps. We also feature six to eight specials that typically change quarterly, allowing us to routinely refine our menu offerings and keep our selections fresh for our frequent visitors. We believe that the broad range of our menu provides multiple dining options during each of our day-parts.

We emphasize freshness and quality in our food preparation and focus on maintaining our reputation for creative and high quality menu offerings. Many of our fresh sauces, salad dressings, batters and mixes are prepared from scratch daily in our restaurants using high-quality and fresh ingredients.

The food items on our current menu range from $5.79 to $14.49 for appetizers, $7.99 to $13.49 for main plate salads, $9.49 to $19.99 for entrée and pasta selections and $7.99 to $10.99 for premium sandwiches, specialty burgers and wraps. For fiscal 2007, our average guest check in our dining room was approximately $14.01, excluding alcoholic beverages. Our sophisticated, full service bar offers approximately 24 selections of wine, most of which are available by the glass, 20 draft and bottled domestic and imported beers, as well as premium liquor and specialty drinks. Sales of alcoholic beverages represented approximately 28.8% of total food and beverage sales during fiscal 2007.

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

Marketing and advertising

Historically, we have relied primarily on guest referrals rather than external marketing initiatives to promote our brand. Frequent visits from our loyal guests are necessary to generate the high volume of sales in our restaurants. Within our restaurants we continually promote special events and upcoming entertainment activities as well as special menu items or drinks to increase guest frequency, average guest spending and overall sales. Marketing activities are communicated to our guests within our restaurants via printed displays such as posters, banners, table top displays and menu inserts. Additionally, we regularly utilize video presentations on our many monitors to promote menu items and special events. During the last three fiscal years, our expenditures for advertising and promotions were less than 2.0% of total restaurant sales.

On occasion we engage in paid advertising for individual restaurant locations including newspaper and radio advertisements. We have a permission based e-loyalty program in place which allows us to send news of special offers and events to regular customers via email.

We utilize a variety of local marketing systems to gain awareness in the community around our restaurants. We frequently work with area schools, hotels, theatres, office buildings and retail establishments to encourage new or repeat traffic in our restaurants.

In 2007, we raised $50,000 for the Boys and Girls Clubs of America in connection with our March college basketball tournament promotion which featured a chance to go to the tournament finals with former NBA player, Spud Webb.

Operations

Restaurant management. As of September 1, 2007, we had six directors of operations who oversee approximately eight restaurants each and who supervise the general managers at each restaurant in their area. Due to the complexity of our operations and to ensure our high level of guest service, our restaurant management is divided into three areas, the general manager, front-of-house managers and back-of-house managers, each of whom are supported by additional staff members. Our managers are frequently promoted from within Champps to encourage continuity and opportunities for development, as well as enhance our corporate culture. We compensate our management team through a combination of base salary and bonuses based on achieving established performance levels.

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

We provide all new employees with a complete orientation and training for their positions to ensure they are able to meet our high standards and understand our Company policies. For servers, we require a minimum of six-days training on how to serve our food, safely and responsibly serve alcohol products, the composition and preparation techniques for each menu item, direction on how to treat and serve our guests and ways to promote our business. Our food preparation staff undergo an intensive five-day hands-on training program for their respective positions, which includes a review of our safety procedures. The training encompasses classroom instruction, on-the-job training programs for each position, and testing of the new employee’s progress at pre-determined stages within the training schedule.

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

General manager and director of operations partner programs

In fiscal 2006, we started inviting certain of our general managers and directors of operation (collectively referred to as “partners”) to enter into a seven-year employment agreement and also enter into an agreement to purchase an interest in their restaurants’ monthly cash flows (“cash flow bonus interest”) for the duration of the agreement to facilitate the development, leadership and operation of our restaurants. As of July 1, 2007, 21 of our general managers and five of our directors of operations had executed such agreements. Under the agreement, each partner is required to make a capital contribution in exchange for their percentage cash flow bonus interest in the restaurant or region the partner manages and we have the option to purchase their cash flow bonus interest after a seven-year period at a predetermined cash flow multiple, or earlier under certain conditions. Part of the partner’s capital contribution may be financed over a two-year period. The cash flow bonus interest purchased by each partner is five percent for general manager partners and three percent for directors of operations.

Restaurant franchise and licensing agreements

As of September 1, 2007, we had 13 franchised or licensed restaurants. In August 2007, we franchised a location in San Antonio, Texas which we previously operated as a corporate location. A franchise location in Omaha, Nebraska was closed in January 2007 and a new licensed/joint venture restaurant opened in the Dallas/Fort Worth, Texas airport terminal in October 2005. Seven of our current franchised / licensed restaurants are located in the Minneapolis, Minnesota area and two are located in Milwaukee, Wisconsin. We also have one franchised / licensed restaurant in each of Dallas, Texas, Des Moines, Iowa, and Sioux City, South Dakota. We have a total of six franchisees/licensees, of which three own 10 of the 13 franchised or licensed restaurants.

We have signed development agreements with new franchisee candidates to open two new Champps restaurants in Northern California and three Champps restaurants in Southern Texas.

Our revenue from current franchisee / licensee agreements represented approximately 0.3% of our revenue in fiscal 2007. Each franchisee / licensee is responsible for all direct costs involved in the construction and maintenance of their restaurants. We provide menu development and marketing support on a limited basis. Franchisees are required to provide periodic financial reports and annual financial statements to our corporate office for performance measurement and fee calculations. Although we have no obligation to do so, we may seek to acquire one or more of our existing franchised restaurants if they meet our acquisition criteria.

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

To maximize purchasing efficiencies and to provide for the freshest ingredients for our menu items, each restaurant’s management determines the quantities of food and supplies required. Our centralized purchasing staff specifies the products to be used at our restaurants, designates the vendors from whom to purchase these products, and provides suppliers with detailed ingredient specifications.

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

Seasonality

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2007, 2006, and 2005, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our first quarter (July through September). Our fourth quarter (April through June) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

Employees

As of September 1, 2007, we had approximately 5,400 employees on the Champps team, 31 whom worked at our corporate headquarters with the remainder working in our restaurants or as field support personnel. We do not have any collective bargaining agreements. We consider our employee relations to be good.

History

The original Champps concept began operations in 1984 and grew to eight restaurants by December 1995. In 1996, DAKA International, Inc. (“DAKA”), a large publicly traded food service management and restaurant company, purchased Champps to add to its portfolio of restaurant concepts. As part of a corporate restructuring in 1997, DAKA’s food service businesses were spun off and the shareholders retained ownership of the restaurant businesses, which included Champps, Fuddruckers, the Great Bagel & Coffee Company, Casual Dining Ventures and Restaurant Consulting Services. The new company was named Unique Casual Restaurants, Inc. At the end of 1998 and early 1999, Fuddruckers and Restaurant Consulting Services were sold to separate buyers. In June 1999, Unique Casual Restaurants closed Great Bagel & Coffee Company and Casual Dining Ventures and changed its name to Champps Entertainment, Inc. Today, we operate predominantly with a single brand know as Champps or Champps Americana.

Operating locations

We lease all but one of our restaurants. The initial term of our restaurant leases expire at varying times commencing in 2009. Nearly all of our leases are for fifteen to twenty year terms with renewal options extending our leases from five to twenty additional years.

Our existing company-operated restaurants average approximately 9,160 square feet in size for conditioned space with the range among our restaurants varying from approximately 7,000 to 12,100 square feet. Our average restaurant has approximately 285 seats in the conditioned space, with the number of seats varying from 207 to 360 seats among our restaurants. Many of our restaurants have seating in non-conditioned porches, patios or terraces which add up to 132 additional seats and 41 seats on average.

The following table sets forth our company-operated and franchised / licensed restaurants at July 1, 2007.

Company Owned Restaurant Locations Total 49		Franchised / Licensed Restaurant Locat Total 12

CALIFORNIA	MINNESOTA	IOWA
Irvine	Eden Prairie	Des Moines
COLORADO	Minnetonka	MINNESOTA
Colorado Springs	Richfield	Burnsville
Denver	NEW JERSEY	Maple Grove
Littleton	Edison	Maplewood
DELAWARE	Marlton	Minneapolis
Wilmington	NEW YORK	New Brighton
FLORIDA	Rochester	St. Paul
Ft. Lauderdale	NORTH CAROLINA	Woodbury
Tampa	Durham	SOUTH DAKOTA
GEORGIA	Raleigh	Sioux Falls
Alpharetta	OHIO	TEXAS
ILLINOIS	Cincinatti	Dallas
Lincolnshire	Columbus (3)	WISCONSIN
Lombard	Dayton	Milwaukee
Orland Park	Lyndhurst	Brookfield
Schaumburg	Valley View
Skokie	West Chester
INDIANA	Westlake
Indianapolis (2)	PENNSYLVANIA
LOUISIANA	King of Prussia
Baton Rouge	Philadelphia (2)
MARYLAND	TEXAS
Columbia	Addison
MICHIGAN	Houston
Lansing	Las Colinas
Livonia	San Antonio (a)
Troy	VIRGINIA
Utica	Arlington
Fairfax
Reston
Richmond

(a)	This location was franchised in August 2007.

Restaurants expected to open

We have signed a lease for a new site in Naperville, Illinois which is expected to open in fiscal 2008.

Closed restaurants

We closed three restaurants in May 2006 and one restaurant in January 2007. It may prove prudent to close additional restaurants in the future. As of July 1, 2007, we had exited two of the closed locations through a lease termination agreement and purchased one closed location from our landlord in consideration of a payment in the amount of $3.2 million in fiscal 2006 with disposal of the location occurring in fiscal 2007 through resale of the property for $2.6 million. We expect to exit the other closed location through a sublease which is signed and scheduled to commence in September 2007. We have recorded a liability associated with this sublease of $0.7 million at July 1, 2007, as the sublease rentals we receive will be less than our obligations under the master lease agreement.

Trademarks

Through our operating subsidiaries, we have registered a number of trademarks and service marks with the United States Patent and Trademark Office and with certain states, including, but not limited to the trade names: “Champ's,” “Champps,” and “Champps Americana.”

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired the “Champ’s” and “Champps” service marks, trademarks and trade names, we agreed to pay the seller an annual fee. For fiscal 2007, the maximum fee was equal to the lesser of $355,000 or one-quarter percent (0.25%) of the gross sales of certain Champps restaurants, excluding two of our oldest restaurants, and we paid the maximum amount payable under this agreement. The maximum fee payable is increased annually by the lesser of the increase in the consumer price index or 4.0%.

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

In addition, our restaurants are subject to “dram shop” statutes in certain states, which generally give a person injured by an intoxicated person the right to recover damages from the establishment that has illegally over-served alcoholic beverages to the intoxicated person. For fiscal 2007, we carried liquor liability coverage in the amount of $1.0 million per occurrence subject to an aggregate annual policy limit of $5.0 million, with a $0.25 million deductible per occurrence.

The Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. Complying with the ADA, which mandates accessibility standards for individuals with physical disabilities, may increase the cost of construction of new restaurants and of remodeling older restaurants.

We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant portion of our food service personnel are paid at rates related to federal or state minimum wage rates, and accordingly, increases in any such minimum wage especially for tipped employees will generally increase our labor costs.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to the reports, will be provided without charge upon written request addressed to: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124 and will also be available on our web site at www.champps.com under the heading “About / Invest / Financial Information,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Code of Business Conduct and Ethics is available on our website under the headings “About / Invest / Corporate Governance.”

Item 1A.	Risk Factors

In evaluating our business, you should carefully consider the risks and uncertainties discussed in this section in addition to other information presented in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only risks we face. If any of these risks and uncertainties actually occurs, our business operating results or financial condition could be materially affected and the market price of our stock may decline. Risks related to our Company and business include:

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

The failure of our existing or new restaurants to perform as anticipated could adversely affect our business

As of July 1, 2007, we owned and operated 49 restaurants. The results achieved by these restaurants may not be indicative of longer-term performance or the potential market acceptance of restaurants in other locations. We cannot assure you that any new restaurant we open will have similar operating results to those of prior restaurants. We anticipate that our new restaurants will take at least several months to reach anticipated long term profitability levels due to inefficiencies typically associated with new restaurants.

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

The success of our restaurants depends in large part on location. There can be no assurance that current locations will continue to be attractive, as demographic patterns change. Possible declines in neighborhoods or businesses where our restaurants are located, or economic conditions surrounding those neighborhoods, could result in reduced sales in those locations.

Our future growth depends on our ability to open new restaurants, and we may not be able to achieve our goals for unit expansion

Our ability to expand our operations through the opening of new restaurants is important to our future financial success. Since fiscal 1997 through fiscal 2007, we have expanded our operations from 12 company-owned restaurants in nine states to 49 company-owned restaurants in 18 states. We did not open any restaurants in fiscal 2007, but expect to open at least one new company-operated restaurant in fiscal 2008. We have experienced delays in restaurant openings from time to time and may experience delays in the future. We cannot guarantee that we will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, we cannot assure that any restaurant we open will obtain operating results similar to those of our existing restaurants or will not adversely affect the results of other Champps restaurants in the same market. The success of our future expansion will depend upon numerous factors, many of which are beyond our control, including the following:

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

We may require additional capital to expand our business

Changes in our operating plans, acceleration of our expansion plans through internal growth or acquisitions, lower than anticipated sales, increased expenses or other events may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans, as well as our financial condition and results of operations. Additional debt financing, if available, may involve significant cash payment obligations and covenants or financial ratios that restrict our ability to operate or grow our business. See “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Increases in utility, insurance or other costs could have a material adverse effect on our results of operations

Our restaurants’ operating margins are affected by fluctuations in the price of utilities such as natural gas, electricity and water. The premiums that we pay for our insurance programs, including workers’ compensation, general liability, health and directors’ and officers’ liability, may increase at any time as may the amount we pay for claims experienced under our high deductible programs. Also, our restaurants incur a number of other costs in order to operate not limited to supplies, services, banking/credit card fees and repair and maintenance costs. All such costs may increase at any time and negatively affect our operating margins.

We depend on the services of key executives and management, the loss of who could materially harm our business

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

Litigation or assessments could have a material adverse effect on our business

We are subject to complaints or allegations from current and former or prospective employees from time to time. In addition, we are subject to complaints or litigation from guests alleging discrimination, illness, injury or other food quality, health or operational concerns. We may be adversely affected by publicity resulting from such allegations, regardless of whether such allegations are valid, whether we are liable, or whether such allegations involve one of our franchisees or licensees. A lawsuit or claim could result in an adverse decision that could have a material adverse effect on our business.

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

In connection with the spin-off of DAKA in late 1997, we assumed certain contingent liabilities of DAKA. Under our Post-Closing Covenant Agreement with DAKA, we are responsible for certain resulting liabilities and handling the defense of these claims, including the appeals, which have previously been significant.

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

Although “Champps,” “Champ’s” and “Champps Americana” are federally registered trademarks, there are other restaurants and bars that operate under similar names. If these restaurants or bars are affected by negative publicity and consumers confuse these competitors with our Champps branded restaurants, our operating results could be adversely affected.

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

For fiscal 2007, approximately 28.8% of our restaurant food and beverage sales were attributable to the sale of alcoholic beverages, and we believe our ability to serve these beverages is an important factor in attracting guests. Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time, which could include sales to minors or intoxicated persons. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our restaurants. The failure of a restaurant to obtain or retain liquor or food service licenses would adversely affect the restaurant’s operations.

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

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards

As of July 1, 2007, we had federal net operating loss (“NOL”) carryforwards of approximately $36.1 million and FICA tax credit carryforwards of approximately $12.5 million. The federal NOL’s expire at various times through 2023 and the FICA tip tax credits expire at various times through 2027. Also as of July 1, 2007, we had certain state net operating loss carryforwards totaling $5.0 million expiring at various dates through 2024. In fiscal 2007, we recorded a valuation allowance expense of $8.1 million against our deferred tax assets as we now expect that certain of our FICA tax credit carryforwards will no longer more likely than not be realized.

Our financial results are subject to fluctuations due to the seasonal nature of our business

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2007, 2006, and 2005, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our first quarter (July through September). Our fourth quarter (April through June) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity, or lack thereof, of sporting events, holidays (including which day of the week the holiday occurs) and weather.

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

We may not be able to repay or refinance our indebtedness

Our long-term debt is principally comprised of a $15.0 million face value issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. Based on the current market price of our common stock, it is not likely that the convertible debt holders will convert their debt into shares prior to December 2007. In connection with the Merger, we have called the notes for redemption at par plus accrued and unpaid interest subject to the completion of the Merger and the availability of sufficient funds. If the Merger is not completed for any reason, we expect to repay the notes either with available cash, the proceeds from credit facility borrowings, new debt or a combination of these sources. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

A failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price

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

If certain of our restaurants fail to perform at a level sufficient to cover their asset value, we may be forced to incur further write-downs of our assets, which could negatively impact our financial performance

Based on our evaluation of the estimated fair values of impaired assets of our underperforming restaurants we recorded asset impairment charges of $0.3 million covering one restaurant, $4.3 million covering three restaurants and $6.6 million covering four restaurants during fiscal 2007, fiscal 2006 and fiscal 2005, respectively1. Additionally, we have five additional restaurants open for at least six quarters which had triggering events and cash flow over the last twelve months not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of July 1, 2007, the long-lived asset value of these five restaurants was $7.4 million. We have not recorded an impairment charge at this time for these restaurants because management believes that each of these restaurants has the opportunity to improve their cash flows to a level sufficient to cover their asset value once external factors impacting their sales are properly addressed. However, there can be no assurance that we will not experience circumstances in the future that require us to write-down assets of these or other restaurants.

Failure to Complete the Proposed Merger Could Adversely Affect Our Business

If the Merger is not completed for any reason, our business could suffer for a number of reasons, including the following:

•	The share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the sale would be completed;

[1]	$2.1 million and $4.6 million of asset impairment charges in fiscal 2006 and fiscal 2005, respectively, were recorded as discontinued operations.

•	Certain costs related to the Merger, including legal and certain financial advisory fees, must be paid even if the sale is not completed;

•

We may be required to pay F&H Acquisition Corp. a termination fee of $2.25 million and reimburse it for its out-of-pocket fees and expenses incurred up to a maximum of $750,000, if the merger agreement is terminated under certain circumstances defined in the Merger agreement;

•	Additional lawsuits may be filed against us (see Item 3. “Legal Proceedings” below);

•	Our management and employees’ attention may be diverted from day-to-day operations;

•	A failed merger may result in negative publicity and/or a negative impression of us in the investment community.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

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

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and “Accrued Insurance Costs” in Note 9 of Notes to Consolidated Financial Statements) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers’ compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies, however AIG has not released the surety bond or the letter of credit. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that the policies were with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of AIG, and that the letter agreement is not valid. National Union contends that it is owed more than $2 million by Champps. Champps intends to vigorously defend its position in this matter.

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

On July 13, 2007, a purported stockholder class action complaint was filed against us, our directors, and F&H Acquisition Corp. in the District Court of Douglas County, Colorado. The amended complaint alleges, among other things, that the named defendants breached their fiduciary duties or aided and abetted in the breach of those fiduciary duties in connection with the proposed acquisition of the Company by F&H Acquisition Corp. by failing to maximize stockholder value and by failing to disclose certain material information relating to the sale process leading up to the Merger. Among other things, the complaint seeks to enjoin the completion of the Merger. We believe that the claims asserted are without merit and all of the defendants intend to defend the suit vigorously. The absence of an injunction prohibiting the consummation of the Merger is a condition of the completion of the Merger.

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

	High	Low
Fiscal 2007
First Fiscal Quarter	$6.57	$4.76
Second Fiscal Quarter	7.12	5.96
Third Fiscal Quarter	6.80	5.26
Fourth Fiscal Quarter	5.85	4.43
Fiscal 2006
First Fiscal Quarter	$8.18	$6.83
Second Fiscal Quarter	7.38	6.46
Third Fiscal Quarter	8.35	6.56
Fourth Fiscal Quarter	8.25	6.31

On August 31, 2007, there were approximately 1,726 holders of record of the Company’s common stock. On August 31, 2007, the closing price of the Company’s common stock was $5.39 per share.

We have never declared or paid dividends on our common stock. We have not ruled out the possibility of paying dividends on our common stock in the future. Such decisions will be based on various financial considerations including without limitation the availability of cash and the need for cash for expansion, debt repayment or other needs.

During the fourth quarter ended July 1, 2007, there were no sales of equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In January 2006, our Board of Directors approved a plan to use up to $5.0 million to repurchase our common stock from time to time over the next two years. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. No shares were repurchased during the fourth quarter ended July 1, 2007. As of July 1, 2007, under this authorization we have repurchased a total of 191,480 shares of our common stock for approximately $1.3 million.

Performance Graph

The following graph compares the cumulative 5-year total return to shareholders on Champps Entertainment, Inc.’s common stock relative to the cumulative total returns of the Russell 3000 index and the S&P Small Cap Restaurant index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on June 30, 2002 and its relative performance is tracked through July 1, 2007. Historic stock price is not indicative of future stock price performance.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act of 1933, as amended or the Securities Act of 1934, as amended.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Champps Entertainment, Inc., The Russell 3000 Index

And The S&P Small Cap Restaurant Index

*	$ 100 invested on 6/30/02 in stock or index-including reinvestment of dividends.

	6/30/02	6/29/03	6/27/04	7/3/05	7/2/06	7/1/07
Champps Entertainment, Inc.	100.00	38.98	70.36	60.77	53.73	38.90
Russell 3000	100.00	100.95	115.89	131.60	143.70	172.54
S&P Small Cap Restaurant	100.00	98.54	115.49	153.22	147.61	153.93

Securities Authorized for Issuance Under Equity Compensation Plans.

The information regarding securities authorized for issuance under equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of July 1, 2007, July 2, 2006, July 3, 2005, June 27, 2004 and June 29, 2003 and the statements of operations data for each of the five fiscal years in the period ended July 1, 2007 presented below are derived from our audited consolidated financial statements.

Historical results for three restaurants closed in May 2006 and one restaurant closed in January 2007 have been excluded from income from continuing operations and classified as “discontinued operations”. Certain other amounts have been reclassified for earlier periods to conform to the fiscal 2007 presentation. These reclassifications have no impact on net income (loss) or net income (loss) per share.

The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and “Management's Discussion and Analysis of Results of Operations and Financial Condition” included in Part II, Item 7 of this Annual Report on Form 10-K.

	As of and for the Fiscal Years Ended
	July 1, 2007 (a)	July 2, 2006 (b)	July 3, 2005 (c)	June 27, 2004	June 29, 2003 (d)
	(in thousands, except per share data)
Statements of Operations Data:
Total revenue	$198,069	$207,030	$210,669	$198,968	$171,012
Severance	(136)	110	655	—	—
Asset impairment charges and restaurant closings / disposals	530	2,136	2,015	—	—
Potential company sale expense	666	—	—	—	—
Expenses (income) related to predecessor companies	12	(5)	358	1,171	282
Debt extinguishment costs	—	—	—	587	290
Income (loss) from continuing operations	(7,510)	1,534	3,051	4,856	19,049
Loss from discontinued operations, net of tax	340	3,092	3,300	584	983
Net income (loss)	(7,850)	(1,558)	(249)	4,272	18,066
Basic income (loss) per share:
Income (loss) from continuing operations	(0.57)	0.12	0.24	0.38	1.52
Loss from discontinued operations, net of tax	(0.03)	(0.24)	(0.26)	(0.05)	(0.08)
Net income (loss)	(0.60)	(0.12)	(0.02)	0.33	1.44
Diluted income (loss) per share:
Income (loss) from continuing operations	(0.57)	0.12	0.23	0.37	1.42
Loss from discontinued operations, net of tax	(0.03)	(0.24)	(0.25)	(0.04)	(0.07)
Net income (loss)	(0.60)	(0.12)	(0.02)	0.33	1.35
Basic weighted average shares	13,102	13,151	12,887	12,793	12,536
Diluted weighted average shares	13,102	13,213	13,118	13,000	13,683
Balance Sheet Data:
Total assets	$129,724	$136,702	$137,311	$133,749	$135,922
Long-term debt and capital lease obligations including current portion	14,908	14,707	14,649	18,563	28,550
Total shareholders’ equity	69,402	76,728	76,061	75,008	69,934

(a)	The fiscal year ending July 1, 2007 had recorded income tax expense of $8.1 million related to a valuation allowance placed against a portion of our FICA tip tax credit carryforwards.

(b)	Effective the beginning of fiscal 2006, the Company adopted SFAS 123(R), “Share-Based Payment”.

(c)	Consisted of 53 weeks. The other fiscal years presented consisted of 52 weeks.

(d)	The fiscal year ending June 29, 2003 had recorded income tax benefits of $15.1 million primarily related to reversals of valuation allowances previously recorded on deferred tax assets.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Overview

We are a restaurant company competing in the upscale casual dining market. As of July 1, 2007, we owned and operated 49 restaurants and franchised/licensed 12 restaurants primarily under one of the following names: Champps Americana, Champps Restaurant or Champps Restaurant and Bar. We operate and franchise / license restaurants in 21 states with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas. Champps’ menu consists of high quality ingredients, freshly prepared and served with exceptional service in an exciting environment through the use of videos, music, sports and promotions. Our restaurants generally are open seven days a week from 11:00 a.m. to 1:00 a.m. We serve our guests in the dining room and bar area during lunch, after work, during dinner and after dinner during our late night period.

The first Champps opened in 1984. At June 2002, we owned 34 restaurants. We opened seven restaurants in each of our fiscal years 2003 and 2004. In fiscal 2005, we opened four additional locations. We opened one Company-owned restaurant in fiscal 2006 and none in fiscal 2007. Also, a licensee/joint venture restaurant of which we own an eight percent equity interest opened in the Dallas/Fort Worth airport in October 2005. Our growth in the last two fiscal years has been purposely modest as we concentrated on certain initiatives outlined below aimed at improving our existing operations and redefining our growth plans and site selection criteria.

We closed three underperforming restaurants in May 2006 and closed one underperforming restaurant in January 2007. Financial results related to these four restaurants have been classified as discontinued operations in our Consolidated Financial Statements. We may close additional restaurants in the future. The ultimate decision on whether or not to close restaurants will depend on various factors including, without limitation, reaching mutually acceptable closure or lease concession arrangements with the landlords; assessing the alternatives of operating or subleasing to third parties; analyzing the improvement or further deterioration in revenues or profitability; and reviewing various other financial and operational considerations.

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

Historically, our primary sources of liquidity for funding our operations and expansion have been cash provided from operations, and other standard restaurant financing methods. Also, in 2003 we issued $15.0 million of 5.5% convertible subordinated notes due in December 2007 and warrants and in 2004 we secured a $25.0 million revolving bank credit facility. As of July 1, 2007, we did not have any outstanding borrowings under the bank credit facility, but had $2.8 million of letters of credit placed under the facility.

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

Our comparable sales trends have been negative for twelve consecutive quarters after being modestly positive for fiscal year 2004. We believe that certain site selection factors may have contributed to the lower sales, as well as, other external factors (such as the NHL hockey strike for the entire 2004/2005 NHL season) and economic factors affecting consumer spending.

Our average weekly sales per restaurant have also been decreasing over the last several years as our new stores have lower average weekly sales than our existing stores due in part to their reduced size. However, the average sales per square foot for our newer stores have been substantially lower than those of our more established locations. We have implemented a new site selection process which incorporates an improved analytical evaluation, which we believe will lead to more attractive restaurant results.

From a store operating margin perspective, our other operating expenses and occupancy have increased as a percent of restaurant sales primarily due to the fixed nature of these costs over lower average sales volumes for our restaurants. Rising costs coupled with negative comparable sales have also contributed to the decrease in operating margin.

Minimum wage increases have occurred in the last couple fiscal years in a number of states where we operate. While most of our kitchen staff are paid in excess of minimum wage levels and would typically not be affected by the increases, our server and bar staff are generally paid the tipped minimum wage and we generally must pay a higher hourly wage to those individuals as a result of the state mandated minimum wage increases.

Over the last two fiscal years, we have been working on certain key strategic initiatives outlined below. We believe we have made significant progress in many of these areas, but our goal of reversing our negative comparable sales trends and ultimately improving our long-term profitability has not yet materialized. We believe that beginning in the second half of fiscal 2006 our efforts have been hampered by macroeconomic factors that were generally believed to negatively impact sales of many companies in the full-service casual restaurant industry. These macroeconomic factors include higher gas prices, higher health care costs, higher interest rates and lower consumer confidence. We plan to continue to pursue our key strategic initiatives and enhancements thereto, described below, as we believe our goals can ultimately be achieved through these initiatives.

•

Menu Changes: Our main goal has been to renew the focus in the menu on popular, memorable and craveable items favored by our customers. We have been and plan to continue revising and improving our menu. The menu changes are intended to allow for better execution, increased quality of our menu items and ultimately greater guest satisfaction. Improving our consistency in food execution was a key focus to improve guest satisfaction during fiscal 2007.

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

Because of our confidence in our product offerings, we increased our menu prices by approximately 1.6% in September 2006, and will consider additional increases in fiscal 2008.

•

Validation and Training Programs: This continuous improvement effort is aimed at improving our systems and developing our people and culture while creating a heightened awareness of Champps’ mission of offering exceptional food and hospitality to our customers.

In fiscal 2006, we recertified and validated all of our restaurant managers and we also targeted certain training toward our hourly employees. Heightened and enhanced training was also a key focus for us in fiscal 2007. We revamped a number of our training programs including use of new training tools and techniques and also are in the process of providing leadership development programs for select management level employees. We completed a “visioneering” process near the end of fiscal 2006 to define and communicate our foundational ideas, principles and stakeholder commitments with the help of a consultant who pioneered the process. The visioneering program was rolled-out system-wide in fiscal 2007 as a key focus in our 2007 training program.

•

Bar Reinvigoration: For several years prior to fiscal 2006, our alcohol sales had declined as a percentage of overall revenues. Our goal has been to reverse this trend and attract new customers to our bars by improving service levels, ingredient quality and drink presentation. Over the past two fiscal years, we have implemented a training program aimed at improving customer service levels, updated or replaced draft beer systems, and added beer mug chillers in all of our restaurants. We also reworked many of our recipes and drink mixes and developed new specialty drinks for promotions. Prices have been adjusted based on competitive considerations and we have modified happy hour programs in a number of stores to enhance the guest experience.

•

Revised General Manager Bonus Plan: At the start of fiscal 2006, we implemented a more aggressive and performance-based bonus plan for our managers based on monthly unit level cash flow improvements over the prior year. We believe this plan provides our restaurant managers with greater performance-based compensation and an increased sense of accountability and ownership in their restaurant’s success. This bonus plan has been further enhanced by creating cash-flow arrangements under which selected general managers and directors of operations may purchase a cash flow interest in the restaurants they operate and oversee. As of July 1, 2007, 21 of our general managers and five of our directors of operations had executed such agreements.

•

Real Estate Strategy: While we did not open any new restaurants in fiscal 2007, our site selection process has been upgraded to include more rigorous evaluation of the success factors for new site development to allow us to achieve our expected investment returns on renewed future growth. To aid in this process, we are using a multi-factor, risk-analysis regression software model, developed by an outside consultant, aimed at accurately predicting sales levels and decreasing the risks associated with opening new restaurants. We expect to resume opening new restaurants in fiscal 2008. Also, as part of our real estate strategy, we closed three underperforming restaurants in May 2006 and closed one underperforming location in January 2007. We also plan to actively monitor and evaluate our restaurant portfolio on an ongoing basis to determine if further closures are warranted.

•

Franchise Development: We value franchising as a potentially profitable function but we purposely did not actively pursue this initiative in fiscal 2006 as we viewed the other initiatives (such as menu design and prototype development) as important precursors to our franchising efforts. We started increasing our franchising sales efforts in the second half of fiscal 2007 and have signed a development agreement with new franchisee candidates to develop two new restaurants in Northern California and three new restaurants in Southern Texas.

Our financial results for fiscal 2007 included:

•	Consolidated revenues decreased by 4.3% to $198.1 million.

•

A loss before income taxes of $0.9 million was recorded in fiscal 2007 compared to income before income taxes of $0.6 million in the prior fiscal year. Included in fiscal 2007’s and 2006’s results were asset impairment charges and restaurant closings/disposals of $0.5 million and $2.1 million, respectively. Also, included in fiscal 2007’s results was potential company sale expense of $0.7 million.

•

A loss from discontinued operations, net of tax, of $0.3 million was recorded in fiscal 2007 compared to $3.1 million in the prior fiscal year. The loss from discontinued operations, net of tax, relates to the operations of three locations which were closed in May 2006 and one location closed in January 2007 including related asset impairment charges and restaurant closing/disposal costs.

•

A net loss of $7.9 million, or $0.60 diluted loss per share, was reported in fiscal 2007 compared to a net loss of $1.6 million, or $0.12 diluted loss per share, in fiscal 2006. The net loss for 2007 included additional income tax expense of $8.1 million related to charges to establish a valuation allowance on certain income tax credits whose full realization is not more likely than not based on our income trends.

•	At July 1, 2007, we had cash and cash equivalents of $19.4 million, reflecting a net increase of $9.9 million for fiscal 2007.

Recent Developments

On July 3, 2007, we entered into the Merger Agreement with F&H and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Company common stock (other than any shares held in treasury by the Company and any shares as to which the holder has properly demanded appraisal of his or her shares under Delaware law) will be converted into the right to receive $5.60 in cash, or $74.8 million in total, without interest. Following completion of the Merger, we will be a wholly-owned subsidiary of F&H. F&H is the parent company of Fox & Hound Restaurant Group, a pub-themed concept with 88 units in operation. F&H is owned by two private equity fund sponsors, Newcastle Partners, L.P. and Steel Partners II L.P., and the senior management of F&H.

Stockholders are scheduled to vote on the approval and adoption of the Merger Agreement at a special meeting of stockholders called for that purpose which will be held on September 28, 2007, and if the Merger is approved, it is currently anticipated that the Merger will be completed on October 1, 2007. Completion of the Merger is subject to the satisfaction of certain other customary closing conditions as set forth in the Merger Agreement, including the absence of certain changes and the obtaining of certain third party consents. The Merger is not subject to any financing condition.

Additional information about the Merger and the Merger Agreement is contained in our proxy statement dated August 28, 2007, copies of which have been filed with the SEC and mailed to our stockholders.

Financial Definitions

Revenue - Our revenue is comprised of restaurant sales and net franchise royalties and fees. Restaurant sales are comprised almost entirely of food and beverage sales with approximately 0.2% of the restaurant sales represented by sales of Champps’ merchandise and other revenue. In calculating our Company-owned comparable restaurant sales, we include restaurants open at least 18 months. As of July 1, 2007, 48 restaurants of our total 49 restaurants in operation were included in our comparable sales calculation.

Cost of Sales and Operating Expenses - Product costs are composed primarily of food and beverage expenses. Labor costs include direct hourly and management wages, our restaurant employee’s wages during training, bonuses, workers’ compensation and payroll taxes and benefits for restaurant employees. Other operating expenses includes restaurant supplies, marketing costs specifically related to the restaurants’ activities, utilities, repairs and maintenance, banking and credit card fees and other directly related restaurant costs. Occupancy costs include land and building operating lease rents, percentage rent, common area maintenance charges, general liability and property insurance and real estate and personal property taxes. Pre-opening expenses, which are expensed as incurred, consist of direct costs related to hiring and training the initial restaurant workforce and other expenses incurred prior to the opening of a new restaurant that are directly associated with opening the new restaurants. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period in accordance with a new accounting pronouncement.

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

Other Financial Definitions - Severance expense consists of the cost associated with the separation agreements with certain former employees. Asset impairment charges and restaurant closings / disposals relate to write-down of assets of certain under-performing restaurants to their estimated fair value and costs for exits and closures which are not classified as discontinued operations. Other (income) expense, net generally consists of gains or losses on asset disposals primarily from asset replacements and estimated buy-out expense related to the bonus buy-in agreements but also included a settlement gain relative to credit card fees in fiscal 2007 and an investment gain in fiscal 2005. Interest expense and income, net consists of interest expense on notes payable and capitalized lease obligations and amortization of loan fee costs partially offset by interest income earned on excess cash balances and interest capitalized as part of the construction process. Expenses related to predecessor companies consist of expenses for indemnity obligations related to the spin-off of DAKA in 1997. Discontinued operations consist of operating results, asset impairment charges and exit and closure costs for the three restaurants closed in May 2006 and the one restaurant closed in January 2007. Discontinued operations are reported on a basis net of income taxes.

Fiscal Calendar - We utilize a 52/53 week fiscal year ending on the Sunday closest to June 30. Fiscal 2007 and fiscal 2006 consisted of 52 weeks while fiscal 2005 consisted of 53 weeks. The extra week in fiscal 2005 fell in the first quarter.

Results of operations

The following table sets forth certain financial information for the Company (dollars in 000’s).

	Fiscal Year Ended
	July 1, 2007		July 2, 2006		July 3, 2005 (a)
Revenue:
Sales	$197,389	99.7%	$206,387	99.7%	$210,048	99.7%
Franchising and royalty, net	680	0.3	643	0.3	621	0.3

Total revenue	198,069	100.0%	207,030	100.0%	210,669	100.0%

Cost of sales and operating expenses
(as a percentage of sales)
Product costs	56,448	28.6%	58,180	28.2%	59,760	28.5%
Labor costs	64,570	32.7	65,690	31.8	66,589	31.7
Other operating expenses	31,789	16.1	32,132	15.5	30,855	14.7
Occupancy	20,536	10.4	20,776	10.1	19,943	9.5
Pre-opening expenses	—	—	183	0.1	1,339	0.6

Total cost of sales and operating expenses	173,343	87.8	176,961	85.7	178,486	85.0
(as a percentage of total revenue)
General and administrative expenses (b)	13,085	6.6	14,735	7.1	13,889	6.6
Depreciation and amortization	10,356	5.2	10,859	5.2	10,494	5.0
Severance	(136)	(0.1)	110	0.1	655	0.3
Asset impairment charges and restaurant closings/disposals	530	0.3	2,136	1.0	2,015	1.0
Potential company sale expense	666	0.3	—	—	—	—
Other expense, net	324	0.2	474	0.2	(90)	—

Income (loss) from operations	(99)	—	1,755	0.8	5,220	2.5

Other expense:
Interest expense, net	751	0.4	1,127	0.5	1,444	0.7
Expense (income) related to predecessor companies	12	—	(5)	—	358	0.2

Income (loss) from continuing operations, before tax	(862)	(0.4)	633	0.3	3,418	1.6
Income tax expense (benefit)	6,648	3.4	(901)	(0.4)	367	0.2

Income (loss) from continuing operations	(7,510)	(3.8)	1,534	0.7	3,051	1.4
Loss on discontinued operations, net of tax	340	0.2	3,092	1.5	3,300	1.5

Net loss	$(7,850)	(4.0)%	$(1,558)	(0.8)%	$(249)	(0.1)%

Restaurant operating weeks (c)	2,548		2,548		2,476
Restaurant sales per operating week	$77.5		$81.0		$84.8
Number of restaurants (end of period)
Company-owned (c)	49		49		49
Franchised	12		13		12

Total restaurants	61		62		61

(a)	Fiscal 2005 consisted of 53 weeks, while fiscal 2007 and fiscal 2006 each consisted of 52 weeks.

(b)	Effective the beginning of fiscal 2006, we adopted SFAS 123(R), “Share-Based Payment”. We recorded $1.0 million of stock-based compensation in fiscal 2007, $0.9 million of stock-based compensation and $0.3 million of restricted stock expenses in fiscal 2006 and $0.3 million of restricted stock expense in fiscal 2005.

(c)	Excludes three restaurants closed in May 2006 and one restaurant closed in January 2007, whose results have been classified as discontinued operations.

Fiscal 2007 compared to fiscal 2006

Total revenue. Total revenue decreased $8.9 million, or 4.3%, to $198.1 million in fiscal 2007 from $207.0 million for the prior fiscal year. The decrease was due to a comparable same store sales decrease of 4.0% for fiscal 2007 compared to last year. During fiscal 2007, comparable same store food sales decreased 3.8% while comparable same store alcohol sales decreased 4.5%. Restaurant sales per operating week on average for all restaurants decreased $3,532, or 4.4%, to $77,468 in fiscal 2007 from $81,000 for the prior year.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $14.01 for fiscal 2007 compared to $13.71 for fiscal 2006, a 2.2% increase. During fiscal 2007, food sales and alcoholic beverage sales represented 71.2% and 28.8% of our total sales, respectively. During fiscal 2006, food and alcoholic beverage sales represented 71.1% and 28.9% of our total food and beverage sales, respectively.

In addition to the inclement weather in the third quarter of fiscal 2007, we also believe that our sales were negatively impacted in fiscal 2007 by lower consumer discretionary spending due to higher fuel and utility costs, higher interest rates, and rising health care costs.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $1.8 million, or 3.1%, to $56.4 million in fiscal 2007 from $58.2 million in the prior fiscal year period. Product costs as a percentage of restaurant sales increased to 28.6% for fiscal 2007 from 28.2% for fiscal 2006. The increased product cost as a percentage of restaurant sales resulted from higher seafood and produce costs partially offset by lower poultry and beef costs.

Labor costs. Labor costs decreased by $1.1 million, or 1.7%, to $64.6 million in fiscal 2007 from $65.7 million in the prior year. Labor costs as a percentage of restaurant sales increased to 32.7% in fiscal 2007 from 31.8% in the prior year period due primarily to higher kitchen and management labor costs as a percentage of restaurant sales resulting primarily from the lower average sales per restaurant, increases in the tipped minimum wage in certain states, higher bonus costs as a result of the rollout of and increased participation in the partnership bonus program, which started in March 2006 and higher workers compensation costs.

Other operating expense. Other operating expense decreased by $0.3 million, or 0.9%, to $31.8 million in fiscal 2007 from $32.1 million in the prior fiscal year. Other operating expense as a percentage of restaurant sales increased to 16.1% in fiscal 2007 from 15.5% in the prior fiscal year. The increase as a percent of sales resulted primarily from higher marketing costs. In fiscal 2007, $0.3 million was spent on testing radio advertising in two markets.

Occupancy. Occupancy expense decreased by $0.3 million, or 1.4%, to $20.5 million in fiscal 2007 from $20.8 million in the prior year. Occupancy expense decreased primarily due to reduced general and property insurance costs and lower percentage rents. Occupancy expense as a percentage of restaurant sales increased to 10.4% in fiscal 2007 from 10.1% in fiscal 2006 due to the lower average restaurant sales.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased by $3.7 million, or 2.1%, to $173.3 million in fiscal 2007 from $177.0 million in fiscal 2006 primarily for the reasons described above.

General and administrative expenses. General and administrative expenses decreased by $1.6 million, or 10.9%, to $13.1 million in fiscal 2007 from $14.7 million in fiscal 2006. General and administrative expenses decreased as a result of reduced support staff levels and manager-in training costs, reduced compensation expense for stock-based compensation, reduced legal costs and reduced relocation expense partially offset by higher professional fees and bonus costs. The higher bonus expense resulted from the rollout of and increased participation in the partnership bonus program by directors of operations’, which started in May 2006. General and administrative expenses as a percentage of total revenue decreased to 6.6% for fiscal 2007 from 7.1% in fiscal 2006.

Depreciation and amortization. Depreciation and amortization expense decreased by $0.5 million, or 4.6%, to $10.4 million for fiscal 2007 from $10.9 million in fiscal 2006. The decrease was primarily due to reduced depreciation on assets whose value were written down in conjunction with an asset impairment charge of $2.1 million recorded in the third quarter of fiscal 2006. We estimate that an additional $0.4 million of depreciation and amortization expense would have been recorded in fiscal 2007 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenues was 5.2% in both fiscal 2007 and fiscal 2006.

Severance. A severance expense of negative $0.1 million was recorded in fiscal 2007 compared to $0.1 million in fiscal 2006. The $0.1 million credit related to the reversal of a severance expense accrued prior to 2006 that will now not be paid. The fiscal 2006 severance expense related to payments to nine employees whose employment with the Company were terminated.

Asset impairment charges and restaurant closings / disposals. An asset impairment charge of $0.5 million was recorded in fiscal 2007 for one location whose future cash flows are not expected to cover its carrying value and to write-off the development costs for a new location project which will not be pursued. An asset impairment charge of $2.1 million was recorded in fiscal 2006 for two locations whose future cash flows were not expected to cover their carrying value.

Potential company sale expense. Potential company sale expense of $0.7 million was recorded in fiscal 2007 versus none in fiscal 2006. The expense related to legal and board of directors’ special committee fees associated with the potential sale of the Company.

Interest expense, net. Interest expense, net decreased by $0.3 million, or 27.3%, to $0.8 million for fiscal 2007 from $1.1 million in fiscal 2006. The decrease was due to higher interest income from larger invested excess cash balances.

Income (loss) from continuing operations, before income taxes. Income before income taxes decreased by $1.5 million to a loss of $0.9 million in fiscal 2007 compared to income of $0.6 million in the prior fiscal year primarily for the reasons described above.

Income tax expense/(benefit). For fiscal 2007, we recorded an income tax expense of $6.6 million compared to an income tax benefit of $0.9 million in the prior fiscal year. The tax expense for fiscal 2007 included an $8.1 million charge for a valuation allowance placed against our FICA tip tax credit carryforwards because it is no longer more likely than not that we will realize such credits in full due to the trend in earnings.

Loss on discontinued operations, net of tax. Loss on discontinued operations, net of tax was $0.3 million in fiscal 2007 and $3.1 million in fiscal 2006. The net loss in fiscal 2007 was due largely to costs associated with the closure of one restaurant in January 2007 and the change in estimate of sublease revenues for one restaurant closed in fiscal 2006, net of tax benefit. The net loss in fiscal 2006 largely relates to asset impairment, closure and disposal costs associated with three restaurants which closed in May 2006, net of tax benefit.

Fiscal 2006 compared to fiscal 2005

Total revenue. Total revenue decreased by approximately $3.7 million, or 1.8%, to $207.0 million in fiscal 2006 from $210.7 million for comparable period in the prior fiscal year. In part, revenue decreased because of the effect of the extra operating week in fiscal 2005. We operated approximately two more stores on average in fiscal 2006 compared to fiscal 2005. Comparable same store sales decreased 3.8% in fiscal 2006 compared to last year on a basis that excludes the extra week in fiscal 2005. Comparable same store food sales decreased 4.4% while comparable same store alcohol sales decreased 2.2%. Restaurant sales per operating week for all restaurants decreased $3,834, or 4.5%, to $81,000 in fiscal 2006 from $84,834 in the prior year. This decrease resulted primarily from a decrease in comparable same store sales and, in part, due to the restaurants that were opened in fiscal 2005 and fiscal 2006 generating lower revenues on average than the restaurants opened prior to fiscal 2005.

The average guest check in our dining room, excluding alcoholic beverages, was approximately $13.71 in fiscal 2006 compared to $13.59 in fiscal 2005, a 0.9% increase. During fiscal 2006, food sales and alcoholic beverage sales represented 71.1% and 28.9% of our total food and beverage sales, respectively. During fiscal 2005, food and alcoholic beverage sales represented 71.6% and 28.4% of our total food and beverage sales, respectively.

Cost of Sales and Operating Expenses

Product costs. Product costs decreased by $1.6 million, or 2.7%, to $58.2 million in fiscal 2006 from $59.8 million in the prior year period. Product costs as a percentage of restaurant sales were 28.2% for fiscal 2006 and 28.5% for fiscal 2005. Product costs decreased as a percentage of restaurant sales due to lower meat and poultry prices partially offset by higher alcohol costs.

Labor costs. Labor costs decreased by $0.9 million, or 1.4%, to $65.7 million in fiscal 2006 from $66.6 million in the comparable prior year period. Labor costs as a percentage of restaurant sales increased to 31.8% in fiscal 2006 from 31.7% in the comparable prior year period due primarily to higher bonus costs resulting from our new management bonus plan, which was put in place at the beginning of fiscal 2006, higher kitchen labor costs, as a percentage of sales, due to the impact of lower average sales per restaurant and increases in the minimum wage during fiscal 2005 for five states in which we operate. These increases were partially offset by lower management and workers compensation insurance costs.

Other operating expense. Other operating expense increased by $1.2 million, or 3.9%, to $32.1 million in fiscal 2006 from $30.9 million in the comparable prior year period. Operating expense as a percentage of restaurant sales increased to 15.5% in fiscal 2006 from 14.7% in the prior year period. The increase as a percent of sales resulted from higher utility costs, lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Occupancy. Occupancy expense increased by $0.9 million, or 4.5%, to $20.8 million in fiscal 2006 from $19.9 million in the comparable prior year period. Occupancy expense as a percentage of restaurant sales increased to 10.1% in fiscal 2006 from 9.5% in the prior year period. Occupancy expense increased due to more locations and as a percent of sales due to lower average restaurant sales and the sales recorded as a result of the extra week in fiscal 2005.

Pre-opening expenses. Pre-opening expenses were $0.2 million for fiscal 2006 and $1.3 million for the comparable prior year period. We opened one restaurant in fiscal 2006 and we opened four restaurants in fiscal 2005. Pre-opening expenses as a percentage of revenue were 0.1% for fiscal 2006 and 0.6% for fiscal 2005.

Total Cost of Sales and Operating Expenses. Total cost of sales and operating expenses decreased by $1.5 million, or 0.8%, to $177.0 million in fiscal 2006 from $178.5 million in the comparable prior fiscal year period primarily for the reasons described above.

General and administrative expenses. General and administrative expenses increased by $0.8 million, or 5.8%, to $14.7 million in fiscal 2006 from $13.9 million in the comparable prior fiscal year. General and administrative expenses increased as a result of compensation expense for stock-based compensation resulting from adoption of a new accounting standard and the issuance of restricted stock awards, higher legal costs, a $175,000 litigation settlement received and recorded as a reduction of expense in the first quarter of 2005 and costs associated with our strategic initiatives. These increases were partially offset by reduced support staff levels. General and administrative expenses as a percentage of total revenue increased to 7.1% for fiscal 2006 from 6.6% in fiscal 2005.

Depreciation and amortization. Depreciation and amortization expense increased by $0.4 million, or 3.8%, to $10.9 million for fiscal 2006 from $10.5 million in fiscal 2005. The increase was primarily due to an increase in assets associated with the opening of new restaurants, partially offset by reduced depreciation on assets whose value was written down in conjunction with asset impairment charges of $2.1 million and $2.0 million recorded in the third quarters of fiscal 2006 and fiscal 2005, respectively. We estimate that an additional $0.3 million of depreciation and amortization expense would have been recorded in fiscal 2006 absent the asset impairment charge. Depreciation and amortization expense as a percentage of revenue was 5.2% in fiscal 2006 and 5.0% in fiscal 2005.

Severance. Severance expense totaled $0.1 million for fiscal 2006 compared to $0.7 million of severance expense in fiscal 2005. The fiscal 2006 severance expense related to payments to nine employees whose services were terminated. The fiscal 2005 severance expense was the result of the separation agreement with our former chief executive officer and chief operating officer.

Asset Impairment Charges and Restaurant Closings / Disposals. Asset impairment charges and restaurant closings / disposals of $2.1 million were recorded in fiscal 2006 compared to $2.0 million in fiscal 2005. The fiscal 2006 asset impairment charges and restaurant closings / disposals were the result of recognition of an asset impairment for two restaurants while the fiscal 2005 impairment charge was the result of recognition of an asset impairment for one restaurant. The difference in asset impairment expense recorded between the two years was due to the difference in carrying value of long-term assets for the different restaurants associated with the impairment.

Other Income/Expense. There were $0.5 million of other expenses in fiscal 2006 compared to $0.1 million of other income in fiscal 2005. A gain of approximately $0.3 million was recorded in fiscal 2005 related to a one-time sale of an investment.

Interest expense and income, net. Interest expense and income, net was $1.1 million in fiscal 2006 and $1.4 million in fiscal 2005. The decrease was due to reduced average debt balances in fiscal 2006 and increased interest income in fiscal 2006 from higher invested excess cash balances compared to those in fiscal 2005.

Expenses related to predecessor companies. For fiscal 2006, we incurred essentially no expenses related to predecessor companies compared to $0.4 million in fiscal 2005. The prior year amount related to court awarded attorney fees relative to a litigation matter.

Income before income taxes. Income before income taxes decreased by $2.8 million to $0.6 million in fiscal 2006 compared to $3.4 million in the prior year primarily for the reasons described above.

Income tax expense (benefit). For fiscal 2006, we recorded an income tax benefit of $0.9 million compared to an expense of $0.4 million in fiscal 2005. The tax benefit for fiscal 2006 is largely reflective of the federal tax expense associated with the $0.6 million income before income taxes offset by the $1.5 million benefit associated with our FICA tip tax credit. The tax expense for fiscal 2005 is largely reflective of the federal tax expense associated with the $3.4 million income before income taxes, offset by the $1.5 million benefit associated with our FICA tip tax credit.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax increased $0.2 million to $3.1 million in fiscal 2006 from $3.3 million in fiscal 2005. The fiscal 2006 loss was due largely to $2.1 million of pre-tax impairment expense, $2.0 million of pre-tax lease termination and closure costs and $1.0 million of pre-tax operating losses related to three stores closed in May 2006 and one store closed in January 2007 while the fiscal 2005 loss was due largely to $4.6 million of pre-tax impairment expense and $0.9 million of pre-tax operating losses related to those same stores.

Liquidity and Capital Resources

As of July 1, 2007, our cash balance was $19.4 million, which reflects a $9.9 million increase during the fiscal year. Our cash balance increased primarily as a result of reduced capital expenditures. Our cash balance and working capital needs are generally low, as sales are made for cash or through credit cards that are quickly converted to cash, purchases of food and supplies and other operating expenses are generally paid within 30 to 60 days after receipt of invoices and labor costs are paid bi-weekly. The timing of our sales collections and vendor and labor payments are consistent with other companies in the restaurant industry.

For fiscal years 2007, 2006 and 2005, we generated cash flow from operating activities of $11.9 million, $13.8 million and $19.6 million, respectively. The decrease in cash flow from operations from 2007 compared to 2006 was primarily due to reduced profitability and reduced proceeds from tenant improvement allowances. The decrease in cash flow from operations from 2006 compared to 2005 was primarily due to reduced profitability, costs associated with store closures and lease terminations, and reduced proceeds from tenant improvement allowances. Proceeds from tenant improvement allowances in the amount of $2.0 million and $3.0 million in fiscal years 2006 and 2005, respectively, contributed to cash flow from operating activities. Tenant improvement allowances are reimbursements received from certain of our landlords for a portion of initial construction expenditures. Our operating cash flow is enhanced by our ability to utilize net operating loss carryforwards and other tax credits to offset our federal income tax liability. At July 1, 2007, we had $36.1 million of such carryforwards and $12.5 million of credits available through 2027 to offset federal taxes.

Historically, a significant portion of our cash flow generated from operating activities has been invested in capital expenditures, the majority of which was for the construction of new restaurants. However, we did not open any new stores in fiscal 2007 and opened only one new restaurant in fiscal 2006, the capital expenditures of which were mostly incurred in the prior year. We opened four new restaurants in fiscal 2005. The following table, in thousands, details our capital expenditures.

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
New store construction	$141	$479	$12,747
Existing store remodel and refurbishment	3,841	3,763	2,841
Corporate related capital expenditures	149	223	340

Purchase of property and equipment	$4,131	$4,465	$15,928

We expect to spend from $6.0 million to $8.0 million for capital expenditures in fiscal 2008. These expenditures will primarily be for upgrades to existing restaurants but are expected to include construction costs for one new restaurant expected to open in fiscal 2008 and for new restaurants expected to open in fiscal 2009. We review our capital expenditures budget frequently and amounts are subject to change.

In fiscal 2006 and 2005, we elected to prepay $0.1 million and $1.0 million, respectively, of our existing debt to reduce our annual interest costs. The funds to prepay the debt came from excess cash and borrowings under our $25.0 million senior bank credit facility described below. No debt extinguishment costs were recorded with the 2006 and 2005 prepayments.

We have a $25.0 million senior secured credit facility, which expires in September 2010. We initially used a portion of the facility to refinance certain of our existing debt. The facility may also be used to support opening new restaurants and general working capital needs and provide up to $7.0 million for the issuance of letters of credit. The facility provides for a $10.0 million one-time increase in the aggregate commitment amount if requested by us between September 30, 2007 and December 31, 2007 and approved by the lenders. The facility is secured by a blanket lien on all of our personal and real property. Borrowings under the facility bear interest depending on a total funded debt to EBITDA ratio and can range from the prime rate to prime plus 0.5 percent or, if elected by us, LIBOR plus 1.8 to 3.0 percent. Total funded debt is defined as all indebtedness of our consolidated entities, including senior and subordinated debt, capital lease obligations and contingent liabilities. We originally paid an up-front fee of $188,000 and are required to pay an annual unused commitment fee of 0.375 to 0.5 percent.

The facility limits our opening of new company-owned restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by us to $2.0 million per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. In order to declare dividends or re-acquire stock through share repurchases, we must also maintain a margin of at least .25 to 1.00 with each of our financial covenants. As of July 1, 2007, we had no outstanding borrowings under this facility and had placed letters of credit of $2.8 million under the facility with $22.2 million available for additional borrowing.

The facility requires us to maintain a minimum fixed charge coverage ratio and tangible net worth level and not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. EBITDA is defined in the facility as “(the) Consolidated Entities’ net income for such period, plus (a) without duplication the sum of (i) interest expense, (ii) federal and state income taxes, (iii) depreciation and amortization expenses, (iv) start-up costs associated with the opening of new restaurants, (v) one-time prepayment fees associated with payment in full of all Indebtedness of Borrower that is pre-paid at the Closing Date with proceeds from the 3-Year Loan, (vi) non-cash impairment expenses associated with write down of assets, and (vii) non-cash stock-based compensation expenses; minus (b) without duplication, extraordinary gains, in each case as charged against (or added to, as the case may be) revenues to arrive at net income for such period, all as determined in accordance with GAAP.” As of July 1, 2007, we were in compliance with all debt covenants and financial ratios contained in the facility.

Our long-term debt is principally comprised of a $15.0 million face value issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. Based on the current market price of our common stock, it is not likely that the convertible debt holders will convert their debt into shares prior to December 2007. In connection with the Merger, we have called the notes for redemption at par plus accrued and unpaid interest subject to the completion of the Merger and the availability of sufficient funds. If the Merger is not completed for any reason, we expect to repay the notes either with available cash, the proceeds from credit facility borrowings, new debt, or a combination of these sources. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

For additional information regarding our material debt instruments, including our $15.0 million convertible subordinated notes and related warrants and our $25.0 million senior secured bank credit facility, please refer to the information provided under Note 7 “Long-term Debt”, to the accompanying consolidated financial statements.

In January 2006, our Board of Directors approved and announced a plan to use up to $5 million to repurchase our common stock from time to time over the next two years. Through July 1, 2007, we purchased 191,480 shares of common stock for $1.3 million under this plan. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans. We have never declared or paid dividends on our common stock and currently have no plans to do so.

We closed three restaurants in May 2006 and one restaurant in January 2007. We may close additional restaurants in the future. We exited one location in June 2006 and another in January 2007 through lease terminations at a cost of $1.6 million. We purchased one closed location from the landlord for $3.2 million in fiscal 2006 and resold the property for $2.6 million in fiscal 2007. The other closed location is expected to be disposed of through a sublease scheduled to start in September 2007.

During fiscal 2007 and 2006, we did not incur any significant costs related to predecessor company matters. During fiscal 2005, we expended approximately $1.4 million for settlements and on-going legal costs related to the predecessor company matters. We believe that such costs in fiscal 2008 and beyond will not be significant and, if any, will be limited to on-going legal costs. For additional information regarding our commitments and contingencies, including our payments associated with our predecessor company activities, please refer to the information provided under Note 9 “Commitments and Contingencies”, to the accompanying consolidated financial statements.

We believe our cash flow from operations, together with funds available under our $25.0 million credit facility ($22.2 million available at July 1, 2007) will be sufficient to fund our operations, debt repayment, share repurchases, expansion and any additional potential restaurant closure costs at least through the end of fiscal year 2008. However, changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described previously under “Forward Looking Statements” and in “Part I, Item 1A. Risk Factors” may cause us to seek additional debt or equity financing on an accelerated basis. Additional financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Any additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate or grow our business.

On July 3, 2007, we entered into a merger agreement to be acquired by F&H Acquisition Corp., the holding company for Fox & Hound Restaurant Group, for $5.60 per share in cash, or an aggregate purchase price of $74.8 million. See discussion in “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Recent Developments.”

Potential company sale costs of $666,000 were incurred for the fiscal year ended July 1, 2007 and largely consist of legal and board of directors’ special committee fees associated with the potential sale of the Company during an earlier sale process and with the above mentioned transaction. If the sale described above is consummated, additional significant transaction as well as severance costs are expected to be incurred. We could be required to pay F&H Acquisition Corp. a termination fee of $2.25 million and reimburse it for its out-of-pocket fees and expenses incurred up to a maximum of $750,000 with respect to the transaction contemplated by the merger agreement, if the merger agreement is terminated under certain circumstances defined in the Merger agreement.

Contractual obligations and commitments

Payments, including interest, due by period as of July 1, 2007 (in 000’s):

Contractual obligations	Total	One year and less	Two to three years	Four to five years	After five years
Operating leases	$175,964	$15,831	$31,850	$29,534	$98,749
Long-term debt	15,448	15,448	—	—	—
Letters of credit	2,847	2,847	—	—	—
Partner deposit and accrued buyout liability	3,987	—	—	—	3,987
Royalties	20,709	370	783	847	18,709

	$218,955	$34,496	$32,633	$30,381	$121,445

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

Our long-term debt is principally comprised of a $15.0 million face value issuance of 5.5% convertible notes due December 2007. The notes are convertible at the option of the holder at any time prior to maturity into shares of our common stock, at a conversion price of $10.66 per share, subject to adjustment upon certain events. Based on the current market price of our common stock, it is not likely that the convertible debt holders will convert their debt into shares prior to December 2007. In connection with the Merger, we have called the notes for redemption at par plus accrued and unpaid interest subject to the completion of the Merger and the availability of sufficient funds. If the Merger is not completed for any reason, we expect to repay the notes either with available cash, the proceeds from credit facility borrowings, new debt or a combination of these sources. If we seek additional financing there are no assurances that we will be able to do so at that time, and the terms of the debt may not be as favorable as our existing debt.

We have letters of credit outstanding to guarantee performance under insurance contracts and to secure other arrangements. The letters of credit are irrevocable and have one-year renewable terms.

We regularly have commitments under contracts for the purchase of property and equipment and for the construction of buildings under build-to-suit arrangements or otherwise. As of July 1, 2007, we did not have any such contractual commitments which were not reflected as assets or liabilities in our consolidated financial statements.

Partner deposit and accrued buyout liability payments are estimates only and may vary significantly in amounts and timing of settlement based on employee turnover, return of deposits to us in accordance with employee agreements and change in buyout values of our participating employees. (See Note 1 of Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K).

We are obligated to pay a licensing fee for the use of the “Champ’s” and “Champps” service marks, trademarks and trade names. Although this agreement runs in perpetuity, under “royalties” in the schedule above we have presented only 30 years of our obligation. (See “Trademarks” in the “Business” section, Part 1, Item 1 of this report)

In addition to the above, we could incur a contractual merger transaction fee estimated to total $800,000 that would be payable if the proposed merger signed July 3, 2007 is approved by our shareholders and closes. If the proposed merger is not approved, we could be required to pay a termination fee of $2.25 million and to reimburse out-of-pocket fees and expenses, up to a maximum of $750,000.

Impact of inflation

Over the last three years, we have not operated in a period of high general inflation, although we have at times experienced material increases in specific commodity costs and utilities. Also, a large number of our restaurant employees are paid at rates based on the applicable minimum wage, and increases in the tipped minimum wage directly affect our labor costs. Many of our leases require us to pay property taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We cannot predict whether inflation will have an impact on our results of operations in the future.

Seasonality

Our sales fluctuate seasonally and therefore our quarterly results are not necessarily indicative of results that may be achieved for the full fiscal year. For fiscal years 2007, 2006, and 2005, our relative sales were highest in our second quarter (October through December), followed by our third quarter (January through March), then by our first quarter (July through September). Our fourth quarter (April through June) recorded the lowest relative sales for those years. Factors influencing sales variability in addition to those noted above include the frequency and popularity of sporting events, holidays (including which day of the week the holiday occurs) and weather.

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

Loss contingencies and self-insurance reserves

We maintain accrued liabilities and reserves relating to the resolution of certain contingent obligations and reserves for self-insurance. Significant contingencies may include those related to litigation and state tax assessments. We account for contingent obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” as interpreted by FASB Interpretation No. 14: Reasonable Estimation of the Amount of a Loss which requires that we assess each contingency to determine estimates of the degree of probability and range of possible settlement. Contingencies which are deemed to be probable and where the amount of such settlement is reasonably estimable are accrued for in our financial statements. If only a range of loss can be determined, we accrue to the best estimate within that range; if none of the estimates within that range are better than another, we accrue to the low end of the range.

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

We separately evaluate each individual restaurant for impairment. Generally, a restaurant is not evaluated for impairment until it has been open six full quarters, as the initial two quarters of operations are generally characterized by operating inefficiencies associated with start-up operations. However, we may review a restaurant sooner for impairment if it is operating significantly below our expectations or other factors indicate that impairment could be likely. We consider a total of four trailing quarters of negative cash flow or losses to be an indication that an individual restaurant may be impaired. In evaluating whether an impairment charge is appropriate, we estimate the future cash flows for such potentially impaired restaurants utilizing such factors as restaurant sales trends, local conditions, demographics and competition, management plans and initiatives and other factors deemed appropriate in the circumstances.

During fiscal 2007, we recorded an asset impairment charge of $0.3 million covering one restaurant. During fiscal 2006 and 2005, we recorded asset impairment charges of $4.3 million covering three restaurants and $6.6 million covering four restaurants, respectively, part of which was classified as discontinued operations2. Additionally, five restaurants open for at least six quarters had triggering events and cash flow over the last twelve months not high enough to sufficiently cover the restaurants’ long-term asset values if such cash flows continue for the remainder of the restaurants’ lives. As of July 1, 2007, the long-lived asset value of these five restaurants was $7.4 million. We have not recorded an impairment charge at this time for these restaurants because our management believes certain plans can be implemented to improve the future prospects of those restaurants.

We evaluate impairment of goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, we are required to assess impairment at least annually by means of a fair value-based test. At July 1, 2007, we evaluated our goodwill and determined that the goodwill was not impaired. The determination of fair value requires us to make certain assumptions and estimates related to our business and are highly subjective, and accordingly, actual amounts realized may differ significantly from our estimate.

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

[2]	$2.1 million and $4.6 million of asset impairment charges in fiscal 2006 and fiscal 2005, respectively, were recorded as discontinued operations.

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

Valuation of deferred tax assets

We recognize deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense (benefit) in the period of enactment. Net operating loss and other credit carryforwards, including FICA tip tax credits, are recorded as deferred tax assets. A valuation allowance is recorded for the tax benefit of the deferred tax assets that are not considered more likely than not to be utilized based on projected future taxable income, feasible tax planning strategies and the reversal of temporary taxable differences. As of July 1, 2007, we had net deferred tax assets of $27.0 million. In fiscal 2007, we recorded an $8.1 million income tax expense to provide a valuation allowance against our FICA tip tax credit carryforwards we now believe are not more likely than not to be fully realized over the carryforward period based on current trends of income. We currently believe that it is still more likely than not that we will be able to realize our deferred tax assets related to our net operating loss carryforwards. However, negative evidence such as cumulative net losses over a period of time or continued reductions in the level of operating results may cause us to conclude that it is not likely that we are going to be able to realize all or a portion of our net deferred tax assets and we would record additional valuation allowance accordingly. As of July 1, 2007, we had federal net operating loss carryforwards of approximately $36.1 million, expiring at various dates through 2023 and FICA tip credit carryforwards of approximately $12.5 million, expiring at various dates through 2027.

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

New and Future Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which requires entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior period’s financial statements, unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 in fiscal 2007 and the adoption did not have a material impact on our Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 in fiscal 2007 did not have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority, while earlier authoritative literature provided no specific guidance. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. While we are still considering the implications of the pronouncement, we do not believe the adoption of FIN 48 in fiscal 2008 will have a material impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective as of the beginning of the first fiscal year beginning after November 15, 2007. While we are still considering the implications of the pronouncement, we do not believe the adoption of SFAS 157 in fiscal 2009 will have a material impact on our Consolidated Financial Statements.

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. We have not yet determined the impact this interpretation will have on our financial position in fiscal 2009.

Item 7A.	Quantitative and Qualitative Market Risk Disclosures.

We are exposed to market risk primarily from changes in interest rates and changes in commodity prices.

We have been subject to interest rate market risk for short-term invested cash and cash equivalents. The principal of such invested funds is not subject to fluctuating value because of their highly liquid short-term nature. As of July 1, 2007, we had $22.0 million of such funds invested in short-term maturing investments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of July 1, 2007, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2007.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 1, 2007, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management report on internal control over financial reporting and our registered public accounting firm’s attestation report on management’s assessment of our internal control over financial reporting are included in Part II, Item 8, on pages F-1 and F-2, respectively, of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors:

Name	Age	Director Since
Stephen F. Edwards	44	May 2001
James Goodwin	51	March 1999
Ian Hamilton	51	December 2002
Michael P. O’Donnell	51	September 2002
Karl S. Okamoto	45	March 2005
Charles G. Phillips	59	December 2002

Stephen F. Edwards. Mr. Edwards has served as a senior managing director of Atticus Capital, L.L.C., a private investment management company since July 2002. From 1995 to June 2002, Mr. Edwards served as a senior managing director at Bruckmann, Rosser, Sherrill & Co., LLC, a private equity investment firm.

James Goodwin. Since 1998, Mr. Goodwin has served as the chairman and managing member of Half Moon Capital Management, LLC, a private investment management company.

Ian Hamilton. Mr. Hamilton has served as the president of The Hamilton Group, a sports marketing and entertainment company he founded in March 2002, since its inception. From August 2000 to March 2002, Mr. Hamilton served as the commissioner of the Professional Bowlers Association. Mr. Hamilton previously served as the president of Planet Hollywood International’s Official All Star Café from March 1997 to August 2000. From September 1983 to March 1997, Mr. Hamilton was the global director of Tennis Sports Marketing at Nike, Inc. Mr. Hamilton serves as a board member of U.S. Sports Development, Inc. and the Tim & Tom Gullikson Foundation.

Michael P. O’Donnell. Mr. O’Donnell has served as our chairman of the board and has been the president and chief executive officer of Champps Entertainment, Inc. since March 2005. Mr. O’Donnell served as president and chief executive officer of Sbarro, Inc. from September 2003 to March 2005 and continues to serve as a director of Sbarro, Inc. Mr. O’Donnell has also served as a director of Cosi, Inc. since March 2006. From August 1998 through May 2002, he served in various capacities with Outback Steakhouse, Inc., including chief executive officer and as a director for all new businesses of Outback, including the following Outback joint ventures Roy’s, Flemings, Carrabbas Italian Grill and Cheeseburger in Paradise.

Karl S. Okamoto. Mr. Okamoto currently works as a private investor. Mr. Okamoto served as a senior managing director of Atticus Capital, LP a private investment management firm from July 2004 to July 2006. From 2001 to July 2004, he served as an independent consultant. From 1999 to 2001, Mr. Okamoto served as an executive officer and member of the board of directors of Harvest Book Company, LLC. Mr. Okamoto was previously a partner with Kirkland & Ellis and Dechert, LLP.

Charles G. Phillips. Since February 2005, Mr. Phillips has served as a partner at, and the chief operating officer of Prentice Capital Management, a private investment management firm that specializes in the retail/consumer sector. Mr. Phillips served as president of Gleacher Partners, an investment banking and private equity firm, from 1997 to 2001, and was a managing director of that firm from 2001 until his retirement in 2002. Prior to joining Gleacher Partners, Mr. Phillips held senior positions at other leading investment banking firms, including nine years at Morgan Stanley where he served as a managing director within the investment banking division; and founded and led that firm's high yield finance activities. Mr. Phillips has served as a director of California Pizza Kitchen, Inc. since November 2000. Mr. Phillips has previously served as a director of several public and private companies and investment funds and serves on the governing bodies of a number of educational and non-profit organizations.

Executive officers:

Name	Age	Positions
Michael P. O’Donnell	51	Chairman, President and Chief Executive Officer
Donna L. Depoian	47	Vice President, Secretary and General Counsel
J. David Miller	56	Vice President of Construction and Development
David D. Womack	44	Executive Vice President, Treasurer and Chief Financial Officer

All executive officers hold office at the discretion of the board of directors.

Michael P. O’Donnell. See information above.

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

David D. Womack. Mr. Womack was appointed our vice president, chief financial officer and treasurer in August 2005 after serving as our vice president and controller. He also assumed the duties of executive vice president in January 2007. He started with Champps in April 2002 as its controller, left the Company in September 2004 and returned in June 2005. During his absence from the Company, he served as vice president and controller for VICORP Restaurants, Inc. From April 1997 until April 2002, Mr. Womack served in various capacities including controller, chief financial officer and chief executive officer for the Wynkoop Brewing Company.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Champps’ executive officers, directors and persons who own more than 10% of a registered class of Champps’ equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies to Champps.

Based upon a review of the reports furnished to Champps and representations made to Champps by its officers and directors, Champps believes that, during fiscal year 2007, its officers, directors and its 10% beneficial owners, complied with all applicable reporting requirements.

Code of Business Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all officers and employees, including our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our web site at www.champps.com under the headings “About / Invest / Corporate Governance.”

Governance of the Company

The Company’s Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee (collectively, the “Committees” and each, a “Committee”). The Board of Directors has adopted a charter for each Committee. In addition, the Board of Directors has adopted a Code of Business Conduct and Ethics including separate appendices for i) Code of Ethics for Chief Executive Officer and Senior Financial Officers, ii) Code of Business and Ethics for Members of the Board of Director; and a iii) Whistleblower Policy. The charter for each committee and the Codes of Business Conduct and Ethics may also be viewed in full text on the Company’s website at www.champps.com under the headings “About / Invest / Corporate Governance.” The Company will provide to any shareholder printed copies of these documents if they contact the Company in writing, Attention: Investor Relations, Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado, 80124.

Communications with Our Board of Directors

Stockholders may communicate with the board of directors, our non-management directors as a group, or any of the directors by sending written communications addressed to the board of directors or any of the directors to: Champps Entertainment, Inc. at 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124, Attention: Corporate Secretary. All communications other than those determined in good faith by the general counsel to be frivolous are compiled by the corporate secretary and forwarded to the board of directors or the individual director(s) accordingly. Inquiries not forwarded will be retained by Champps and will be made available to any director upon request.

Audit Committee

Our audit committee consists of Messrs. Phillips, Hamilton and Goodwin. The audit committee acts pursuant to a written charter that was adopted by our board of directors on March 8, 2000, subsequently amended on May 22, 2002, February 18, 2004, and most recently on September 28, 2005 and it is available on our website at www.champps.com under the headings “About / Invest / Corporate Governance.” The audit committee reviews and assesses the adequacy of its charter on an annual basis. The audit committee’s duties include overseeing the internal accounting controls and procedures. The audit committee reports to the board of directors with respect to other audit and accounting matters including the review of the financial statements of Champps. The audit committee also makes recommendations concerning the engagement of independent public accountants and communicates with Champps’ independent auditors on matters of auditing and accounting. The audit committee met four times during fiscal year 2007.

Each of the audit committee members is “independent” as defined in the SEC and NASD rules as they relate to members of audit committees. Our board of directors determined that each of the members of the audit committee is able to read and understand fundamental financial statements, including Champps’ balance sheet, income statement and cash flow statement. In addition, our board of directors has determined that Mr. Charles Phillips qualifies as an “audit committee financial expert” within the meaning of the regulations of the SEC. Mr. Phillips serves as chairman of the audit committee.

Compensation Committee

The compensation committee of the board of directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy for the named executive officers.

The compensation committee consists of Messrs. Edwards, Hamilton, and Okamoto (chair), each of whom is an independent non-employee director of Champps. The compensation committee exercises all powers of our board of directors in connection with officer and employee compensation matters, including administering Champps’ 2005 Stock Incentive Plan, 2003 Stock Option and Incentive Plan, 1997 Stock Option and Incentive Plan and the 1997 Employee Stock Purchase Plan. The compensation committee’s duties and responsibilities include annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer, evaluating his performance in light of such goals and objectives, and setting the chief executive officer’s annual compensation, including salary, bonus, incentive and equity compensation, based on such evaluation and within the context of existing employment agreements. The compensation committee is also tasked with annually reviewing and approving the evaluation process and compensation structure for our other executive officers based on recommendations from the chief executive officer. The day-to-day design and administration of our health and welfare plans applicable to employees and executive officers on a non-discriminatory basis are implemented generally by our management. The compensation committee or entire board of directors remains responsible for significant changes to or adoption of new employee benefit plans. The compensation committee has the authority to delegate any of its responsibilities to subcommittees, but did not do so in fiscal 2007. The compensation committee met one time during fiscal year 2007.

The compensation committee retained Pearl Meyer and Partners, an independent compensation consulting firm and division of Clark Consulting, as an outside advisor in fiscal 2005 to conduct a comprehensive review and study of our executive compensation program. Specifically, the study benchmarked and examined compensation including salary, short-term incentives and long-term incentives, executive benefits and perquisites as well as the total compensation resulting from such programs. During 2005, Pearl Meyer assisted the board of directors and the compensation committee with developing a competitive peer group of publicly traded U.S.-based restaurant companies of generally similar revenue and market cap size to which to compare compensation programs and compensation levels. Pearl Meyer met individually with the members of the compensation committee and senior management to learn about our business operation and strategy as a public company, key performance metrics and targets, and the markets in which we compete. Pearl Meyer then developed guidelines for executive compensation programs which were one of the materials used by the committee in its compensation deliberations and decisions at the time. For, example, the committee used certain of the data and recommendations from the Pearl Meyer study in approving the employment agreements for Messrs. O’Donnell, Womack and Miller described below. For fiscal 2007, the compensation committee continued to use the fiscal 2005 Pearl Meyer study, in part, as a basis for its compensation decisions.

The peer group restaurants selected by the compensation committee pursuant to the Pearl Meyer study compete with us in the casual dining segment of the dining industry and operate with similar metrics, markets and challenges. The peer group restaurants (“Peer Restaurants”) include the following: Ark Restaurant Corp., Benihana Inc., Buca, Inc., Buffalo Wild Wings, Inc., Dave & Busters, Inc., Frisch’s Restaurant, Inc., Luby’s Inc., Max & Erma’s Restaurants, Inc., Quality Dining, Inc., Rubio’s Restaurant, Inc., Total Entertainment Restaurant Corp., and Worldwide Restaurant Concepts, Inc.

Our compensation committee operates under the compensation committee charter adopted by our board of directors, a copy of which is available on our website at www.champps.com under the headings “About/Invest/Corporate Governance”, or in print, without charge, to any stockholder who sends a request to Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124, Attention: Investor Relations.

Item 11.	Executive Compensation.

Compensation Committee Report

The Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other of our filings under the Securities Act of 1933 or the Securities Act of 1934, except to the extent we specifically incorporate this Report.

The compensation committee, comprised of independent directors, reviewed and discussed the Compensation Discussion and Analysis with our management. Based on this review and discussion, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE

Karl S. Okamoto, Chair
Stephen Edwards Ian Hamilton

Compensation Discussion and Analysis

The following discussion and analysis describes the material elements of compensation awarded to, earned by or paid to executive officers included in the Summary Compensation Table on page 65 (the “named executive officers”) and should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this Form 10-K.

The compensation committee (for purposes of this analysis, the “committee”) of the board of directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy for the named executive officers. For more information on our compensation committee and its policies and procedures, see Item 10, “Directors, Executive Officers and Corporate Governance” above.

General Executive Compensation Philosophy

We believe that the most effective executive compensation program is one that is designed to:

•	Attract, retain and motivate key executive officers;

•	Link the interests of executive officers with stockholders;

•	Support our goal of providing superior value to our stockholders and customers; and

•	Provide appropriate incentives for executive officers, based on achieving key operating and organization goals.

The committee evaluates compensation to help ensure that we maintain our ability to attract and retain qualified employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the committee believes executive compensation packages provided to our executives should include both cash and stock-based compensation that reward performance as measured against our established goals.

As described in more detail below, the principal elements of our executive compensation program include base salary, annual bonus, long-term incentives including stock options and restricted stock and for certain individuals, which includes each of the named executive officers, the ability to receive certain equity awards on a deferred basis. As mentioned above and discussed below, the committee periodically reviews data about the compensation of executives in the restaurant industry. Based on this review, we believe that the elements of our executive compensation program are in general reasonable compared to those offered by our industry competitors. Base salaries are targeted at a level that will attract and retain qualified executives and motivate performance. Annual cash bonus awards are designed to focus an executive’s efforts on annual corporate goals and to provide rewards for achievement of such goals. All corporate office employees, including executives and support staff, are eligible for annual bonus awards. An individual’s total annual cash compensation is assessed using the above-described factors, and equity incentives are used to provide an upside tied to longer-termed growth in stockholder value as it is our philosophy to motivate our executives through equity compensation so our interests are aligned with our stockholders and achieving our business goals.

Outside Advisor and Peer Group

The committee retained Pearl Meyer and Partners, an independent compensation consulting firm and division of Clark Consulting, as an outside advisor in fiscal 2005 to conduct a comprehensive review and study of our executive compensation program. Specifically, the study benchmarked and examined compensation including salary, short-term incentives and long-term incentives, executive benefits and perquisites as well as the total compensation resulting from such programs. During 2005, Pearl Meyer assisted the board of directors and the compensation committee with developing a competitive peer group of publicly traded U.S.-based restaurant companies of generally similar revenue and market cap size to which to compare compensation programs and compensation levels. Pearl Meyer met individually with the members of the committee and senior management to learn about our business operation and strategy as a public company, key performance metrics and targets, and the markets in which we compete. Pearl Meyer then developed guidelines for executive compensation programs which were one of the materials used by the committee in its compensation deliberations and decisions at the time. For, example, the committee used certain of the data and recommendations from the Pearl Meyer study in approving the employment agreements for Messrs. O’Donnell, Womack and Miller described below. For fiscal 2007, the committee continued to use the fiscal 2005 Pearl Meyer study, in part, as a basis for its compensation decisions.

The peer group restaurants selected by the committee pursuant to the Pearl Meyer study compete with us in the casual dining segment of the dining industry and operate with similar metrics, markets and challenges. The peer group restaurants (“Peer Restaurants”) include the following: Ark Restaurant Corp., Benihana Inc., Buca, Inc., Buffalo Wild Wings, Inc., Dave & Busters, Inc., Frisch’s Restaurant, Inc., Luby’s Inc., Max & Erma’s Restaurants, Inc., Quality Dining, Inc., Rubio’s Restaurant, Inc., Total Entertainment Restaurant Corp., and Worldwide Restaurant Concepts, Inc.

Setting Executive Compensation

During its initial determination and annual review of compensation for named executive officers, the committee considers:

•	market data provided by our outside compensation consultant;

•	individual experience;

•	level of responsibility;

•	our financial performance;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	the individual performance of the executive.

The committee makes all compensation decisions for the chief executive officer and approves recommendations regarding compensation levels and equity awards to all our other named executive officers. The chief executive officer annually reviews the performance of each member of the executive team other than himself, whose performance is reviewed by the committee. The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the committee. The committee can exercise its discretion in modifying any adjustments or awards to executives recommended by the Chief Executive Officer.

Executive Compensation Components

Base Salary

Base salaries (paid in cash) for our named executive officers are established based on the scope of their responsibilities, taking into account competitive market compensation. Base salaries are reviewed annually, and adjusted from time to time to realign salaries after taking into account individual responsibilities, performance, experience and other criteria.

The committee reviews the recommendations of the chief executive officer in August or September of each year. As applicable, the chief executive officer proposes adjustments to base salary amounts based on his evaluation of individual performance and expected future contributions. Base salaries are considered by the committee as a starting point for discussions regarding total compensation together with other elements of compensation. Any other elements of the total compensation that are dependent on the determination of base salary, such as annual bonus, are expressed as percentages of base salary.

All of our named executive officers have employment agreements. For a discussion of these employment agreements, see “Employment Agreements” below. Since a majority of the employment agreements were adopted in 2005, the chief executive officer and the committee have not recommended or approved increase to the named executive officer’s base salaries with the exception of Mr. Womack who received an increase with his promotion to executive vice president.

Annual Performance-Based Incentive

The committee utilized the cash bonus program under the Fiscal Year 2007 Corporate Salaried Associates Bonus Plan to link executive’s bonuses with the Company’s annual fiscal performance. Together, base salary and target level bonuses were designed in the named executive officer’s original employment contracts to result in total cash compensation below or near the median percentile for total cash compensation paid by the Peer Restaurants.

The payment amount, if any, of any bonus award is determined based on achievement of our pre-tax income in comparison to our prior year’s pre-tax income as adjusted for unusual items. Pre-tax income was used as the bonus achievement measure because it is generally believed to be easily understood by the bonus participants and is not influenced by income tax changes or adjustments which could be outside the control of the bonus participants. The pre-tax income target levels and bonus funding percentages are formulated by the chief executive officer and chief financial officer and submitted to the committee. The committee considers, among other things, bonus levels paid by the Peer Restaurants, and market conditions. The committee may adjust our pre-tax income results for unusual, non-recurring or other items in the committee’s discretion, or may grant special bonuses on an individual or group basis in recognition of extraordinary achievements, or to address other special situations. The committee generally reviews and establishes target annual bonus opportunities for the named executive officers, usually in August or September of each year, based upon our approved budget and performance targets.

Typically, members of management, excluding the chief executive officer, are assigned target bonuses that are expressed as a percentage of their respective base salaries. In order to align bonus opportunity to creation of stockholder value, we believes that achievement of our overall performance goals is central to the executive bonus calculation since those individuals have a greater responsibility for our overall performance. Our annual incentive bonus plan for fiscal 2007 provided for a target cash bonus, calculated at 30% of an officer’s base salary (excluding the CEO), with a bonus range from 0% to 60%. Mr. O’Donnell’s employment agreement provided for a target bonus of $200,000 and, subject to committee discretion, an amount less than or greater than $200,000 may be made upon partial or excess achievement of the applicable performance goals. These targets and percentages for fiscal 2007 are set forth in the table below in more detail.

Pre-tax Income (000’s)	% Bonus at Target
$2,974	0%
3,674	25%
4,374	50%
5,074	75%
5,774	100%
6,474	125%
7,174	150%
7,874	175%
8,574	200%

The named executive officers start to receive their bonuses if our pre-tax income exceeds the prior year’s pre-tax income. No bonuses are awarded if our pre-tax income does not exceed the prior year’s pre-tax income, and bonuses are capped at a specified percentage of an officer’s base salary that corresponds to the maximum prescribed level. In fiscal 2007, under the annual incentive bonus plan, no bonuses were paid to the named executive officers including our CEO as our pre-tax income was less then the prior year’s pre-tax income.

Long-Term Incentive Program

We believe that long-term improvement in our performance is achieved through an ownership culture that encourages long-term performance by our executive officers. We believe that long-term incentives encourage concentration of executives’ efforts on the behaviors within their control that they believe are necessary to ensure our long-term success, as reflected in increases over time to our stock price, earnings, cash flow and other elements.

The principal elements of our long-term incentives are the awards of non-qualified stock options (discontinued in fiscal 2006), restricted stock and restricted stock units. The issuance of the restricted stock and restricted stock units has been granted by the committee in connection with the hire or promotion of the named executive officers. The Company does not have a program, plan or practice of timing its equity grants in coordination with the release of material non-public information.

Annual Non-qualified Stock Option Awards. Stock option awards were historically granted annually in the August-September timeframe to employees at the corporate home office, including executives, support staff, regional operations directors and to the general managers of our restaurants. The grant price was the market price of a share of our common stock at the close of market on the date of grant. The committee believed that option grants naturally tie to our performance because the options require stock price improvement to become valuable. The annual grant for employees was made by the committee, following the recommendation of the chief executive officer. These annual grants of stock option awards to employees were discontinued in fiscal 2006 and instead, the committee has chosen to grant one-time restricted stock awards to select employees as discussed below. This decision was made as it was believed that the use of restricted stock promoted retention and long-term stock ownership better than stock options.

Restricted Stock and Restricted Stock Units. While we had not historically made grants of restricted stock to our employees, in fiscal 2006 we did, and may in the future, elect to make grants of restricted stock or restricted stock units to certain of our senior executives, including the named executive officers, and our directors. This decision to use restricted stock was made, in part, to provide an additional tool for our compensation programs. We also believe that grants of restricted stock align the interest of our executive officers with those of our stockholders and provide an incentive to our executive officers to build stockholder value while limiting the executive’s risk during a time when retention of our key talent is critical to our success. Moreover, restricted stock serves as an executive retention tool as it typically vests only if the executive remains with us for a certain period of time or upon reaching certain performance goals. To date, all awards of restricted stock were made in connection with the negotiation and execution of employment agreements with certain of our named executive officers. The committee approved these restricted stock grants as a part of their approved respective employment agreements after reviewing and evaluating the overall percentage of equity incentives held by these officers as compared to similar officers of other restaurant companies as provided in the 2005 Pearl Meyer study. For additional information on these grants, see the Outstanding Equity Awards table below.

In fiscal 2006, we established the Champps Entertainment, Inc. Deferred Compensation Plan for the benefit of our executives and members of our board of directors. The plan permits executive officers, including each of the named executive officers, and directors to elect to receive deferred stock units in lieu of an award of restricted stock by including a deferral election.

When participants elect to defer under the plan, they also elect when the amounts will ultimately be distributed. Participants can elect to have deferrals for a particular year paid in a future year if the participant is still employed at that time. Such in-service distributions are made at least two years following the year of deferral and may be in the form of a lump sum or through annual distributions not to exceed five years. Otherwise, payment of a participant’s account is made following the participant’s termination of employment in the form of (i) a single lump sum following separation of service, (ii) a single lump sum on January 31 of any of the succeeding five years following separation of service, or (iii) in annual installments not to exceed five years, as so elected at the time of deferral. Key employees, including each of the named executive officers, are also constrained in that their deferrals may only be distributed as a result of a separation of service on the last day of the month in which occurs on the six month anniversary of their separation from service (as required by Section 409A of the Internal Revenue Code).

The plan is considered to be “non-qualified” plans for federal tax purposes, meaning that the arrangements are deemed to be unfunded and an executive’s interest in the plan is no greater than that of an unsecured general creditor of the Company. For information on the named executive officers who have elected to participate in the plan and receive restricted stock units in lieu of restricted stock, see Outstanding Equity Awards Table at Fiscal Year-End below.

No restricted stock awards were issued to the named executive officers in fiscal 2007 as it was believed that the prior awards of stock-based compensation to the named executive officers were sufficient compensation and motivation for the current fiscal year.

Personal Benefits and Perquisites

We provided the named executive officers with perquisites and other personal benefits that we and the committee believe are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions. The committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers. For additional information regarding our perquisites and other personal benefits provided to our named executive officers, see Summary Compensation Table and related footnotes below.

Severance and Termination Payments

The employment agreements with our named executive officers provide for payments upon termination, and in certain cases, upon termination within a certain period of time following a change of control. For a more detailed explanation of these provisions, including an estimate of the potential payments, see the “Potential Payments upon Termination or Change of Control” below. The committee approved the inclusion of these arrangements in the employment agreements to encourage employment with the named executive officers at the time of hire and make their compensation competitive with what they could earn at other peer companies.

Deductibility to Executive Compensation

Section 162(m) of the Internal Revenue Code under the Omnibus Budget Reconciliation Act of 1993 limits the deductibility of compensation over $1 million paid by a company to an executive officer. The policy of the compensation committee is to establish and maintain a compensation program that maximizes the creation of long-term stockholder value. The committee attempts to generally structure most compensation approaches to ensure deductibility under 162(m). However, the committee reserves the right to adopt programs giving consideration to factors other than deductibility where the committee believes stockholder interests are best served by retaining flexibility. In such cases, the committee may consider various alternatives to preserving the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its compensation objectives. As discussed above, performance bonuses are generally paid under the 2007 Plan and thus, are intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code.

Employment Agreements

Michael P. O’Donnell. On March 2, 2005, we entered into an employment agreement with Mr. O’Donnell to serve as our chief executive officer and president. Under the employment agreement, we pay Mr. O’Donnell an annual base salary of $450,000 plus a target annual performance-based incentive of $200,000, subject to Mr. O’Donnell remaining employed by us on the last day of each applicable fiscal year and satisfaction of certain performance goals established by the committee. The committee may, in its discretion, pay an amount less than or greater than $200,000 upon partial or excess achievement of the applicable performance goals. Mr. O’Donnell is eligible to participate in our present and future employee benefits and is entitled to $1 million of life insurance coverage, long-term disability coverage and an automobile allowance. On December 7, 2005, in accordance with his employment agreement, Mr. O’Donnell was granted 514,680 shares of restricted common stock. 128,670 shares of the restricted common stock vest as to 1/3 of the shares on each anniversary of the date of grant and upon a change of control. The remaining 386,010 shares of restricted stock vest after seven years or earlier upon satisfaction of certain average market price maintenance requirements and upon a change of control if certain market price targets are met.

On July 28, 2005, we amended Mr. O’Donnell’s agreement to provide Mr. O’Donnell a car allowance of $1,000 per month.

David D. Womack. On August 17, 2005, we entered into an employment agreement with Mr. Womack to serve as our vice president, treasurer and chief financial officer. The agreement provided that we pay Mr. Womack an annual base salary of $200,000 plus bonus potential of up to 30% of his annual base salary pursuant to criteria contained in our corporate bonus plan and a car allowance of $500 per month. Effective January 1, 2007, Mr. Womack’s employment agreement was amended to appoint him as an executive vice president and increase his annual base salary to $250,000. On December 7, 2005, in accordance with his employment agreement, Mr. Womack was granted 32,000 shares of restricted common stock that vest over three years or upon a change in control and 60,000 shares of restricted stock that vest after the seventh year of his employment or sooner upon satisfaction of certain average market price maintenance requirements under the 2005 Stock Incentive Plan.

J. David Miller. On August 18, 2005, we entered into an employment agreement with Mr. Miller to serve as our vice president of construction and development. The agreement provides that we will pay Mr. Miller an annual base salary of $156,000 plus bonus potential of up to 30% of his annual base salary pursuant to criteria contained in our corporate bonus plan and a car allowance of $500 per month.

Donna L. Depoian. On February 26, 1999, we entered into an employment agreement with Ms. Depoian to serve as our vice president, general counsel and secretary. The agreement provides for an initial term of one year and for successive one-year renewals thereafter. Under the agreement, Ms. Depoian receives an annual base salary of $120,000, subject to adjustment at the discretion of the board of directors. Ms. Depoian’s current annual salary is $149,600 plus bonus potential of up to 30% of her annual base salary pursuant to criteria contained in our corporate bonus plan and she receives a car allowance of $500 per month.

We offer our named executive officers and directors the option to receive all or a portion of their equity awards on a deferred basis under our Deferred Compensation Plan, discussed previously.

Summary Compensation Table

The following table sets forth summary information concerning compensation awarded to, earned by, or accrued for services rendered to us in all capacities by our principal executive officer, principal financial officer, each of our two other most highly compensated executive officers who were serving as executive officers at the end of fiscal year 2007 and our former officer (collectively, the “named executive officers”), for the fiscal year 2007.

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Michael P. O’Donnell Chairman, Chief Executive Officer and President	2007	$450,000	$—	$567,533	$—	$27,808	$1,045,341
David D. Womack Executive Vice President and Chief Financial Officer	2007	223,077	—	135,261	—	8,457	366,795
Donna L. Depoian Vice President, General Counsel and Secretary	2007	149,600	—	—	5,983	8,555	164,138
J. David Miller Vice President of Construction and Design	2007	156,000	—	—	5,983	7,848	169,831
Richard Scanlan (1) Former Senior Vice President and Chief Operating Officer	2007	139,423	85,892	—	—	13,720	239,035

(1)	As part of a letter agreement, Mr. Scanlan resigned as senior vice president and chief operating officer on August 16, 2006 and surrendered all his rights to any restricted stock. Also as a part of that letter agreement, Mr. Scanlan entered into and amendment and restatement of his existing employment agreement, whereby he continued to serve as a director of operations – market partner for Champps overseeing the Illinois and Minnesota markets. As a director of operations – market partner, Mr. Scanlan receives a base salary of $125,000 plus a monthly bonus equal to 3% of store operating cash flow for the stores in his region. The amounts in the table above reflect Mr. Scanlan’s compensation during fiscal 2007 for all positions he held during that year.

(2)	2007 salary represents base salary and payment for vacation, holidays and sick days for 2007.

(3)	Mr. Scanlan’s bonus represents payments to him as a director of operations – market partner as described above in footnote 1 of this table. As discussed under “Annual Performance-Based Incentive” in the Compensation Discussion and Analysis above, no named executive officer earned an annual incentive bonus, or non-equity incentive plan award, in 2007.

(4)	Amounts represent the compensation cost recognized by us during 2007 for financial statement reporting purposes with respect to the stock awards and option awards for each named executive officer, computed in accordance with FAS#123R, disregarding any estimates of forfeitures relating to service-based vesting conditions. For a discussion of the assumptions used in calculating these amounts, see Note 11 of our fiscal 2007 audited financial statements.

(5)	Amounts in the “All Other Compensation” column consist of the following payments we paid to or on behalf of the named executive officers:

Name and Principal Position	Year	Car Allowance ($) (a)	Meal Discounts ($) (b)	Insurance Premiums ($) (c)	Company Contribution to 401(k) Plans ($) (d)	Office Rental ($) (e)	Total ($)
Michael P. O’Donnell Chairman, Chief Executive Officer and President	2007	$12,000	$3,042	$4,866	$1,540	$6,360	$27,808
David D. Womack Executive Vice President and Chief Financial Officer	2007	6,000	602	1,855	—	—	8,457
Donna L. Depoian Vice President, General Counsel and Secretary	2007	6,000	395	1,113	1,047	—	8,555
J. David Miller Vice President of Construction and Design	2007	6,000	689	1,159	—	—	7,848
Richard Scanlan Former Senior Vice President and Chief Operating Officer	2007	9,600	1,488	1,178	1,454	—	13,720

(a)	All executives and certain other employees receive car allowances. See “Employment Agreements” above.

(b)	Meal discounts are provided to executives and valued above based on the estimated average cost of goods and labor. The amount reflects actual usage by the named executive officers of the meal discounts during fiscal 2007.

(c)	Life insurance, accidental death and dismemberment insurance, long-term disability insurance and short-term disability insurance is provided to all salaried and corporate employees and is paid by the Company. Pursuant to his employment agreement, Mr. O’Donnell is entitled to $1 million of life insurance and long-term disability coverage which is greater than the coverage provided to other salaried and corporate employees. The values represented above are based on the premiums paid by the Company for each officer’s insurance.

(d)	Represents our matching funds under our 401(k) plan for calendar 2006, paid in March 2007.

(e)	Represents the rental cost during fiscal 2007 of providing Mr. O’Donnell with an office in Jacksonville, Florida.

Grants of Plan-Based Awards

As discussed previously, we have an annual performance-based incentive plan subject to the attainment of certain financial targets. We did not make any equity awards during fiscal 2007 to the named executive officers. The following is information related to the annual incentive plan:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael P. O’Donnell Chairman, Chief Executive Officer and President	7/3/2006	—	200,000	400,000
David D. Womack Executive Vice President and Chief Financial Officer	7/3/2006	—	75,000	150,000
Donna L. Depoian Vice President, General Counsel and Secretary	7/3/2006	—	44,880	89,760
J. David Miller Vice President of Construction and Design	7/3/2006	—	46,800	93,600
Richard Scanlan Former Senior Vice President and Chief Operating Officer	7/3/2006	—	60,000	120,000

Outstanding Equity Awards at 2007 Fiscal Year End

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Excercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
Michael P. O’Donnell	6,000	—	4.94	6/13/2013		428,900	2,037,276	(2)
Chairman, Chief Executive	10,000	—	6.97	9/15/2013
Officer and President	10,000	—	7.85	8/5/2014
David D. Womack	—	—	—			81,333	386,332	(3)
Executive Vice President and
Chief Financial Officer
Donna L. Depoian	1,000	—	6.31	8/7/2007		—	—
Vice President, General	20,000	—	6.50	8/12/2008
Counsel and Secretary	12,000	—	5.75	8/25/2010
	15,000	—	7.50	9/26/2011
	6,000	—	4.94	6/13/2013
	12,500	—	6.97	9/15/2013
	10,000	5,000	7.85	8/5/2014	(1)
J. David Miller	1,000	—	6.31	8/7/2007		—	—
Vice President of	5,000	—	5.12	9/2/2008
Construction and Design	3,000	—	4.00	8/19/2009
	22,000	—	4.00	10/25/2009
	12,000	—	5.75	8/25/2010
	15,000	—	7.50	9/26/2011
	6,000	—	4.94	6/13/2013
	12,500	—	6.97	9/15/2013
	10,000	5,000	7.85	8/5/2014	(1)

(1)	These options vest 1/3rd on the first anniversary, 1/3rd on the second anniversary with the balance vesting on August 5, 2007.

(2)	42,890 shares of restricted stock units vest on March 2, 2008 or upon a change of control as discussed under “Potential Payments Upon Termination or Change in Control” below. 386,010 shares of restricted stock units vest on March 2, 2012 or earlier upon satisfaction of certain average market price maintenance requirements and upon a change of control if certain market price targets are met. Specifically, one-half of this restricted stock award vests over an eight quarter period if the market price appreciates 200% ($17.32) or more for a sixty consecutive day period prior to the second anniversary of the employment agreement. The remainder of the restricted stock awared vests over an eight quarter period if the market price of the stock appreciates 300% ($ 25.98) or more for a sixty consecutive day period prior to the 3rd anniversary of the employment agreement.

(3)	10,667 and 10,666 shares of restricted stock units vest on August 17, 2007 and August 17, 2008, respectively, or upon a change of control as discussed under “Potential Payments Upon Termination or Change in Control” below. 60,000 shares of restricted stock units vest on August 17, 2012 or earlier upon satisfaction of certain average market price maintenance requirements and upon a change of control if certain market price targets are met. The market price maintenance requirements for Mr. Womack’s plan are consistent with the provisions as noted above in Mr. O’Donnell’s restricted stock award arrangement.

(4)	Based on the closing market price of our common stock on July 1, 2007, or $4.75.

Options Exercised and Stock Vested

The following table summarizes vesting of restricted stock awards for each named executive officer for the fiscal year ended July 1, 2007:

	Stock awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Michael P. O’Donnell Chairman, Chief Executive Officer and President	42,890	248,333
David D. Womack Executive Vice President and Chief Financial Officer	10,667	53,975
Donna L. Depoian Vice President, General Counsel and Secretary	—	—
J. David Miller Vice President of Construction and Design	—	—

(1)	Value realized is calculated based on the number of shares vesting multiplied by the closing market price of our common stock on the vesting date.

Potential Payments upon Termination or Change in Control

On July 3, 2007, we entered into a merger agreement to be acquired by F&H Acquisition Corp., the holding company for Fox & Hound Restaurant Group, for $5.60 per share in cash, or an aggregate purchase price of $74.8 million. If the deal is consummated, the change of control and most likely the termination provisions of the following employment agreements and stock option and incentive plans will be applicable to this transaction.

Employment Agreements

Michael P. O’Donnell. Our employment agreement with Mr. O’Donnell provides that he is entitled to payment of certain compensation upon termination of his employment.

The employment agreement terminates automatically in the event of Mr. O’Donnell’s death or in the event that he becomes disabled. In the event Mr. O’Donnell’s employment terminates on account of his death or disability, or as a result of the voluntary resignation of Mr. O’Donnell, he (or his estate) is entitled to receive his base salary and accrued vacation pay through the date of termination and any compensation previously deferred by Mr. O’Donnell or due pursuant to any applicable welfare or benefit plans. He or his estate is also entitled to receive under such circumstances a pro rata share of any annual incentive bonus for which he would have otherwise been eligible, determined on the basis of the number of days during which he was employed by us during the applicable fiscal year.

Mr. O’Donnell’s employment agreement further provides we may terminate his employment at any time for “cause,” which is defined in the employment agreement to include, among other things: neglect in the performance of his duties, engaging in certain acts of misconduct that result in material damage to our business or reputation, felonious acts, engaging in fraud against us or failure to follow lawful directives from the board of directors. In the event Mr. O’Donnell’s employment is terminated for cause, he is entitled to receive his base salary, any earned but unpaid bonus and benefits in accordance with our applicable policy and accrued vacation pay through the date of his termination.

We may also terminate Mr. O’Donnell’s employment without cause or it may be terminated by Mr. O’Donnell for good reason. If Mr. O’Donnell’s employment with us is terminated by us without cause or by Mr. O’Donnell for good reason, then upon delivering a general release to us, Mr. O’Donnell is entitled to receive a pro rata portion of the annual bonus Mr. O’Donnell would have earned through the date of termination and, for a period of up to 24 months, an amount equal to 1/12th of his base salary and target bonus. Mr. O’Donnell is also entitled to receive continued medical coverage for up to two years. If Mr. O’Donnell becomes employed by another entity that is not our competitor prior to the end of the 24-month severance period, all remaining severance payments will be reduced by one-half throughout the remainder of the severance term. If Mr. O’Donnell becomes employed by our competitor prior to the end of the 24-month severance period, all remaining severance payments will immediately terminate.

In addition, Mr. O’Donnell’s employment agreement provides for the same payments payable upon a termination without cause described above to be made to him upon the occurrence of a change in control and his subsequent termination. Specifically, payments are to be made in the event that a change in control occurs and Mr. O’Donnell’s employment as chief executive officer or chairman is voluntarily terminated within the 30-day period immediately following the first anniversary of the one year following such change in control. The definition of change in control includes a majority of the individuals who serve in the same class of directors cease for any reason to constitute at least a majority of that class of directors. Good reason is generally defined as:

•

the assignment of any duties or responsibilities inconsistent in any material respect with the scope of the duties or responsibilities associated with Mr. O’Donnell’s title or position, as set forth and described in his employment agreement;

•	(i) a material reduction in his duties or responsibilities or (ii) a material change in his reporting rights or obligations, each as set forth and described in his employment agreement;

•	his removal from the offices or positions provided for in his employment agreement;

•

a decrease in his base salary or target bonus by us, or he is not provided benefits under our employee benefit or health or welfare plans or our programs that are comparable to those provided to our other senior executives;

•	we fail to pay Mr. O’Donnell’s compensation or to provide for his benefits when due; or

•	we fail to allow Mr. O’Donnell to perform his services in Florida whenever commercially reasonable to do so and provide office space in Florida.

In addition, a total of 42,890 shares subject to restricted stock units held by Mr. O’Donnell will vest upon a change of control as defined above.

Mr. O’Donnell’s employment agreement also provides that in the event any payment or distribution to him is deemed to be subject to an excise tax, he will receive an additional payment (a “gross-up” payment) equal to the excise tax.

In connection with the execution of the merger agreement mentioned above and at F&H’s request, Mr. O’Donnell agreed to enter into a consulting arrangement with F&H to provide transitional services to F&H for approximately three months following the merger. In exchange, F&H will continue making full severance payments (consistent with Mr. O’Donnell’s current employment agreement) for a period of twelve months following the completion of the merger, irrespective of whether or not Mr. O’Donnell accepts substitute full-time employment during such time. Such payments will terminate if Mr. O’Donnell becomes employed or affiliated (as an owner, director, consultant or similar capacity) by a competitor of F&H. After the initial twelve-month period, the provisions in Mr. O'Donnell's existing employment agreement will apply, which means that if Mr. O’Donnell becomes employed by a non-competitor, the remaining severance payments to which he is entitled will be reduced by half.

David D. Womack. Our employment agreement with Mr. Womack, requires Mr. Womack be paid severance under certain circumstances, following execution of a general release by Mr. Womack. If Mr. Womack’s employment is terminated by us without “cause”, he is entitled to receive severance compensation equal to his salary paid monthly for a period of twelve months. Mr. Womack’s employment agreement defines “cause” to include, among other things: engaging in certain acts of misconduct (including violation of our polices), commission of a felony or misdemeanor involving dishonesty, theft of our property, violation of any term of his agreement, or any other of our policy, procedure or guideline. “Cause” also includes engaging in any of the following forms of misconduct: commission of any felony or of any misdemeanor involving dishonesty or moral turpitude; theft or misuse of our property or time; use of alcohol on our premises or appearing on such premises while intoxicated, other than in connection with a Company-sponsored social event; illegal use of any controlled substance; illegal gambling on our premises; discriminatory or harassing behavior, whether or not illegal under federal, state or local law; willful misconduct; or falsifying any document or making any false or misleading statement relating to his employment with us.

Mr. Womack is also entitled to such severance payments upon a change of control if such change of control immediately results in his loss of employment. Mr. Womack’s employment agreement defines “change of control” as (i) the acquisition, directly or indirectly, by any person within any twelve-month period of more than 50% of our outstanding common stock or (ii) consummation of a merger, consolidation or other business combination of us with any other person if we are not the surviving entity after such consummation, or (iii) a plan of complete liquidation of us or an agreement for the sale or disposition by us of all or substantially all of our assets.

In addition, a total of 21,333 shares subject to restricted stock units held by Mr. Womack will vest upon a change of control as defined above.

J. David Miller. Our employment agreement with Mr. Miller requires Mr. Miller be paid severance, following execution of a general release by Mr. Miller. If Mr. Miller’s employment is terminated by us without “cause”, he is entitled to receive severance compensation equal to his salary paid monthly for a period of four months. Mr. Miller’s employment agreement defines “cause” identical to the definition in Mr. Womack’s agreement outlined above.

Mr. Miller is also entitled to such payments upon a change of control if such change of control immediately results in his loss of employment. Mr. Miller’s employment agreement defines “change of control” identical to the definition in Mr. Womack’s agreement outlined above.

Donna L. Depoian. Our employment agreement with Ms. Depoian provides that in the event we terminate Ms. Depoian’s employment without “cause,” or if Ms. Depoian terminates her employment for “good reason,” we will pay Ms. Depoian an amount equal to Ms. Depoian’s current cash compensation for one year, or if her termination is in conjunction with a change of control, the amount would be paid as a lump sum. In addition, in the event of a sale transaction, Ms. Depoian is entitled to receive an amount equal to one time her then current annual base salary, but will not receive such amount if she is paid severance as a result of a “change of control.”

Ms. Depoian’s employment agreement defines “cause” as (1) her theft from or fraud upon us; (2) her conviction of a felony; (3) her willful violation of the terms and conditions of the agreement; (4) her willful disregard or neglect in the duties she is required to perform for us; or (5) her willful and demonstrated unwillingness to prosecute and perform such duties to the extent deemed reasonably necessary and advisable, which duties encompass the duties reasonably required of a general counsel of a restaurant company. In addition, Ms. Depoian’s employment agreement provides that if her employment is terminated within twelve months after a “change of control,” she is entitled to receive a payment equal to her cash compensation for one year in a lump sum and all unexercised options held by her will vest as of the date of termination and the period for exercising such options shall be extended to the expiration date of such options.

A “change of control” is generally defined to include the following events: any person becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of either our combined voting power of the then outstanding securities having the right to vote in an election of the our board of directors or the then outstanding shares of our capital stock; or persons who, as of the date of the agreement, constitute our Board of Directors (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors will be considered an Incumbent Director.

Equity Plans

In addition to the provisions included in the named executive officers’ employment and restricted stock agreements discussed above, our 2005 Stock Incentive Plan also provides for acceleration of vesting upon a change in control.

Under our 2005 Stock Incentive Plan, upon a “Corporation Transaction” (unless awards are assumed or replaced by a buyer), our board of directors may provide for (i) the vesting of all outstanding shares of restricted stock and stock units (and the delivery of shares subject to stock units) with a 15-day period which to exercise the vested option; or (ii) all awards of options and restricted stock will be cancelled and the holders are entitled to receive cash or securities having a value of the restricted stock or options. A “Corporate Transaction” is defined as (i) our dissolution or liquidation, or our merger, consolidation, or reorganization with one or more other entities in which we are not the surviving entity, (ii) a sale of substantially all of our assets, or (iii) any transaction (including without limitation a merger or reorganization in which we are the surviving entity) which results in any person or entity owning 50% or more of our stock.

The following table presents the amount of compensation payable to each of Messrs. O’Donnell, Womack, and Miller and Ms. Depoian if the triggering termination event had occurred on the last day of our most recently completed fiscal year, July 1, 2007. The table only includes incremental payments or benefits to the officers and thus does not include amounts otherwise due, such as base salary through the termination date and accrued vacation.

Name and Principal Position	Benefit	Before Change in Control Termination w/o Cause or for Good Reason	After Change in Control Termination w/o Cause or for Good Reason	Voluntary Termination	Death	Disability	Change in Control
Michael P. O’Donnell	Severance (1)	$1,300,000	$1,300,000	$—	$—	$—	$—
Chairman, Chief Executive	Health benefits (2)	37,870	37,870	—	—	—	—
Officer and President	Restricted stock and stock unit vesting acceleration (3)	—	—	—	—	—	203,728
	Total value:	1,337,870	1,337,870	—	—	—	203,728
David D. Womack	Severance (4)	250,000	250,000	—	—	—	—
Executive Vice President and Chief Financial Officer	Restricted stock and stock unit vesting acceleration (5)	—	—	—	—	—	101,332
	Total value:	250,000	250,000	—	—	—	101,332
Donna L. Depoian	Severance (6)	149,600	149,600	—	—	—	—
Vice President, General	Change of control (7)						149,600
Counsel and Secretary	Stock option vesting acceleration (8)	—	—	—	—	—	—
	Total value:	149,600	149,600	—	—	—	149,600
J. David Miller	Severance (9)	52,000	52,000	—	—	—	—
Vice President of Construction and Design	Stock option vesting acceleration (8)	—	—	—	—	—	—
	Total value:	52,000	52,000	—	—	—	—

(1)	Amount based on Mr. O’Donnell’s 2007 base salary, or $450,000, and target bonus for 2007 of $200,000. Mr. O’Donnell’s severance would be paid over the ensuing 24 months. If he became employed by a non-competitor during the second 12-month period following termination, his severance would be reduced by 1/2 over the remainder of the severance term. If he became employed by a competitor during the 24-month period, all remaining severance would immediately terminate.

(2)	Amount represents the COBRA cost for an additional 24 months.

(3)	Certain of Mr. O’Donnell’s unvested restricted stock would vest as a result of a change of control. As of July 1, 2007, such unvested restricted shares totaled 42,890 and are valued in the above table using the fiscal 2007 year-end common stock share price of $4.75.

(4)	Payable over the ensuing 12 months and applicable only to termination without cause including termination from a change of control.

(5)	Certain of Mr. Womack’s unvested restricted stock would vest as a result of a change of control. As of July 1, 2007, such unvested restricted shares totaled 21,333 and are valued in the above table using the fiscal 2007 year-end common stock share price of $4.75.

(6)	Payable over ensuing 12 months or on a lump-sum basis if termination occurs within 12 months following a change of control.

(7)	Upon a change of control, Ms. Depoian would be paid a lump-sum payment equal to her current annual base salary.

(8)	Certain of Ms. Depoian’s and Mr. Miller’s unvested stock options totaling 5,000 shares each would vest as a result of a change of control. Such options at July 1, 2007 had no value as the exercise price of $7.85 per share exceeded the fiscal 2007 year-end stock price of $4.75.

(9)	Payable over the ensuing four months and applicable only to termination without cause including termination from a change of control.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in fiscal year 2007:

Name	Year	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Meal Discounts ($) (3)	Total ($)
Stephen F. Edwards (4)	2007	$51,500	$60,000	$—	$111,500
James Goodwin (4)	2007	46,000	60,000	—	106,000
Ian Hamilton (4)	2007	47,500	60,000	—	107,500
Karl S. Okamoto (4)	2007	1,500	60,000	866	62,366
Charles G. Phillips (4)	2007	44,500	60,000	—	104,500

(1)	Each non-employee director is entitled to receive $1,500 for each standing committee meeting attended. In addition, a special committee was formed on October 4, 2006 to evaluate and coordinate our potential sale process. The special committee consisted of Messrs. Edwards, Phillips, Goodwin and Hamilton. Each member of the special committee was paid $40,000 with the exception of Mr. Edwards, who was paid $50,000 as chair of the special committee.

(2)	Amounts represent the compensation cost recognized by us during 2007 for each of the directors, computed in accordance with FAS#123R, other than disregarding any assumptions due to service-based vesting conditions. For a discussion of the assumptions relating to these valuations, see Note 11 of our 2007 audited financial statements.

(3)	Each non-employee director is entitled to receive complementary food and beverages at our restaurants.

(4)	Prior to fiscal 2006, our directors were annually awarded non-qualified stock option awards that generally vested over a one-year period. In fiscal 2006 and 2007, our directors were awarded restricted stock award grants. The following is a listing of the aggregate number of unvested stock awards outstanding for each non-employee director as of July 1, 2007.

Name and Principal Position	Aggregate Stock Awards Outstanding
Stephen F. Edwards	9,091
James Goodwin	9,091
Ian Hamilton	9,091
Karl S. Okamoto	9,091
Charles G. Phillips	9,091

Annual Retainers

Our directors do not receive any cash annual retainers. Instead, annually for the last two years they have been awarded restricted stock. Directors may elect to defer restricted stock awarded under our Deferred Compensation Plan and accordingly receive restricted stock units.

Meeting Fees

Our directors do not receive meeting fees for board meetings. However, each member of the audit committee, compensation committee and the nominating and governance committee receives $1,500 for each committee meeting attended in person or telephonically. We also reimburse the directors for reasonable costs incurred by them in traveling to and attending board and committee meetings.

Indemnification of Directors

We have entered into agreements to indemnify our directors and executive officers. Under these agreements, we are obligated to indemnify our directors and officers to the fullest extent permitted under the Delaware General Corporation Law for expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by them in any action or proceeding arising out of their services as a director or officer. We believe that these agreements are necessary in attracting and retaining qualified directors and officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the company’s equity compensation plans in effect as of July 1, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	647,858	6.89	613,154	(1)
Equity compensation plans not approved by stockholders	—	—	—

Total	647,858	—	613,154

(1)	Includes 400,000 shares authorized for issuance under the Employee Stock Purchase Plan under which 299,817 shares have been issued and 2,919 shares were subject to purchase as of July 1, 2007. In addition, the Company has 535,890 shares available for grant under the 2005 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock of Champps beneficially owned as of September 1, 2007 based on 13,097,368 shares of common stock outstanding on such date by:

•	each director;

•	the chief executive officer and the three executive officers of Champps, each of whose compensation exceeded $100,000 during the fiscal year ended July 1, 2007;

•	all directors and executive officers of Champps as a group; and

•

each person known by Champps to beneficially own more than 5% of our outstanding common stock based upon our review of documents filed by them with the SEC and/or information available on www.nasdaq.net with respect to the ownership of our shares of common stock based on 13-F filings for ownership, which reflect beneficial ownership as of the dates set forth therein.

Unless otherwise indicated, the address for each person or entity below is c/o Champps Entertainment, Inc., 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124.

Beneficial ownership of common stock includes shares that are individually or jointly owned, as well as shares of which the individual has sole or shared investment or voting authority. Beneficial ownership of common stock also includes shares that could be purchased by the exercise of options, warrants or notes at or within 60 days of September 1, 2007. The amounts set forth in the table as beneficially owned include shares owned, if any, by spouses and relatives living in the same home, as to which beneficial ownership may be disclaimed as set forth in the notes following the table.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent
Directors and Executive Officers
Stephen F. Edwards (1)	54,196	*
James Goodwin (2)	66,696	*
Ian Hamilton (3)	44,196	*
Michael P. O’Donnell (4)	540,680	4.0%
Karl Okamoto (5)	28,196	*
Charles G. Phillips (6)	44,196	*
Donna L. Depoian (7)	82,190	*
J. David Miller (8)	95,741	*
David D. Womack (9)	92,458	*
Other Stockholders
Atticus Capital, LLC (10)	4,453,833	33.1%
T. Rowe Price Associates, Inc. (11)	1,640,744	12.1%
Dimensional Fund Advisors, Inc. (12)	1,097,126	8.4%
Franklin Advisory Services, LLC (13)	920,000	7.0%
Loeb Partners Corp (14)	883,562	6.7%

All directors and executive officers as a group (9 persons) (15)	1,048,549	7.4%

*	Less than 1% of the outstanding shares of our common stock.

(1)

Includes 36,000 shares of common stock issuable on the exercise of stock options and 18,196 shares of restricted stock. Excludes shares which may be deemed to be beneficially owned by Atticus Capital, L.L.C. as described below. The address for Mr. Edwards is c/o Atticus Capital, L.L.C., 152 West 57th Street, 45th Floor, New York, New York 10019.

(2)

Includes 46,000 shares of common stock issuable on the exercise of stock options held by the Gordon Tang Goodwin Trust of which Mr. Goodwin is a trustee and 18,196 shares of restricted stock. Mr. Goodwin disclaims beneficial ownership of shares owned by this trust. The address for Mr. Goodwin is c/o Half Moon LLC, 39 East 79th Street, New York, New York 10021.

(3)	Includes 26,000 shares of common stock issuable on the exercise of stock options and 18,196 shares of restricted stock shares. The address for Mr. Hamilton is 333 S. State Street, Suite V-154, Lake Oswego, Oregon 79034.

(4)	Includes 26,000 shares of common stock issuable on the exercise of stock options and 514,680 shares of restricted stock. The address for Mr. O’Donnell is 10375 Park Meadows Drive, Suite 560, Littleton, Colorado 80124.

(5)	Includes 10,000 shares of common stock issuable on the exercise of stock options and 18,196 shares of restricted stock shares. The address for Mr. Okamoto is 1007 E. Abington Avenue, Wyndmoor, Pennsylvania 19038.

(6)	Includes 26,000 shares of common stock issuable on the exercise of stock options and 18,196 shares of restricted stock. The address for Mr. Phillips is c/o Prentice Capital Management, LP, 900 Third Avenue, New York, New York 10022.

(7)	Includes 80,500 shares of common stock issuable upon the exercise of stock options held by Ms. Depoian.

(8)	Includes 90,500 shares of common stock issuable upon the exercise of stock options held by Mr. Miller.

(9)	Includes 92,000 shares of restricted stock held by Mr. Womack.

(10)

Includes (a) 4,102,052 shares of common stock, (b) 281,425 shares issuable upon conversion of the 5.5% convertible subordinated notes due 2007 in the aggregate principal amount of $3,000,000 (assuming conversion at the initial conversion price of $10.66 per share) and (c) 70,356 shares issuable upon exercise of the warrants (assuming conversion at the initial conversion price of $11.10 per share) both issued by Champps in December 2002 to Atticus Capital, L.L.C., which were subsequently transferred to certain funds managed by Atticus Capital, L.L.C. Atticus Capital, L.L.C., together with certain of its affiliated entities, act as advisors for various investment funds and managed accounts. Mr. Timothy R. Barakett is the chairman, chief executive officer and managing member of Atticus Capital, L.L.C. Based on his relationship with Atticus Capital, L.L.C. and the affiliate entities, Mr. Barakett is deemed to be the beneficial owner of such shares. The address for Mr. Barakett and Atticus Capital, L.L.C. is 152 West 57th Street, 45th Floor, New York, New York 10019.

(11)	Includes 375,235 shares issuable upon conversion of $4,000,000 principal amount of convertible subordinated notes and 93,809 warrants to purchase common stock purchased from Champps in December 2002. The securities are owned by various individual and institutional investors including T. Rowe Price Small-Cap Value Fund, Inc. (which owns a majority of the shares included herein), which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims beneficial ownership of such securities. The address for T. Rowe Price Associates is 100 East Pratt St., Baltimore, Maryland 21202.

(12)	The address for Dimensional Fund Advisors, Inc is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13)

Franklin Advisory Services, LLC may be deemed to be a beneficial owner of 920,000 shares of common stock held by Franklin Resources, Inc. Charles B. Johnson and Rupert H. Johnson each may be deemed to be beneficial owners of securities held by Franklin Resources, Inc. Each disclaims beneficial ownership of any of the 920,000 shares of common stock held by Franklin Resources, Inc. The address for Franklin Advisory Services, LLC is 901 Mariners Island Blvd., 6th Floor, San Mateo, California 94404.

(14)	The address for Loeb Partners, Corp. is 61 Broadway, Suite 2450, New York, New York 10006.

(15)	The number of shares beneficially owned by all directors and executive officers as a group includes 341,000 shares of common stock issuable upon the exercise of outstanding stock options and 697,660 shares of restricted stock.

Change in Control

Proposed Merger

On July 3, 2007, we entered into the Merger Agreement with F&H and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Company common stock (other than any shares held in treasury by the Company and any shares as to which the holder has properly demanded appraisal of his or her shares under Delaware law) will be converted into the right to receive $5.60 in cash, or $74.8 million in total, without interest. Following completion of the Merger, we will be a wholly-owned subsidiary of F&H. F&H is the parent company of Fox & Hound Restaurant Group, a pub-themed concept with 88 units in operation. F&H is owned by two private equity fund sponsors, Newcastle Partners, L.P. and Steel Partners II L.P., and the senior management of F&H.

Stockholders are scheduled to vote on the approval and adoption of the Merger Agreement at a special meeting of stockholders called for that purpose which will be held on September 28, 2007, and if the Merger is approved, it is currently anticipated that the Merger will be completed on October 1, 2007. Completion of the Merger is subject to the satisfaction of certain other customary closing conditions as set forth in the Merger Agreement, including the absence of certain changes and the obtaining of certain third party consents. The Merger is not subject to any financing condition.

Additional information about the Merger and the Merger Agreement is contained in our proxy statement dated August 28, 2007, copies of which have been filed with the SEC and mailed to our stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Interests of our Directors and Executive Officers in the Proposed Merger

As discussed in Item 12 above under Change in Control – Proposed Merger, it is contemplated that a merger will occur on October 1, 2007. In conjunction with this proposed merger, directors and executive officers, have interest in the transaction as discussed below.

•

Each outstanding option to purchase shares of our common stock held by a director or executive officer whether vested or unvested, will be canceled and converted into the right to receive a cash payment equal to the excess (if any) of the $5.60 per share cash merger consideration over the exercise price per share of the option, multiplied by the number of shares subject to the option, without interest and less any applicable withholding taxes;

•	each holder under our Deferred Compensation Plan, will be entitled to $5.60 per each notional share held under such holder’s account; and

•

each award of restricted stock held by an executive officer or director which has vested or will vest as a result of the change in control will be converted into the right to receive $5.60 per share in cash, less any applicable withholding taxes.

We estimate that the amounts that will be payable to each named officer in settlement of stock options, restricted stock and other equity-based awards as follows: Mr. O’Donnell, $725,000, and Mr. Womack $182,000. We estimate the aggregate that will be payable to all directors and executive officers in settlement of stock options, restricted stock, and other equity based awards (other than that held by Mr. O’Donnell and Mr. Womack) to be approximately $622,000. In addition, Messrs. O’Donnell, Womack and Miller and Ms. Depoian could also receive severance as a result of a change of control. See Item 11. Executive Compensation.

Indemnification Agreements

Champps has entered into indemnification agreements with certain members of the board, pursuant to which Champps has agreed to advance expenses and indemnify such persons against certain liabilities incurred in connection with their services to Champps. In the event of a proceeding brought against an indemnified person by or on behalf of Champps, that person shall not be entitled to indemnification if he or she is adjudged to be liable to Champps, or if applicable law prohibits such indemnification; provided, however, that, if applicable law so permits, indemnification shall nevertheless be made by Champps in such event if, and only to the extent, determined by the Court of Chancery of the State of Delaware, or another court in which such proceeding is brought or is pending.

Review, Approval or Ratification of Transactions with Related Parties

The board of directors has recognized that transactions between the Company and certain related persons present a heightened risk of conflicts of interest. In order to ensure that the Company acts in the best interest of its stockholders, the Board has delegated the review and approval of related party transactions to the audit committee. Any related party transaction required to be disclosed in accordance with applicable SEC regulations must be reviewed and approved by the audit committee. No such transactions were required to be reviewed by the audit committee during the fiscal year.

Independence of Directors

The board of directors consists of six persons, a majority of whom are independent. The board of directors has determined that each of Charles Phillips, Karl Okamoto, Stephen Edwards, James Goodwin and Ian Hamilton qualify as “independent directors” as defined in Rule 4200(a)(15) of the NASD.

Item 14.	Principal Accountant Fees and Services.

KPMG LLP served as our independent auditors for the 2007 fiscal year. Ratification of the selection of KPMG LLP by our stockholders is not required by law, regulation or Nasdaq rules.

We incurred or are expected to incur the following fees to our auditors, KPMG LLP, for the fiscal years ended July 1, 2007 and July 2, 2006:

Fiscal Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total
2007	$504,190	$—	$—	$—	$504,190
2006	485,000	—	—	—	485,000

Fiscal year 2007 and 2006 audit fees consisted of audit and quarterly reviews of the consolidated financial statements for the fiscal years ended July 1, 2007 and July 2, 2006, respectively, or services normally provided by our accountants in connection with statutory and regulatory filings. Included in the services provided by our accountant were compliance with Section 404 of the Sarbanes-Oxley Act. All services performed by the principal accountant were performed by full-time employees of KPMG LLP.

Audit Committee Pre-approval of Fees

The audit committee meets with the independent auditors prior to the audit to discuss the planning and staffing of the audit and to approve the proposed fee for the audit and any required special services. The audit committee is notified in advance of and pre-approves, any proposed engagement of the independent auditor to provide non-audit services to Champps. The audit committee adopted a pre-approval policy for services by its independent accountant to comply with Securities and Exchange Commission Release No. 33-8183A pursuant to which all services provided by the principal auditor are pre-approved by the chairman of the audit committee. The audit committee pre-approved all services performed by the principal accountants for fiscal year 2007 in accordance with the pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following are being filed as part of this Annual Report on Form 10-K.

1.	Financial Statements:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – As of July 1, 2007, and July 2, 2006

Consolidated Statements of Operations – Fiscal years ended July 1, 2007, July 2, 2006, and July 3, 2005

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income – Fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005

Consolidated Statements of Cash Flows – Fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005

Notes to Consolidated Financial Statements for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005

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

CHAMPPS ENTERTAINMENT, INC.
(Registrant)

By:	/s/ Michael P. O’Donnell	Date: September 6, 2007
Michael P. O’Donnell
Chairman, President and Chief Executive Officer

By:	/s/ David D. Womack	Date: September 6, 2007
David D. Womack
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature Title

/s/ Michael P. O’ Donnell Michael P. O’Donnell, Chairman of the Board, President and Chief Executive Officer	Date: September 6, 2007

/s/ David D. Womack David D. Womack, Executive Vice President, Chief Financial Officer and Treasurer	Date: September 6, 2007

/s/ Stephen F. Edwards Stephen F. Edwards, Director	Date: September 6, 2007

/s/ James Goodwin James Goodwin, Director	Date: September 6, 2007

/s/ Ian Hamilton Ian Hamilton, Director	Date: September 6, 2007

/s/ Karl Okamoto Karl Okamoto, Director	Date: September 6, 2007

/s/ Charles G. Phillips Charles G. Phillips, Director	Date: September 6, 2007

EXHIBIT INDEX

Exhibit Number	TITLE
2.1	Agreement and Plan of Merger, dated as of May 27, 1997, by and among Compass Interim, Inc. (“Compass Interim”), Compass Holdings, Inc. (“Purchaser”), Compass Group PLC (“Parent”) and DAKA International, Inc. (“DAKA International”), incorporated herein by reference to the Company's Registration Statement on Form 10 filed June 3, 1997, as amended.

2.2	Reorganization Agreement dated as of May 27, 1997, by and among DAKA International, Daka, Inc. (“Daka”), the Company, Parent and Compass Holdings, together with certain exhibits thereto, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

2.3	Agreement and Plan of Merger among Champps Entertainment, Inc. (“Champps”), DAKA and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to DAKA’s Registration Statement on Form S-4 (File No. 33-65425) (“1996 DAKA Form S-4”).

2.4	Certificate of Ownership and Merger between Champps Entertainment, Inc. and Unique Casual Restaurants, Inc., dated July 26, 1999, incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

2.5	Agreement and Plan of Merger among F&H Acquisition Corp., Last Call Acquisition Corp. and Champps Entertainment, Inc. dated as of July 3, 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K of Champps Entertainment, Inc. dated July 6, 2007.

3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.2	Amended and Restated Bylaws of the Company incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

3.3	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of the Company, dated January 30, 1998, incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 1998.

4.1	Specimen Stock Certificate for shares of the UCRI Common Stock, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

4.2	Form of 5.5% Convertible Subordinated Note Due 2007, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.3	Form of Warrant to Purchase Common Stock, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

4.4	Registration Rights Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc., U.S. Bancorp Piper Jaffray, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.1	Tax Allocation Agreement dated as of May 27, 1997, by and among DAKA, the Company, and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.2	Post-Closing Covenants Agreement, dated as of May 27, 1997, by and among DAKA, Daka, Inc., the Company, Champps, Fuddruckers, Inc., Purchaser and Parent, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.3	Stock Purchase Agreement, dated as of May 26, 1997, between DAKA, Parent, Purchaser, First Chicago Equity Corporation, Cross Creek Partners I and the other holders of Series A Preferred Stock of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.4*	1997 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.5*	1997 Stock Purchase Plan, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.6*	Indemnification Agreement, by and between the Company and directors and officers of DAKA, incorporated herein by reference to the Company’s Registration Statement on Form 10 filed June 3, 1997, as amended.

10.7	Stock Purchase Agreement, dated as of July 31, 1998, by and between King Cannon, Inc. and Unique Casual Restaurants, Inc., incorporated herein by reference to the Annual Report on Form 10-K of Unique Casual Restaurants, Inc. for the year ended June 27, 1999.

10.8	Securities Purchase Agreement dated as of December 12, 2002 by and between Champps Entertainment, Inc. and the Buyers as defined therein, incorporated herein by reference to the Company’s Current Report on Form 8-K filed December 16, 2002.

10.9*	2003 Stock Option and Incentive Plan, incorporated herein by reference to the Company’s definitive proxy statement filed April 29, 2003.

10.10	Amended and Restated Agreement, dated as of May 22, 2003, by and between Champps Entertainment, Inc. and SYSCO incorporated herein by reference to the Annual Report on Form 10-K of Champps Entertainment, Inc. for the year ended June 29, 2003.

10.11	Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of March 16, 2004 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended March 28, 2004.

10.12*	Employment Agreement including forms of restricted stock agreements and release, dated March 2, 2005, by and between Champps Entertainment, Inc. and Michael P. O’Donnell, incorporated herein by reference to the Company’s Current Report on Form 8-K dated March 2, 2005.

10.13*	Employment Agreement, dated August 17, 2005, by and between Champps Entertainment, Inc. and David Womack, incorporated herein by reference to the Company’s Current Report on Form 8-K dated August 17, 2005.

10.14*	Champps Entertainment, Inc. Deferred Compensation Plan Effective September 28, 2005 incorporated herein by reference to the Quarterly Report on Form 10-Q of Champps Entertainment, Inc. for the quarter ended October 2, 2005.

10.15	First Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of November 29, 2005 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated December 2, 2005.

10.16*	Champps Entertainment, Inc. 2005 Stock Incentive Plan incorporated by reference to the Registrant’s Definitive Proxy Statement (File No. 000-22639) filed on October 25, 2005.

10.17	Second Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of June 13, 2006 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated June 16, 2006.

10.18	Third Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of August 14, 2006 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated August 17, 2006.

10.19	Fourth Amendment to Credit Agreement (Revolving Loan), by and between LaSalle Bank National Association as Administrative Agent and as a Syndication Party and Champps Operating Corporation as Borrower dated as of October 5, 2006 incorporated herein by reference to the Current Report on Form 8-K of Champps Entertainment, Inc. dated October 9, 2006.

10.20*	Amendment effective January 1, 2007 to the Employment Agreement dated August 17, 2005 between Champps Entertainment, Inc. and David Womack, incorporated herein by reference to the Company’s Current Report on Form 8-K of Champps Entertainment, Inc. dated December 12, 2006.

21.1**	Subsidiaries of the Company.

23.1**	Consent of KPMG LLP.

31.1**	Certification by Michael P. O’Donnell pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by David D. Womack pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Michael P. O’Donnell pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by David D. Womack pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Identifies each management contract or compensatory plan or arrangement.

**	Filed herewith.

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

Management including our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2007. In making this assessment, our management used the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that, as of July 1, 2007, the Company’s internal control over financial reporting was effective based on these criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Champps Entertainment, Inc. (the Company) maintained effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Champps Entertainment, Inc. maintained effective internal control over financial reporting as of July 1, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Champps Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champps Entertainment, Inc. as of July 1, 2007 and July 2, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the fiscal years in the three-year period ended July 1, 2007, and our report dated September 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
September 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Champps Entertainment, Inc.:

We have audited the accompanying consolidated balance sheets of Champps Entertainment, Inc. (the Company) and subsidiaries as of July 1, 2007 and July 2, 2006, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended July 1, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champps Entertainment, Inc. and subsidiaries as of July 1, 2007 and July 2, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 1, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Champps Entertainment, Inc.’s internal control over financial reporting as of July 1, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 6, 2007 expressed an unqualified opinion on management’s assessment of and the effective operation of internal control over financial reporting.

KPMG LLP

Denver, Colorado
September 6, 2007

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED BALANCE SHEETS

As of July 1, 2007 and July 2, 2006

(In thousands, except share data)

	July 1, 2007	July 2, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,378	$9,449
Accounts receivable, net	2,175	2,208
Inventories	4,470	4,461
Prepaid expenses and other current assets (Note 2)	2,467	2,871
Assets held for sale (Note 14)	—	2,670
Deferred tax assets (Note 8)	2,053	3,210

Total current assets	30,543	24,869
Property and equipment, net (Note 3)	67,498	75,076
Goodwill	5,069	5,069
Deferred tax assets (Note 8)	24,948	29,533
Other assets, net (Note 4)	1,666	2,155

Total assets	$129,724	$136,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,732	$3,793
Accrued expenses (Note 5)	8,883	9,584
Current portion of long-term debt (Note 7)	14,908	—

Total current liabilities	27,523	13,377
Long-term debt, net of current portion (Note 7)	—	14,707
Other long-term liabilities (Note 5)	32,799	31,890

Total liabilities	60,322	59,974

Commitments and contingencies (Note 9)
Shareholders’ equity (Notes 10 and 11):
Common stock ($.01 par value per share; authorized 30,000,000 shares; 13,285,929 and 13,258,151 shares issued at July 1, 2007 and July 2, 2006, respectively)	133	133
Additional paid-in capital	92,391	91,264
Accumulated deficit	(21,816)	(13,966)
Treasury stock, at cost (191,480 and 91,480 shares at July 1, 2007 and July 2, 2006, respectively)	(1,306)	(703)

Total shareholders’ equity	69,402	76,728

Total liabilities and shareholders’ equity	$129,724	$136,702

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended July 1, 2007, July 2, 2006 and July 3, 2005

(In thousands, except per share data)

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Revenue
Sales	$197,389	$206,387	$210,048
Franchising and royalty, net	680	643	621

Total revenue	198,069	207,030	210,669

Costs and expenses
Cost of sales and operating expenses	173,343	176,961	178,486
General and administrative expenses	13,085	14,735	13,889
Depreciation and amortization	10,356	10,859	10,494
Severance	(136)	110	655
Asset impairment charges and restaurant closings/disposals	530	2,136	2,015
Potential company sale expense	666	—	—
Other expense (income)	324	474	(90)

Income (loss) from operations	(99)	1,755	5,220
Other expense:
Interest expense, net	751	1,127	1,444
Expense (income) related to predecessor companies	12	(5)	358

Income (loss) from continuing operations, before tax	(862)	633	3,418
Income tax expense (benefit)	6,648	(901)	367

Income (loss) from continuing operations	(7,510)	1,534	3,051
Loss on discontinued operations, net of tax	340	3,092	3,300

Net loss	$(7,850)	$(1,558)	$(249)

Income (loss) from continuing operations	$(0.57)	$0.12	$0.24
Loss from discontinued operations	(0.03)	(0.24)	(0.26)

Basic loss per share:	$(0.60)	$(0.12)	$(0.02)

Income (loss) from continuing operations	$(0.57)	$0.12	$0.23
Loss from discontinued operations	(0.03)	(0.24)	(0.25)

Diluted loss per share:	$(0.60)	$(0.12)	$(0.02)

Basic weighted average common shares outstanding	13,102	13,151	12,887

Diluted weighted average common shares outstanding	13,102	13,213	13,118

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND

COMPREHENSIVE INCOME

Fiscal Years Ended July 1, 2007, July 2, 2006 and July 3, 2005

(In thousands, except share data)

	Common Stock		Additional Paid-in	Accum.	Accum. Other Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
Balance as of June 27, 2004	12,813,665	$128	$86,815	$(12,159)	$224	—	$—	$75,008
Net loss	—	—	—	(249)	—	—	—	(249)
Reclassification adjustment for the gain on sale of securities realized in net income, net of tax of $55	—	—	—	—	(224)	—	—	(224)

Total comprehensive income								(473)
Common shares issued	222,656	2	1,323	—	—	—	—	1,325
Income tax benefit of stock options exercised	—	—	201	—	—	—	—	201

Balance as of July 3, 2005	13,036,321	130	88,339	(12,408)	—	—	—	76,061
Net loss	—	—	—	(1,558)	—	—	—	(1,558)
Common shares issued	221,830	3	1,253	—	—	—	—	1,256
Repurchase of common shares (Note 10)						91,480	(703)	(703)
Income tax benefit of stock options exercised	—	—	132	—	—	—	—	132
Stock-based compensation	—	—	879	—	—	—	—	879
Compensation liability reclassification	—	—	661	—	—	—	—	661

Balance as of July 2, 2006	13,258,151	133	91,264	(13,966)	—	91,480	(703)	76,728
Net loss	—	—	—	(7,850)	—	—	—	(7,850)
Common shares issued	27,778	—	144	—	—	—	—	144
Repurchase of common shares (Note 10)						100,000	(603)	(603)
Income tax benefit of stock options exercised	—	—	2	—	—	—	—	2
Stock-based compensation	—	—	981	—	—	—	—	981

Balance as of July 1, 2007	13,285,929	$133	$92,391	$(21,816)	$—	191,480	$(1,306)	$69,402

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal Years Ended July 1, 2007, July 2, 2006 and July 3, 2005

(In thousands)

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Cash flows from operating activities:
Net loss	$(7,850)	$(1,558)	$(249)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,681	11,408	11,363
Amortization of notes payable discount	201	201	201
Asset impairment charges	792	4,271	6,567
Loss on disposal of assets	361	420	212
Loss on assets held for sale	—	553	—
Gain on sale of investments	—	—	(279)
Stock-based compensation	981	879	—
Deferred income tax expense (benefit)	5,742	(3,569)	(2,747)
Changes in assets and liabilities:
Accounts receivable	33	78	376
Inventories	(9)	6	(73)
Prepaid expenses and other current assets	404	333	(1,422)
Accounts payable	(61)	(979)	457
Accrued expenses	(701)	493	1,247
Other assets	404	303	9
Other long-term liabilities	909	(984)	1,007
Proceeds from tenant improvement allowances	—	1,969	2,965

Net cash provided by operating activities	11,887	13,824	19,634

Cash flows from investing activities:
Purchase of property and equipment	(4,131)	(4,465)	(15,928)
Proceeds from disposal of assets	7	7	35
Proceeds from assets held for sale	2,623	(3,161)	—
Restricted cash	—	—	101

Net cash used in investing activities	(1,501)	(7,619)	(15,792)

Cash flows from financing activities:
Proceeds from issuance of common stock	144	1,256	1,325
Income tax benefit of stock options exercised	2	132	201
Repurchase of common stock	(603)	(703)	—
Repayment of long-term debt	—	(143)	(19,115)
Proceeds from long-term debt	—	—	15,000

Net cash provided by (used in) financing activities	(457)	542	(2,589)

Net change in cash and cash equivalents	9,929	6,747	1,253
Cash and cash equivalents, beginning of period	9,449	2,702	1,449

Cash and cash equivalents, end of period	$19,378	$9,449	$2,702

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$983	$941	$935
Income taxes, net of refunds	192	1,024	679

See accompanying notes to consolidated financial statements.

CHAMPPS ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended July 1, 2007, July 2, 2006 and July 3, 2005

1.	Summary of Significant Accounting Policies

Background

Champps Entertainment, Inc. (the “Company” or “Champps”), is a Delaware corporation formed on May 27, 1997 in connection with the spin-off of DAKA International, Inc. (“DAKA International” or “DAKA”). At July 1, 2007, the Company operated one business segment. The Company’s principal business activity is to own, operate and franchise/license Champps casual dining restaurants that serve customers in upscale restaurant settings in 21 states throughout the United States with larger concentrations of restaurants in the upper Midwest, mid-Atlantic and Texas.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Champps and its consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to June 30th. For purposes of these consolidated financial statements, the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005, are referred to as fiscal 2007, 2006 and 2005, respectively. Fiscal 2005 consisted of 53 weeks and fiscal 2007 and fiscal 2006 each consisted of 52 weeks.

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

Segment Reporting

As of July 1, 2007, the Company operated 49 restaurants in the upscale casual market as operating segments. We believe our operating segments aggregate into one reporting segment. The Chief Executive Officer, who is responsible for the Company’s operations, reviews and evaluates both core and non-core business activities and results, and determines financial and management resource allocations and investments for all business activities. The restaurants operate entirely in the United States and provide similar products to similar customers. The restaurants generally possess similar pricing structures resulting in the potential for similar long-term expected financial performance characteristics. Revenues are almost exclusively from the sale of food and beverages.

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

The components of inventories were as follows (in 000’s):

	July 1, 2007	July 2, 2006
Food and liquor products	$1,413	$1,506
Smallwares and supplies	3,057	2,955

	$4,470	$4,461

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

Renovations, Improvements and Repairs and Maintenance

As is typical in the restaurant industry, the Company renovates, remodels or improves its restaurants (all or a portion depending on need), replaces aged equipment and periodically upgrades equipment to more current technology. Each of these expenditures provides a future economic benefit and is capitalized accordingly. While the Company believes its useful lives used for depreciation purposes are representative of the assets’ actual useful lives, the Company follows an asset retirement policy whereby any assets that are replaced are retired. In fiscal years 2007, 2006, and 2005, the Company capitalized $3.8 million, $3.8 million and $2.8 million, respectively, related to renovations, remodels and improvements to existing restaurants. The Company currently has a capitalization threshold of $1,500 and any costs for singular items below this threshold are expensed.

The Company routinely has repairs and maintenance to its facilities and equipment. In fiscal years 2007, 2006 and 2005, the Company recorded repair and maintenance expense of $4.0 million, $4.2 million and $3.9 million, respectively. These repairs and maintenance costs generally relate to repairs to existing equipment, fixtures or facilities (e.g. electrical, plumbing, refrigeration, air conditioning, heating, painting, tile work, roof repairs and wood repairs).

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

Investments in Associated Companies, at Equity

The Company originally invested $0.2 million for an 8.0% joint venture interest in a licensed airport restaurant venture. The Company accounts for this investment in accordance with the equity method of accounting interpreted by the American Institute of Certified Public Accountants Accounting Principle Board (“APB”) Opinion No. 18 (“APB No. 18”), “The Equity Method of Accounting for Investments in Common Stock” and American Institute of Certified Public Accountants Statement of Position 78-9 (“SOP 78-9”). APB No. 18 and SOP 78-9 requires an investor to record the initial investment at cost and adjust the carrying value of the investment to recognize the investor’s share of earnings or loss after the date of acquisition.

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

The Company evaluates impairment of goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under the provisions of SFAS No. 142, the Company is required to assess goodwill impairment at least annually by means of a fair value-based test. The Company performs this assessment at its fiscal year end. The determination of fair value requires the Company to make certain assumptions and estimates relative to the two restaurants for which its goodwill is attributed and is highly subjective.

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

Revenues from our gift cards are recognized upon redemption or the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdictions. The Company determines the gift card breakage rate based upon historical redemption patterns. Based on historical information, the likelihood of a gift card remaining unredeemed can be determined 36 months after gift card issuance. At that time, the Company recognizes breakage income for those cards for which the likelihood of redemption is deemed to be remote. Gift card breakage income is included in “other expense (income)” in the consolidated statements of operations. Until redemption of the gift cards, outstanding balances on such cards are included in “accrued expenses” on our accompanying consolidated balance sheets.

Franchising and Royalty Income

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. The Company recognized royalty revenues of $680,000, $643,000 and $621,000 during fiscal years 2007, 2006 and 2005, respectively.

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. No franchise fees for new franchises were recognized in fiscal years 2007, 2006 or 2005.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $3.4 million, $2.6 million and $2.8 million in fiscal years 2007, 2006 and 2005, respectively.

Pre-opening Expense

Pre-opening costs are expensed as incurred and include the direct and incremental costs incurred in connection with the commencement of each restaurant’s operations. Pre-opening costs are principally comprised of training-related costs. Pre-opening expense, starting January 2, 2006, also includes rental costs under operating leases incurred during a construction period. Pre-opening expenses were $0.0 million, $0.2 million and $1.3 million in fiscal years 2007, 2006 and 2005, respectively.

Employee Partner Cash Flow Bonus Program

In fiscal 2006, the Company started inviting certain of its general managers and area operating directors (together “partners”) to enter into seven-year employment agreements and also enter into an agreement to purchase an interest in their restaurants’ monthly cash flows (“cash flow bonus interest”) for the duration of the agreement to facilitate the development, leadership and operation of its restaurants. As of July 1, 2007, 21 of the Company’s general managers and five of the Company’s directors of operations had executed such agreements. Under the agreement, the partner is required to make a capital contribution in exchange for their percentage in the restaurant or region the partner manages and the Company has the option to purchase their cash flow bonus interest after a seven-year period at a predetermined cash flow multiple. Part of the partner’s capital contribution may be financed over a two-year period. The cash flow bonus interest purchased by each partner is five percent of restaurant cash flow for general manager partners and three percent for area partners. The Company estimates future purchases of the cash flow bonus interests using current information on restaurant performance to calculate and record an accrued buyout liability in the line item “Other long-term liabilities” in the Consolidated Balance Sheets. Expenses associated with recording the buyout liability are included in the line “Other (income) expense, net” in the Consolidated Statements of Operations. In the period the Company completes the buyout, an adjustment will be recorded to recognize any remaining expense associated with the purchase and reduce the related accrued buyout liability.

Monthly cash flow bonus payments made to general manager partners pursuant to these programs are included in the line item “Labor costs”, and payments which are made to area partners pursuant to these programs are included in the line item “General and administrative expense” in the Consolidated Statements of Operations.

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

Accounting for Stock-Based Compensation

Effective July 4, 2006 (beginning of fiscal 2006), the Company adopted the provisions of SFAS No. 123 (Revised), “Share-Based Payment”. Prior to that time, the Company had chosen to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB Opinion No. 25, no compensation expense was recognized for stock options issued to employees because the grant price equaled or was above the market price on the date of grant for options issued by the Company.

Had compensation expense for our stock option grants and employee stock purchases been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS No. 123, as amended by SFAS No. 148, our net income (loss) and income (loss) per share for fiscal year 2005 would have been as set forth below. The amounts for each of the fiscal period presented below have been adjusted to correct stock-based employee compensation expense associated with the pro forma effect of accounting for stock-based compensation previously disclosed. The corrected pro forma stock-based employee compensation costs decreased from previously disclosed amounts as a result of certain adjustments made for mathematical and accounting inaccuracies.

July 3, 2005
Net loss, as reported	$(249)
Add: Stock-based employee compensation included in net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(595)

Pro forma net loss	$(844)

Loss per share:
Basic loss per share - as reported	$(0.02)
Basic loss per share - pro forma	(0.07)
Diluted loss per share - as reported	$(0.02)
Diluted loss per share - pro forma	(0.07)

The fair value of each stock option granted in fiscal year 2005 under the Company’s stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the stock purchased through the purchase plan was estimated based upon the actual discount extended plus the value of the options associated with the shares during the quarter.

The following key assumptions were used to value the option grants issued for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Volatility	Dividend Yield
2005	2.71%	2.8 Years	97.0%	0.00%

The pro forma expense associated with the employee stock purchase plan was $75,000 for the year ending July 3, 2005. The associated shares purchased under the purchase plan were 27,177 for the year ending July 3, 2005. The following key assumptions were used to value the stock purchased under the purchase plan for each year:

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2005	1.09%-2.76%	.25 Years	19.8%-39.6%	0.00%

The Company recognized the pro forma fair value compensation cost on a straight-line basis over the requisite service period.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income in fiscal 2005 was comprised of reclassification adjustment related to unrealized investment gains on available for sale securities which were sold in fiscal 2005.

Reclassifications

As described in Note 14, Loss from Discontinued Operations, Net of Tax, and Assets Held for Sale, we have reclassified four closed restaurants’ financial results as discontinued operations for all periods presented.

Future Application of Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority, while earlier authoritative literature provided no specific guidance. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. While it is still considering the implications of the statement, the Company does not believe the adoption of FIN 48 will have a material impact on its consolidated financial statements in fiscal 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements. This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective as of the beginning of the first fiscal year beginning after November 15, 2007. While we are still considering the implications of the pronouncement, the Company does not believe the adoption of SFAS 157 will have a material impact on its consolidated financial statements in fiscal 2009.

In February 2007, the Financial Accounting Standards Board’s (FASB) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (SFAS 159). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The Company has not yet determined the impact this interpretation will have on its financial position in fiscal 2009.

2.	Prepaid Expenses and Other Current Assets

The components of prepaid expenses and other current assets were as follows (in 000’s):

	July 1, 2007	July 2, 2006
Prepaid rents, real estate taxes and related costs	$1,584	$1,594
Prepaid insurance	159	312
Prepaid licenses and permits	214	211
Prepaid contracts and other	510	754

	$2,467	$2,871

3.	Property and Equipment

Property and equipment consisted of the following (in 000’s):

	July 1, 2007	July 2, 2006
Land	$2,923	$2,923
Buildings and leasehold improvements	79,299	78,492
Software	1,336	1,327
Equipment	47,684	47,599
Construction in progress	202	377

	131,444	130,718
Accumulated depreciation and amortization	(63,946)	(55,642)

	$67,498	$75,076

General and administrative expense on the consolidated statement of operations included $289,000, $297,000 and $351,000 of depreciation and amortization expense for the years ended July 1, 2007, July 2, 2006 and July 3, 2005, respectively.

All personal property and real property of the Company are secured by a blanket lien under the Company’s $25.0 million senior secured credit facility (Note 7).

4.	Other Assets, Net

The components of other assets were as follows (in 000’s):

	July 1, 2007	July 2, 2006
Deferred financing costs	$234	$585
Liquor licenses	649	728
Long-term deposits	97	98
Leasehold rights	547	582
Equity investment in licensee	129	141
Other	10	21

	$1,666	$2,155

Accumulated amortization for other assets, net totaled $1,960,000 and $1,610,000 at July 1, 2007 and July 2, 2006, respectively.

The equity investment in licensee reflects the Company’s cash investment and its share of profits and losses through July 1, 2007 in a Champps’ licensed location at the Dallas/Fort Worth, Texas airport in which the Company has an eight percent equity interest.

5.	Accrued Expenses and Other Long-Term Liabilities

The components of accrued expenses were as follows (in 000’s):

	July 1, 2007	July 2, 2006
Salaries, wages, and related benefits	$2,899	$3,066
Accrued taxes, predominantly sales and property	2,396	2,542
Accrued insurance	832	1,159
Accrued severance	—	136
Accrued utilities	436	428
Gift card/certificate liability	1,323	1,184
Lease termination	206	220
Other	791	849

	$8,883	$9,584

The components of other long-term liabilities were as follows (in 000’s):

	July 1, 2007	July 2, 2006
Tenant improvement allowances	$17,923	$19,814
Deferred rents	11,665	10,688
Accrued insurance	812	884
Partnership buyout	1,854	417
Lease termination	495	87
Other	50	—

	$32,799	$31,890

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

Future minimum lease payments pursuant to leases with non-cancelable lease terms, excluding option periods, at July 1, 2007 were as follows (in 000’s):

Fiscal Years Ending	Operating Leases
2008	$15,831
2009	16,064
2010	15,786
2011	14,884
2012	14,650
Thereafter	98,749

Total future minimum lease payments	$175,964

Total rent expense in fiscal years 2007, 2006 and 2005 were $15,120,000, $15,591,000 and $14,760,000, respectively. Contingent rentals included in rent expense for fiscal years 2007, 2006 and 2005 were $106,000, $336,000 and $392,000, respectively.

The location scheduled to open during fiscal year 2008 is not included in the minimum lease payment schedule above because the project had not commenced as of the end of fiscal year 2007. Lease obligations at this location average approximately $160,000 per year for fifteen years.

7.	Long-term Debt

Long-term debt consisted of the following (in 000’s):

Lender	Interest rate	Face amount	July 1, 2007	July 2, 2006	Nature of collateral	Maturity
Convertible Subordinated	5.50%	$15,000	$14,908	$14,707	Unsecured	Dec.,
Notes						2007
LaSalle Bank N.A. - Revolving Line of Credit	Prime - Prime + .50% or LIBOR + 1.8-3.0%	25,000	—	—	All personal and real property	Sept., 2010

			$14,908	$14,707

Less current portion			14,908	—

Debt, net of current portion			$—	$14,707

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

The facility also requires the Company to maintain a minimum fixed charge coverage ratio and may not exceed certain thresholds for total funded debt to EBITDA and total senior debt to EBITDA ratios. As of July 1, 2007, we were in compliance with all debt covenants and financial ratios contained in the facility. Additionally, the facility limits the opening of new restaurants to a maximum of eight in any fiscal year and also sets limits on the amount of dividends and/or stock repurchases that can be made by the Company to $2,000,000 per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. As of July 1, 2007, the Company had a senior debt to EBITDA ratio of 0.30 to 1.00. Also, the Company must maintain a margin of at least 0.25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases. As of July 1, 2007, the Company had no outstanding borrowings and had placed letters of credit of $2,847,000 under this facility. The available balance for borrowing under this facility as of July 1, 2007 was $22,153,000.

In fiscal years 2006 and 2005, the Company repaid certain debt totaling approximately $103,000 and $1,000,000, respectively, before scheduled maturity.

The Company incurred interest expense of $1,557,000, $1,553,000 and $1,717,000 in fiscal years 2007, 2006 and 2005, respectively. Of these amounts, $9,000, $29,000 and $146,000 were capitalized in each respective year. Interest income totaled $797,000, $397,000 and $127,000 in fiscal years 2007, 2006 and 2005, respectively.

8.	Income Taxes

Deferred tax assets and (liabilities) were comprised of the following (in 000’s):

	July 1, 2007	July 2, 2006
Deferred tax assets:
Net operating loss carryforwards	$12,839	$14,229
Alternative minimum tax carryforwards	473	324
Deferred rent	11,500	11,809
FICA tip tax credits	12,474	10,217
Accrued expenses	1,354	1,258
Stock-based compensation	923	557
Other	176	368

Total deferred tax assets	39,739	38,762

Less valuation allowance	(8,108)	—

Net deferred tax assets after valuation allowance	$31,631	$38,762

Deferred tax liabilities:
Property and equipment	$(3,745)	$(5,275)
Goodwill	(885)	(744)

Total deferred tax liabilities	$(4,630)	$(6,019)

Net deferred tax assets	$27,001	$32,743

Current portion	$2,053	$3,210
Long-term	24,948	29,533

The components of income tax expense (benefit) were as follows (in 000’s):

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Tax expense (benefit):
Continuing operations	$6,648	$(901)	$367
Discontinued operations	(223)	(2,019)	(2,147)

Income tax expense (benefit)	$6,425	$(2,920)	$(1,780)

The income tax expense (benefit) was comprised of the following (in 000’s):

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Current tax expense (benefit):
Federal	$274	$986	$544
State	550	615	776

	824	1,601	1,320

Deferred tax expense (benefit):
Federal	5,953	(2,269)	(801)
State	(129)	(233)	(152)

	5,824	(2,502)	(953)

Income tax expense (benefit)	$6,648	$(901)	$367

The following is a reconciliation of income taxes at the federal statutory rate of 35% to the Company’s income tax expense (benefit) (in 000’s):

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Income tax provision computed at statutory federal income tax rates	$(301)	$222	$1,196
FICA tip tax credit	(1,467)	(1,549)	(1,485)
Non-deductible costs	33	65	37
Increase (decrease) in the valuation allowance	8,108	(93)	93
State income tax provision, net of federal benefit	329	400	427
Changes in state tax laws	—	—	103
Expired net operating loss carryforward	—	54	—
Other, net	(54)	—	(4)

Income tax expense (benefit)	$6,648	$(901)	$367

All income from continuing operations and related income tax expense was attributable to domestic operations.

The following table details the loss and credit carryforwards with the applicable year of expiration (in 000’s):

Year Expiring	FICA Tip Credits Carryforwards	Federal Net Operating Loss Carryforwards	State Net Operating Loss Carryforwards
2019	—	30,316	—
2020	—	3,672	4,133
2021	827	—	678
2022	1,124	—	—
2023	1,549	2,105	—
2024	2,049	—	218
2025	2,284	—	—
2026	2,384	—	—
2027	2,257	—	—

	$12,474	$36,093	$5,029

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. During fiscal 2007, the Company recorded $8.1 million of deferred income tax expense to provide a valuation allowance against a portion of its FICA tip tax credit carryforwards. The valuation allowance was recorded because the Company believes the full realization of such credits is not more likely than not based on the current trends of earnings. The valuation allowance reflects the belief that the FICA tax expense is more likely than not to be used as a tax deduction instead of a tax credit. Consistent with that belief, it is anticipated that tax provisions for the immediate future will continue to reflect FICA tax expense as a deduction as opposed to a credit.

At July 1, 2007, management determined that to fully realize the deferred tax asset, the Company will need to generate average annual future taxable income of approximately $3.3 million prior to the expiration of the net operating loss carryforwards and FICA tip tax credit carryforwards through 2027. Taxable income for the year ended July 1, 2007 was $3.8 million. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at July 1, 2007. The amount of the deferred tax asset considered realizable could be further reduced in the near term if estimates of future taxable income during the carryforward periods are not realized. During the year ended July 3, 2005, the Company concluded that $103,000 of long-term deferred tax assets should be written-off as a result of an Ohio tax law change.

9.	Commitments and Contingencies

Letters of Credit

The Company had outstanding letters of credit of $2,847,000 as of July 1, 2007 primarily to guarantee its performance pursuant to certain insurance contracts. The letters of credit are irrevocable and have one-year renewable terms.

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

In connection with the spin-off of DAKA in late 1997, the Company assumed certain contingent liabilities of DAKA and its subsidiaries (see sections entitled “Indemnifications and Representations Related to Predecessor Companies” and “Accrued Insurance Costs” in this Note) including liabilities of DAKA’s insurance coverage provided by American International Group, Inc. (“AIG”) or its subsidiaries for the 1994 through 1997 policy periods. DAKA’s insurance coverage included “Large Deductible” workers compensation policies that contained a “Final Premium” section, which set forth AIG’s obligations to determine the “Final Premium” once the policy period ends. While the insurance policies were in place, surety bonds were purchased as collateral for the policies. Champps eventually replaced the surety bond with an irrevocable standby letter of credit for the payment of claims under the insurance policies; however AIG has not released the surety bond or the letter of credit. Champps maintains that it has satisfied its obligations under the insurance policies, and that AIG has accepted final payment from Champps as evidenced by a letter agreement between Champps and AIG. AIG asserts that the policies were with National Union Fire Insurance Company of Pittsburgh, PA (“National Union”), a subsidiary of AIG, and that the letter agreement is not valid. National Union contends that it is owed more than $2 million by Champps. Champps intends to vigorously defend its position in this matter.

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

The following table displays the activity and balances relating to predecessor obligation reserves (in 000’s):

Predecessor Obligations
Balance at June 27, 2004	$1,015
Expense recognition	358
Payments	(1,373)

Balance at July 3, 2005	$—

During fiscal 2005, the Company recognized additional liabilities of $358,000 related primarily to adjustments to the liabilities for the McCrae vs. Daka litigation for court awarded additional attorney fees to the plaintiff’s attorneys related to the appeal of this matter.

Proposed Merger

On July 3, 2007, we entered into the Merger Agreement with F&H and Merger Sub, pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation.

Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Company common stock (other than any shares held in treasury by the Company and any shares as to which the holder has properly demanded appraisal of his or her shares under Delaware law) will be converted into the right to receive $5.60 in cash, or $74.8 million in total, without interest. Following completion of the Merger, we will be a wholly-owned subsidiary of F&H. F&H is the parent company of Fox & Hound Restaurant Group, a pub-themed concept with 88 units in operation. F&H is owned by two private equity fund sponsors, Newcastle Partners, L.P. and Steel Partners II L.P., and the senior management of F&H.

Stockholders are scheduled to vote on the approval and adoption of the Merger Agreement at a special meeting of stockholders called for that purpose which will be held on September 28, 2007, and if the Merger is approved, it is currently anticipated that the Merger will be completed on October 1, 2007. Completion of the Merger is subject to the satisfaction of certain other customary closing conditions as set forth in the Merger Agreement, including the absence of certain changes and the obtaining of certain third party consents. The Merger is not subject to any financing condition.

On July 13, 2007, a purported stockholder class action complaint was filed against us, our directors, and F&H Acquisition Corp. in the District Court of Douglas County, Colorado. The amended complaint alleges, among other things, that the named defendants breached their fiduciary duties or aided and abetted in the breach of those fiduciary duties in connection with the proposed acquisition of the Company by F&H Acquisition Corp. by failing to maximize stockholder value and by failing to disclose certain material information relating to the sale process leading up to the Merger. Among other things, the complaint seeks to enjoin completion of the Merger. We believe that the claims asserted are without merit and all of the defendants intend to defend the suit vigorously. The absence of an injunction prohibiting the consummation of the Merger is a condition to the completion of the Merger.

10.	Shareholders’ Equity and Income Per Share

The authorized capital stock of the Company consists of 30.0 million shares of common stock, of which 13,094,449 and 13,166,671 shares were issued and outstanding as of July 1, 2007 and July 2, 2006, respectively. The Company also has 5.0 million shares of authorized preferred stock, none of which is issued.

In January 2006, the Company’s Board of Directors approved a plan to use up to $5 million to repurchase its common stock from time to time over the next two years. Through July 1, 2007, 191,480 shares of common stock for $1,306,000 were purchased under this plan. Purchases under the program may be made in the open market or in private transactions. Purchases under the program will depend, among other factors, on the prevailing stock price, market conditions, alternative investment opportunities and are expected to be funded primarily with available cash balances and operating cash flow. There is no minimum or maximum number of shares to be repurchased under the program. The repurchased shares will be held in treasury and used for issuance under our equity incentive plans.

The Company’s credit arrangements, as amended, set limits on the amount of dividends and/or stock repurchases that can be made by the Company to $2,000,000 per fiscal year if the total senior debt to EBITDA ratio is equal to or more than 1.00 to 1.00. As of July 1, 2007, the Company had a senior debt to EBITDA ratio of 0.30 to 1.00. Also, the Company must maintain a margin of at least 0.25 to 1.00 with each of its financial covenants in order to declare dividends or acquire stock through share repurchases.

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

The following table sets forth the computation of basic and diluted earnings per share (in 000’s except per share data):

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Basic income (loss) per share:
Income (loss) from continued operations	$(7,510)	$1,534	$3,051
Loss from discontinued operations	(340)	(3,092)	(3,300)

Net loss	(7,850)	(1,558)	(249)

Weighted average shares outstanding	13,102	13,151	12,887

Net income (loss) per share - basic
Continuing operations income (loss) per share - basic	$(0.57)	$0.12	$0.24
Discontinued operations loss per share - basic	(0.03)	(0.24)	(0.26)

Net loss per share - basic	(0.60)	(0.12)	(0.02)

Diluted income (loss) per share:
Income (loss) from continued operations	$(7,510)	$1,534	$3,051
Loss from discontinued operations	(340)	(3,092)	(3,300)

Net loss	(7,850)	(1,558)	(249)

Plus income impact of assumed conversion of 5.5% convertible subordinated notes	(c )	(c )	(c )

Net loss plus assumed conversions	(7,850)	(1,558)	(249)

Weighted average shares outstanding	13,102	13,151	12,887
Net effect of dilutive stock options based on the treasury stock method using average market price (a)	—	62	231
Net effect of dilutive warrants based on the treasury stock method using average market price	(b )	(b )	(b )
Assumed conversion of 5.5% convertible subordinated notes	(c )	(c )	(c )

Total shares outstanding for computation of per share earnings	13,102	13,213	13,118

Net income (loss) per share - diluted
Continuing operations income per share - diluted	$(0.57)	$0.12	$0.23
Discontinued operations loss per share - diluted	(0.03)	(0.24)	(0.25)

Net loss per share - diluted	(0.60)	(0.12)	(0.02)

(a)	For the years ended July 1, 2007, July 2, 2006, and July 3, 2005, 529,923, 340,140, and 1,109,568 of stock options, respectively, would have been anti-dilutive and, therefore, were not considered in the computation of diluted income per share.

(b)	Not included in calculation because the assumed conversion of warrants into 386,961 common shares was anti-dilutive.

(c)	Not included in calculation because the assumed conversion of convertible notes into 1,407,129 common shares was anti-dilutive.

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

In accordance with the provisions of SFAS No. 123(R), total stock-based compensation expense in the amounts of $981,000 and $879,000 were recorded in fiscal 2007 and fiscal 2006, respectively. In addition, $330,000 and $331,000 of compensation costs related to awards with cash equivalency features subject to shareholder approval were recorded in fiscal 2006 and fiscal 2005, respectively. The total stock-based compensation expenses were recorded in general and administrative expense. The total income tax benefit recognized in the consolidated statement of operations for the share-based arrangements for fiscal 2007 and 2006 was $367,000 and $432,000, respectively.

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

Stock Incentive Plans

In December 2005, the 2005 Stock Incentive Plan was approved by the Company’s stockholders. The number of shares of common stock reserved for issuance under the 2005 Stock Incentive Plan is equal to the sum of 500,000 shares of common stock, plus any shares of common stock available for grant (including shares which become available due to forfeitures of outstanding options or other awards) under the Company’s 1997 Stock Option and Incentive Plan and the Company’s 2003 Stock Option and Incentive Plan. No additional grants will be made under the 1997 or 2003 plans. As of July 1, 2007, 535,890 shares remain available for grant under the 2005 Stock Incentive Plan.

Stock Options

Stock options have been granted with exercise prices at or above the market price on the date of grant. The granted options have vested generally over one year for non-employee directors and ratably over three years for officers and employees. The granted options generally have ten year contractual terms.

The following summarizes stock option activity for the last three fiscal years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Outstanding at June 27, 2004	1,036,788	$6.24
Granted	420,700	7.85	3.09
Exercised	(195,200)	5.78
Forfeited	(152,720)	7.14

Outstanding at July 3, 2005	1,109,568	$6.81
Granted	10,000	6.88	3.40
Exercised	(194,346)	5.63
Forfeited	(242,425)	7.53

Outstanding at July 2, 2006	682,797	$6.89
Granted	—	—	—
Exercised	(7,711)	5.18
Forfeited	(27,228)	7.38

Outstanding at July 1, 2007	647,858	$6.89		5.5	$23

Exercisable at July 1, 2007	612,420	$6.83		5.4	$23

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

Cash received from options exercised under all share-based payment arrangements for fiscal years 2007, 2006 and 2005 was $40,000, $1,093,000 and $1,129,000, respectively. While the Company has taken tax deductions for stock option exercises over the last three fiscal years, the related tax benefits have not been realized because of the Company’s net operating loss carryforwards. The total fair value of shares vested during fiscal years 2007, 2006 and 2005 was $775,000, $971,000 and $1,010,000, respectively.

No compensation expense related to previously granted stock option awards which are non-vested had yet to be recognized at July 1, 2007.

The total intrinsic value of options exercised was $5,000, $335,000 and $511,000 for fiscal years 2007, 2006 and 2005, respectively.

Restricted Stock Awards and Stock Units

The following summarizes restricted stock activity:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at July 3, 2005	—	$—
Granted	754,205	6.59
Vested	(42,890)	6.59
Forfeited	—	—

Nonvested at July 2, 2006	711,315	$6.59

Granted	45,455	6.60
Vested	(99,082)	6.59
Forfeited	(102,000)	6.59

Nonvested at July 1, 2007	555,688	$6.59

The grant date fair value was determined to be the stock price of the common stock as of the date of grant.

In March 2005, the Company entered into an employment agreement with Mr. Michael P. O’Donnell, its then new Chief Executive Officer, President and Chairman of the Board. As part of the agreement, 514,680 restricted shares of common stock were awarded to Mr. O’Donnell. 128,670 shares of the restricted stock award vest ratably on an annual basis over a three-year period. 386,010 shares of the restricted stock award vest on the seventh anniversary of the grant date or earlier as discussed below. These awards were subject to shareholder approval of the Company’s issuance of additional equity securities under the Company’s benefit plans pursuant to which such shares are granted. If the shareholders of the Company had failed to approve the issuance of additional equity securities under the Company’s benefit plans by the date any portion of the restricted stock award would otherwise have vested, the Company would have been required to make a cash payment to Mr. O’Donnell equal to the economic value of such vested shares. Accordingly, the value of these awards was remeasured each period and a liability was recorded/adjusted to the fair value at each reporting date up until December 7, 2005, at which time the awards were approved by the shareholders. The total compensation cost of $330,000 was recorded for these revalued awards in year ended July 2, 2006. The balance of the liability of $661,000 as of the date of shareholder approval of the awards was reclassified to shareholders’ equity.

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

On August 16, 2006, the Company received the resignation, effective on that date, of Rich Scanlan, as the Company’s chief operating officer (“COO”) and vice president. Mr. Scanlan agreed to remain an employee of the Company in the capacity of director of operations overseeing the Illinois and Minnesota markets. As a part of Mr. Scanlan’s resignation, he agreed to release all right, title and interest to any unvested restricted stock grants previously granted to him by the Company in connection with his former position as the Company’s COO. The return of the unvested restricted stock totaling 102,000 shares by Mr. Scanlan was accounted for as a forfeiture and previously accrued compensation of $85,000 related to this unvested restricted stock was reversed during fiscal 2007. No future compensation expense will be recorded related to these restricted stock awards.

On December 7, 2005, a total of 45,525 restricted shares of common stock that vest over a one year period were awarded to independent members of the Company’s Board of Directors. The grant date fair value of these awards totaled $0.3 million. Also on December 6, 2006, a total of 45,455 restricted shares of common stock that vest over a one year period were awarded to independent members of the Company’s Board of Directors. The grant date fair value of these awards totaled $0.3 million.

Compensation expense of $2,349,000 related to previously granted restricted stock awards outlined above which are non-vested had not yet been recognized at July 1, 2007. This compensation expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee Stock Purchase Plan

The Company has reserved 400,000 shares of its common stock to be offered under its 1997 Stock Purchase Plan (the “purchase plan”). As of July 1, 2007, 299,817 shares of common stock had been issued under the purchase plan. Under the purchase plan, eligible employees of the Company may participate in quarterly offerings of shares of common stock made by the Company. The participating employees purchase shares of common stock at a 15 percent discount from the lower of fair value at the beginning or end of each quarterly offering period through payroll deductions. Expense of $38,000 and $68,000 was recorded under the provisions of SFAS 123(R) for the 17,845 and 25,591 shares purchased under the purchase plan for fiscal years 2007 and 2006, respectively.

The Company values the purchase plan shares utilizing a look-back share option pricing methodology with a Black-Scholes option-pricing model framework. The following key assumptions were used to value the purchase plan shares.

	Weighted Average Risk Free Rate	Average Expected Life	Expected Volatility	Expected Dividend Yield
2007	4.76%-4.96%	.25 Years	28.8%-39.5%	0.00%
2006	3.15%-4.55%	.25 Years	27.1%-43.6%	0.00%

The risk free-rate was based on the U.S. Treasury yield curve in effect at the time of grant and the average expected life was the life of the quarterly look-back option. The expected volatility was based on the historical volatility of the Company’s stock for those quarters.

Employee Benefit Plan

The Company sponsors a 401(k) retirement plan enabling employees to contribute up to 15% of their annual compensation. The Company’s discretionary contributions to the 401(k) plan are determined by the Company’s Board of Directors. For fiscal 2007, $23,000 was accrued for half of the Company’s discretionary contribution expected to be paid for calendar 2007. The Company's contribution to the plan for calendar 2006 and 2005 was $45,000 and $60,000, respectively.

12.	Severance Expense

In fiscal 2006, the Company incurred severance expense totaling $110,000 for nine former employees, including its former chief financial officer.

Our former Chief Executive Officer, President and Chairman of the Board had an amended employment agreement with the Company that entitled him to one year continuation of pay of $400,000 in the event of termination. On March 2, 2005, he entered into a separation agreement with the Company. The separation agreement provided for an additional four months of salary after payments under the employment agreement would otherwise cease, payable at the discretion of the Board and are contingent upon his completing certain obligations to the Company. The discretionary additional four months of severance were not paid and the related accrual was reversed in fiscal 2007.

On May 4, 2005, the Company entered into a separation agreement with our former Executive Vice President / Chief Operating Officer that entitled him to $100,000 of separation pay which was paid over the ensuing 26 weeks.

13.	Asset Impairment Charges and Restaurant Closings/Disposals

In fiscal years 2007, 2006 and 2005, the Company recorded assets impairment charges of $316,000, $2,136,000 and $2,015,000, respectively, to write-down the carrying value of one restaurant’s assets in fiscal 2007, two restaurants’ assets in fiscal 2006 and one restaurant’s assets in fiscal 2005 to fair value. The Company determined fair value of the impaired assets utilizing the net salvage value method. The impairments resulted from management’s determination that the restaurants’ future cash flow was not sufficient to cover its asset carrying value. The asset impairments were recorded as a reduction of cost. The Company would have recorded additional depreciation expense of $634,000 in fiscal year 2007, $347,000 in fiscal year 2006, and $63,000 in fiscal year 2005 for the assets which were written down with the asset impairment charges.

14.	Discontinued Operations, Net of Tax and Assets Held for Sale

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

	Fiscal Year Ended
	July 1, 2007	July 2, 2006	July 3, 2005
Restaurant sales	$1,177	$8,663	$7,687
Restaurant costs	618	9,618	8,568
Asset impairment charges	—	2,135	4,552
Lease termination, closure costs and other	1,122	2,021	14

Loss from discontinued operations	563	5,111	5,447
Income tax benefit	(223)	(2,019)	(2,147)

Loss from discontinued operations, net of tax	$340	$3,092	$3,300

As of July 1, 2007, the Company had exited two closed locations through lease termination agreements at a cost of $1,599,000. In addition, in fiscal 2006, the Company had purchased a third closed location from the landlord for $3,161,000 and later in fiscal 2007 sold the location for $2,623,000, net.

The fourth closed location is expected to be disposed of through a sublease arrangement and a $307,000 lease termination liability was previously recorded in fiscal 2006 based on original sublease estimates. The liability was increased to reflect the present value of the future minimum lease obligations offset by the sublease rental as is currently being contemplated under the sublease scheduled to commence in September 2007. The following table displays the activity and balances relating to this lease termination liability (in 000’s):

Lease Termination Liability
Balance at July 2, 2006	$307
Expense recognition	757
Payments	(363)

Balance at July 1, 2007	$701

15.	Fair Value of Financial Instruments

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

Long-term debt – At July 1, 2007, the Company had $15.0 million, 5.5% subordinated convertible notes outstanding with a carrying value of $14.9 million (Note 7). The Company estimates the fair value of the notes to be approximately $14.9 million. There is no active market for the notes. The Company estimated the fair value of the notes based on an indicated market value provided by the investment banking firm which originally assisted the Company with the issuance of the notes.

16.	Proposed Merger

On July 3, 2007, the Company entered into a merger agreement to be acquired by F&H Acquisition Corporation, for $5.60 per share in cash. The Company’s Board of Directors unanimously approved the merger agreement and recommended that the Company’s shareholders adopt the agreement. Atticus Capital, the Company’s largest stockholder, and certain of its affiliates have entered into a voting agreement under which these stockholders agreed to vote the approximately 30% of the outstanding Champps common stock they own in favor of the merger.

The total purchase price, excluding available cash and assumed debt, is approximately $74.8 million. The transaction is expected to close October 1, 2007, and is subject to approval of the Company’s shareholders and customary closing conditions. The transaction is not subject to a financing condition.

After the effective time of the proposed merger, the Company will continue its current operations, except that it will cease to be an independent public company and its common stock will no longer be traded on the NASDAQ Global Select Market.

The merger agreement contains certain termination rights. The merger agreement provides that in certain circumstances, upon termination, the Company may be required to pay a termination fee of $2,250,000 and reimburse out-of-pocket fees and expenses incurred with respect to the transactions contemplated by the merger agreement, up to a maximum of $750,000.

Potential company sale costs of $666,000 were incurred for the year ended July 1, 2007 and largely consist of legal and board of directors’ special committee costs associated with the potential sale of the Company associated with the above mentioned transaction and an earlier sale process.

17.	Subsequent Events

In August 2007, the Company purchased the restaurant it operated in San Antonio, Texas from its landlord for $3.15 million and sold it to a new franchisee for $2.95 million. Coinciding with that transaction, the Company signed a development agreement with the new franchisee, whereby for a period of time, they will have an exclusive right to build three new Champps restaurants in defined areas in the San Antonio and Austin, Texas markets. The Company had previously impaired the assets on this property in fiscal 2007. A gain of approximately $0.2 million is expected to be recorded in the first quarter of fiscal 2008 from this transaction due to the write-off of the deferred rent associated with this location partially offset by the differential in the purchase and sale price mentioned above.

18.	Quarterly Financial Data (Unaudited)

The Company’s quarterly results of operations for fiscal years 2007 and 2006 are summarized as follows (in 000’s except per share data):

	Quarter ended				Year ended
	October 1, 2006	December 31, 2006	April 1, 2007	July 1, 2007	July 1, 2007
Fiscal 2007 (a)
Revenue	$48,769	$53,010	$49,228	$47,062	$198,069
Severance	(136)	—	—	—	(136)
Asset impairment charges and restaurant closings / disposals	—	530	—	—	530
Potential company sale expenses	—	—	499	167	666
Expenses related to predecessor companies	12	—	—	—	12
Loss from continuing operations (b)	(177)	(6,284)	(339)	(710)	(7,510)
Loss (income) from discontinued operations, net of tax	(135)	229	232	14	340
Net loss (b)	(42)	(6,513)	(571)	(724)	(7,850)
Basic income (loss) per share:
Income (loss) from continuing operations	(0.01)	(0.48)	(0.03)	(0.05)	(0.57)
Loss from discontinued operations	0.01	(0.02)	(0.01)	(0.01)	(0.03)
Net income (loss)	—	(0.50)	(0.04)	(0.06)	(0.60)
Diluted income (loss) per share:
Income (loss) from continuing operations	(0.01)	(0.48)	(0.03)	(0.05)	(0.57)
Loss from discontinued operations	0.01	(0.02)	(0.01)	(0.01)	(0.03)
Net income (loss)	—	(0.50)	(0.04)	(0.06)	(0.60)

	Quarter ended				Year ended
	October 2, 2005	January 1, 2006	April 2, 2006	July 2, 2006	July 2, 2006
Fiscal 2006 (a)
Revenue	$50,884	$55,102	$51,659	$49,385	$207,030
Pre-opening expenses	9	70	78	26	183
Severance	100	5	5	—	110
Asset impairment charges and restaurant closings / disposals	—	—	2,136	—	2,136
Expenses related to predecessor companies	(3)	—	(2)	—	(5)
Income (loss) from continuing operations	125	2,633	(524)	(700)	1,534
Loss from discontinued operations, net of tax	331	62	1,405	1,294	3,092
Net income (loss)	(206)	2,571	(1,929)	(1,994)	(1,558)
Basic income (loss) per share:
Income (loss) from continuing operations	0.01	0.20	(0.04)	(0.05)	0.12
Loss from discontinued operations	(0.03)	—	(0.11)	(0.10)	(0.24)
Net income (loss)	(0.02)	0.20	(0.15)	(0.15)	(0.12)
Diluted income (loss) per share:
Income (loss) from continuing operations	0.01	0.19	(0.04)	(0.05)	0.12
Loss from discontinued operations	(0.03)	—	(0.11)	(0.10)	(0.24)
Net income (loss)	(0.02)	0.19	(0.15)	(0.15)	(0.12)

(a)	Prior period quarterly results have been reclassified to reflect discontinued operations (Note 14).

(b)	In the second quarter of fiscal 2007 ended December 31, 2006, a $7.4 million deferred income tax expense was recorded to provide a valuation allowance against a portion of the Company’s FICA tip tax credit carryforwards (Note 8).